Form 10-Q
period 1996-03-31
PIXAR \CA\
filed 1996-05-15
CIK 1002114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

    OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        to

                         Commission File Number: 0-26976

                                      PIXAR

             (Exact name of registrant as specified in its charter)

             California                                 68-0086179
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

             1001 West Cutting Boulevard, Richmond, California 94804
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (510) 236-4000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ( X ) No ( )

The number of shares outstanding of the registrant's Common Stock as of May 8, 1996 was 38,286,500.

PART I -- FINANCIAL INFORMATION

         ITEM 1.      FINANCIAL STATEMENTS

                                      PIXAR
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 March 31,        December 31,
                                                                                   1996              1995
                                                                               -----------       ------------
                                                                               (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $  86,304         $  97,286
    Short-term investments                                                         61,013            47,002
    Trade accounts receivable, net of allowance for returns and doubtful
      accounts of $269 and $256, respectively                                         923               784
    Other receivables                                                               2,429             1,969
    Prepaid expenses and other current assets                                         279               309
    Capitalized film production costs                                               2,195             1,446
                                                                                ---------         ---------

              Total current assets                                                153,143           148,796

Property and equipment, net                                                         1,613             1,552
Capitalized film production costs, net of current portion                           1,472             2,170
Other assets                                                                        1,002               497
                                                                                ---------         ---------

              Total assets                                                      $ 157,230         $ 153,015
                                                                                =========         =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $     481         $     742
    Note payable to the majority shareholder and accrued interest                    --               2,373
    Income taxes payable                                                              329              --
    Film production costs payable                                                   3,248             3,324
    Accrued liabilities                                                             2,906             3,400
    Unearned revenue                                                                  751               269
                                                                                ---------         ---------

              Total current liabilities                                             7,715            10,108

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares authorized and no
      shares issued and outstanding                                                  --                --
    Common stock, no par value; 100,000,000 shares authorized and
      38,286,500 shares issued and outstanding                                    185,845           185,845
Unrealized gain (loss) on investments                                                 (11)               49
Deferred compensation                                                              (1,872)           (2,261)
Accumulated deficit                                                               (34,447)          (40,726)
                                                                                ---------         ---------
              Total shareholders' equity                                          149,515           142,907
                                                                                ---------         ---------
              Total liabilities and shareholders' equity                        $ 157,230         $ 153,015
                                                                                =========         =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                     PIXAR

                            STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 1996           1995
                                                                              ---------      ----------
Revenues:
    Software                                                                   $   911        $    983
    Commercials                                                                    785             528
    Film                                                                            76            --
    Patent licensing                                                             6,495            --
                                                                               -------        --------
                  Total revenues                                                 8,267           1,511
                                                                               -------        --------
Cost of revenues:
    Software                                                                        54             249
    Commercials                                                                    716             385
    Film                                                                             9            --
                                                                               -------        --------
                  Total cost of revenues                                           779             634
                                                                               -------        --------
                  Gross margin                                                   7,488             877
                                                                               -------        --------
Operating expenses:
    Research and development                                                     1,123             733
    Sales and marketing                                                            447             537
    General and administrative                                                   1,178             246
                                                                               -------        --------
                  Total operating expenses                                       2,748           1,516
                                                                               -------        --------
                  Income (loss) from operations                                  4,740            (639)
                                                                               -------        --------
Other income (expense)                                                           1,868             (36)
                                                                               -------        --------
Income (loss) before income taxes                                                6,608            (675)

Income taxes                                                                       329            --
                                                                               -------        --------

                  Net income (loss)                                            $ 6,279        $   (675)
                                                                               =======        ========

Net income (loss) per share (see Note 1)                                       $  0.13        $  (0.02)
                                                                               =======        ========

Shares used in computing net income (loss) per share                            47,051          39,669
                                                                               =======        ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         1996             1995
                                                                                      ---------        ----------
Cash flows from operating activities:
  Net income (loss)                                                                     6,279             (675)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Amortization of deferred compensation                                                 372             --
    Provision for returns and doubtful accounts                                            13             --
    Depreciation and amortization                                                         122               94
    Amortization of capitalized film production costs                                       9             --
    Accrued interest payable                                                             --                 40
    Changes in operating assets and liabilities:
        Trade accounts receivable                                                        (152)             (81)
        Other receivables                                                                (460)            (101)
        Prepaid expenses and other current assets                                          30               27
        Accounts payable                                                                 (261)            (312)
        Income tax payable                                                                329             --
        Film production costs payable                                                     (76)            --
        Accrued liabilities                                                              (494)              83
        Unearned revenue                                                                  482               19
                                                                                     --------          -------
        Net cash provided by (used in) operating activities                             6,193             (906)
                                                                                     --------          -------

Cash flows from investing activities:
  Purchase of property and equipment                                                     (183)             (68)
  Maturities of investments in short-term securities                                    4,930             --
  Purchases of short-term securities, net of unrealized losses                        (19,001)            --
  Capitalized film production costs                                                       (43)              (9)
  Change in other assets                                                                 (505)            --
                                                                                     --------          -------
         Net cash used in investing activities                                        (14,802)             (77)
                                                                                     --------          -------

Cash flows from financing activities:
  Repayment of note payable to shareholder                                             (2,373)            --
  Proceeds from capital infusion                                                         --              1,175
                                                                                     --------          -------
        Net cash provided by (used in) financing activities                            (2,373)           1,175
                                                                                     --------          -------
Net increase (decrease) in cash and cash equivalents                                  (10,982)             192
Cash and cash equivalents at beginning of period                                       97,286               41
                                                                                     --------          -------
Cash and cash equivalents at end of period                                           $ 86,304          $   233
                                                                                     ========          =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes                                    $     25          $  --
                                                                                     ========          =======
    Noncash film production costs capitalized                                       $     17          $  --
                                                                                     ========          =======
    Unrealized gain (loss) on investments                                           $    (60)         $    12
                                                                                     ========          =======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR

                          NOTES TO FINANCIAL STATEMENTS

(1)     BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Pixar's financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with Pixar's audited financial statements as of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995, including notes thereto, included in Pixar's Annual Report on Form 10-K for the year ended December 31, 1995.

      The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the current year or any other period.

(2)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Pixar considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasury Bills, demand notes, and government agency bonds.

      Pixar adopted the provisions of SFAS No. 115 for investments held as of January 1, 1994. Under SFAS No, 115, such investments are considered "available for sale", and recorded at fair value with unrealized gains and losses recorded as a separate component of equity until realized. Interest income is recorded using the effective interest rate, with associated premium or discount amortized to interest income. An unrealized loss of $11,000 has been reflected in shareholders' equity as of March 31, 1996.

(3)  INITIAL PUBLIC OFFERING

        In November 1995, Pixar completed an initial public offering ("IPO") of
6.9 million shares of common stock for $22 per share, which resulted in proceeds to Pixar of approximately $139.7 million, net of issuance costs of approximately $1.9 million.

(4) NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is computed using net income (loss), and is based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive). In accordance with SEC Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the IPO for all periods presented prior to November 1995. Net loss for the three months ended March 31, 1995 is presented on a pro forma basis, and assumes C corporation income tax expense.

(5)  PATENT LICENSING ARRANGEMENTS

      For the three months ended March 31, 1996, fees of $6,495,000 were recognized with respect to the licensing of certain patents. Pixar received $6,000,000 in cash and $5,000,000 in the form of credits for products to be purchased from the licensee by Pixar over the next four years. Pixar has recognized as revenue the $6,000,000 cash payment received, plus $495,000 that represents the portion of the credits Pixar reasonably expects to use in the next twelve months.

(6)  FEATURE FILM AND CD-ROM PRODUCTION

         FEATURE FILM AGREEMENT

    In 1991, Pixar entered into an agreement with a film entertainment company to develop and produce a computer animated feature film. The film entertainment company has two successive options to extend the term of the agreement for up to two additional feature films. Pixar is entitled to receive compensation based on revenue from the distribution of animated feature films and related products. The first feature film was in production as of December 31, 1994 and released in November 1995, and the film entertainment company exercised the option in July 1995 for the development and production of a second feature film.

    Pixar incurs film production costs that are reimbursed by the film entertainment company, inclusive of salaries and overhead. All payments to Pixar from the film entertainment company for costs of feature film production have been recorded as cost reimbursements; accordingly, no revenues have been recorded for such reimbursements; rather, Pixar has netted the reimbursements against the related costs. Total film production costs reimbursed to Pixar for the three months ended March 31, 1995 and March 31, 1996, were $797,000 and $46,000, respectively, for the first motion picture, and $43,000 and $1,808,000, respectively, for the second motion picture. The reimbursements receivable from the film entertainment company for the first motion picture and the second motion picture were $15,000 and $776,000, respectively, as of March 31, 1996.

         CD-ROM AGREEMENT

    Pixar has entered into an agreement with the above-mentioned film entertainment company to develop and produce interactive CD-ROM titles based on the first motion picture. The film entertainment company pays Pixar a development fee for the development of the titles and Pixar is entitled to receive a per-unit royalty on sales of the CD-ROM titles after a certain minimum number of units has been sold. Amounts required to develop the titles in excess of the development fees are funded by Pixar, unless the film entertainment company agrees to provide additional fees. Total development fees recorded as an offset in research and development pursuant to this agreement were $907,000 for the three months ended March 31, 1996. No development fees were recorded for the three months ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K"). The following discussion should be read in conjunction with the sections entitled "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. In particular, the factors set forth below in "Factors Affecting Operating Results" could affect the Company's operating results.

RESULTS OF OPERATIONS

         REVENUES

         Total revenues increased 447% to $8.3 million in the three months ended March 31, 1996 from $1.5 million in the same period of the prior year. The increase in total revenues over the same period of the prior year was primarily attributable to one time patent licensing revenues of $6.5 million.

         Software revenues, which include software license revenue, principally from RenderMan, and software development contract revenues, decreased 7% to $911,000 in the three months ended March 31, 1996 from $983,000 in the same period of the prior year. The decrease in software revenues over the same period of the prior year resulted from a decline in revenue from software development contracts and prepackaged software products other than RenderMan, which more than offset an increase in software license revenue from RenderMan. In January 1996, Pixar raised the list price of RenderMan, which could adversely affect sales of RenderMan. Further, due to Pixar's focus on content creation for animated feature films and related products, Pixar expects that revenue derived from software licenses may decline. In addition, in 1995, Pixar completed work under all of the software development contracts that generated revenues in 1995, and Pixar does not expect to recognize any further revenues under these agreements nor does Pixar intend to pursue future software development work for third parties.

         Revenue attributable to animated television commercials increased 49% to $785,000 in the three months ended March 31, 1996 from $528,000 in the same period of the prior year. Fees for animated television commercials, which are fixed in advance, depend on the relative complexity and length of each commercial as well as the market and competitive conditions. The increase in commercial revenue over the same period of the prior year was due to an increase in the average fee charged due to the increased complexity of the commercials produced, which more than offset the decrease in the number of commercials produced due to the increased emphasis on content creation for feature films. As Pixar continues to focus on animated feature films and related products, Pixar expects that revenue and gross margin from the commercial business may remain flat, decrease or even be eliminated in the foreseeable future.

         Patent licensing revenues of $6.5 million in the three months ended March 31, 1996 were attributable to a patent license with Silicon Graphics whereby Pixar granted to Silicon Graphics and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, Silicon Graphics will pay Pixar total compensation of $11 million, of which $6 million is to be paid in cash and $5 million is to be paid in the form of purchase credits for Silicon Graphics hardware and software over the next four years. Pixar recognized the $6 million cash payment from Silicon Graphics in the three months ended March 31, 1996. Recognition of the remaining $5 million will depend upon forecasted purchases and usage of the hardware and software to be obtained from Silicon Graphics in lieu of payment. In the three months ended March 31, 1996, Pixar recognized revenue of $495,000 which represents that portion of the $5 million in hardware and software credits reasonably expected to be used in the next twelve months. The remainder will be recognized as revenue in future years as hardware and software credits are used.

         As anticipated, based on the terms of the feature film agreement ("the Feature Film Agreement") between Pixar and Walt Disney Pictures, a subsidiary of The Walt Disney Company (along with its subsidiaries hereinafter referred to as "Disney"), film revenues for the three months ended March 31, 1996 include only insignificant revenues from the theatrical release of Pixar's first computer animated feature film, Toy Story. Pixar expects that revenues from Toy Story will have a more significant impact on its financial results during the remainder of the year.

         In the three months ended March 31, 1995, Foote, Cone and Belding and Macromedia accounted for 13% and 11%, respectively of Pixar's total revenues. In the three months ended March 31, 1996, Silicon Graphics accounted for 79% of Pixar's total revenues. The revenues from Silicon Graphics were attributable to a patent license. Pixar does not expect any of these companies to account for a significant portion of revenues for the remainder of the year.

         COST OF REVENUES

         Cost of software revenues consists of the direct costs and manufacturing overhead required to reproduce and package software products and the cost of salaries and overhead associated with the software development contracts. Cost of software revenues as a percentage of the related revenues decreased to 6% in the three months ended March 31, 1996 from 25% in the same period of the prior year due to a substantial reduction in revenue from software development contracts, which have higher associated costs relative to commercialized software costs, and to increased licensing of RenderMan, which carries a higher gross margin than other software products. Cost of software revenues includes no amortization of capitalized software development expenses.

         Cost of commercial revenues consists of costs of production of commercials, primarily salaries and benefits and, to a lesser extent, facility expenses and department overhead costs. Cost of commercial revenues as a percentage of the related revenues increased to 91% in the three months ended March 31, 1996 from 73% in the same period of the prior year as Pixar produced more complex commercials at a higher cost.

         Cost of film revenues consists primarily of the amortization of certain film budget overages capitalized by Pixar. See "Capitalized Film Production Costs." Cost of film revenues as a percentage of the related revenues was 12% for the three months ended March 31, 1996.

         There were no costs of revenue associated with patent licensing, which resulted in an abnormally high overall gross margin.

         OPERATING EXPENSES

         Pixar intends to increase operating expenses in a number of areas. First, as a result of intense competition for animators, creative personnel and technical directors, Pixar expects compensation for such personnel to increase substantially. Pixar also plans to fund greater levels of research and development, expand its administrative staff and facilities, expand other operations and incur other significant costs related to being a public company. To the extent that such expenses precede or are not subsequently followed by an increase in revenues, Pixar's business, operating results and financial condition will be materially adversely affected.

         RESEARCH AND DEVELOPMENT.

         Research and development expenses consist primarily of salaries and support for personnel conducting research and development for licensed software products, primarily the RenderMan product, for Pixar's proprietary Marionette and Ringmaster software and for Pixar's interactive products. Research and development expenses increased 53% in the three months ended March 31, 1996 to $1.1 million from $733,000 in the same period of the prior year. The increase primarily resulted from an increase in personnel, as well as a deferred compensation charge of $150,000 recorded in the three months ended March 31, 1996 in connection with stock option grants. To date, all software development costs have been expensed as incurred.

         With respect to CD-ROM development, under the non-exclusive CD-ROM development and publishing agreement with Disney Interactive, Inc., a wholly-owned subsidiary of Disney, ("CD-ROM Argreement"), development costs in excess of the budgeted maximum amounts, unless reimbursed, will be recorded as research and development expenses. Pixar has incurred over-budget amounts in the development of the first CD-ROM title, a portion of which Disney has reimbursed. Pixar believes that research and development expenses will increase substantially in absolute dollars in future periods, particularly in the areas of development of CD-ROM titles and CD-ROM tools as well as the improvement and upgrading of Pixar's Marionette, Ringmaster and RenderMan software systems.

         SALES AND MARKETING.

         Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support and trade show costs required to support the software segment. Sales and marketing expenses decreased 17% in the three months ended March 31, 1996 to $447,000 from $537,000 in the same period of the prior year. The decrease was due to a reduction in salaries and advertising costs as Pixar focused on content creation, primarily for animated feature films. Pixar believes that sales and marketing expenses may increase in absolute dollars in future periods, particularly in the areas of corporate marketing and public relations.

         GENERAL AND ADMINISTRATIVE.

         General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. All or a portion of the salaries of certain of Pixar's executives are charged as film production costs and are reimbursed by Disney and are not included in general and administrative expenses. General and administrative expenses increased 379% in the three months ended March 31, 1996 to $1.2 million from $246,000 in the same period of the prior year. The increase was primarily due to deferred compensation expense recorded in connection with stock option grants, increased staffing, increased professional fees associated with the protection of intellectual property and increased costs associated with being a public company (such as expenses related to directors' and officers' insurance, and increased professional fees). Pixar expects general and administrative expenses to increase in absolute dollars in future periods as Pixar incurs additional costs related to being a public company, continues amortization of deferred compensation expense and expands its administrative staff and facilities.

         OTHER INCOME (EXPENSE), NET

         Other expense, net was $36,000 in the three months ended March 31, 1995 and was primarily attributable to net interest expense consisting primarily of interest accrued on a promissory note issued by Pixar to the majority shareholder. Other income, net was $1.9 million in the three months ended March 31, 1996 consisting primarily of interest income from a greater level of investments due to Pixar's IPO in November 1995.

         INCOME TAXES

         Pixar elected to be treated as an S corporation for federal income tax purposes as of January 1, 1992, whereby income was taxed to the individual shareholder. No income tax expense was recorded in the three months ending March 31, 1995.

         In April 1995, the S corporation status was terminated as a result of a recapitalization of Pixar. Accordingly, Pixar was taxed as a C corporation for the three months ended March 31, 1996 and the income tax expense reflects the alternative minimum tax liability after utilization of available net operating loss carryforwards.

FACTORS AFFECTING OPERATING RESULTS

         Pixar intends to generate a substantial majority of its future revenue from the development and production of animated feature films and related products. Pixar's annual and quarterly revenue will depend upon the timing and market acceptance of the animated feature films and related products and upon the costs to distribute and promote such films and products. The revenues derived from the production and distribution of an animated feature film depend primarily on the film's acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a motion picture also depends upon promotion and marketing, production costs, the availability of alternative forms of entertainment and leisure time activities, critical reviews, unpredictable public taste, the success of films released by competitors, general economic conditions, and other tangible and intangible factors, all of which change and cannot be predicted with certainty. Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products. Accordingly, Pixar's annual and quarterly revenues are and will continue to be extremely difficult to forecast. Moreover, Pixar's expense levels are based in part on expectations regarding future revenues and are, to a large extent, fixed. Pixar may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue from Pixar's feature films and related products in relation to Pixar's expectations would have an immediate material adverse effect on Pixar's business, operating results and financial condition. Pixar plans to increase its operating expenses to fund greater levels of research and development, CD-ROM development and to expand operations. In addition, as a result of intense competition for animators, creative personnel and technical directors, Pixar expects compensation for such personnel to increase substantially, along with corresponding increases in Pixar's operating expenses and film production budgets. Since compensation for a substantial number of Pixar's employees is reimbursed by Disney (within approved budgets) under the Feature Film Agreement, if Pixar was not reimbursed or if the budget for a project funded by Disney was exceeded, Pixar would experience a further significant increase in operating expenses. To the extent that such expenses precede or are not subsequently followed by increased revenues, Pixar's business, operating results and financial condition will be materially adversely affected.

         Pixar expects to experience significant fluctuations in its future annual and quarterly operating results that may be caused by many factors, including the timing of the domestic and international releases of the animated feature films, the success of the animated feature films (which can fluctuate significantly from film to film), the timing of the release of related products into their respective markets, the demand for the related products (which is often a function of the success of the related animated feature film), Disney's costs to distribute and promote the feature films and related products, Disney's success at marketing the films and related products, the timing of receipt of proceeds from the animated feature film and related products by Disney, the timing of revenue recognition under the Feature Film Agreement, the timing of revenue recognition under any distribution agreements for related products, the introduction of new feature films or products by Pixar's competitors, the timing of significant operating expenses and capital expenditures, the level of unreimbursed film production costs in excess of budgeted maximum amounts and general economic conditions. In particular, since Pixar's compensation rate under the Feature Film Agreement escalates as the revenues from each animated feature film and the related products increase, Pixar's operating results are likely to fluctuate depending on the level of success of its animated feature films and related products. As a result, Pixar believes that period-to-period comparisons of its results of operations are not necessarily meaningful, and its annual and quarterly results of operations should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future period Pixar's operating results will be below the expectations of public market analysts or investors. In such event, the price of Pixar's Common Stock would likely be materially adversely affected.

         Under the Feature Film Agreement, Pixar's compensation rate for Toy Story and its related products escalates as the revenues from Toy Story and the related products increase. Under this formula, Pixar's compensation will be insignificant until such time as the revenues earned by Disney from distribution of Toy Story and the related products are sufficient to cover specified costs and distribution fees to Disney associated with Toy Story and the related products. Once such costs and distribution fees have been covered, Pixar's compensation rate escalates substantially. In particular, the production costs, the general level of marketing and distribution costs and the timing of the international theatrical and home video releases affect Pixar's compensation, and many of these factors are controlled by and determined solely by Disney. As of March 31, 1996, Disney's marketing and distribution costs for Toy Story are higher than originally anticipated by Pixar which would have the effect of delaying the time at which Pixar's compensation rate escalates, and potentially reducing Pixar's compensation. Since other factors could offset this, such as higher than anticipated home video sales, it is difficult to estimate the impact of this on Pixar's overall compensation from Toy Story revenues. Also as of March 31, 1996, Disney has announced that, due to the box office success of the film, it will wait until December of this year to release the Toy Story home video. There can be no assurance that the marketing and distribution costs incurred by Disney or the decision to delay the release of the Toy Story home video will not materially adversely affect Pixar's operating results or financial condition.

         Because Pixar expects that software revenue and television commercial revenue may not grow and may even decline and that patent licensing revenues will not be generated on an on-going and regular basis, if Pixar does not receive significant compensation under the Feature Film Agreement and the CD-ROM Agreement, Pixar's revenues and net income may decline from historical levels, and Pixar's business, operating results and financial condition will be materially adversely affected.

CAPITALIZED FILM PRODUCTION COSTS

         Although Disney funded the entire production of Toy Story, Pixar contractually guaranteed certain of the film budget overages and is liable to Disney for these amounts under the Feature Film Agreement. Because these are "production costs" under Statement of Financial Accounting Standards (SFAS) No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," the costs are capitalized and will be amortized against future film revenue. In the quarter ended March 31, 1996, an insignificant portion of these costs were amortized against film revenues. As of March 31, 1996, Pixar had approximately $3.7 million of capitalized film production costs, with approximately $3.2 million recorded as an accrued liability. Any Pixar-related overages paid by Disney will be deducted from Pixar's compensation or otherwise remitted to Disney. Pixar is entitled to recover any overages that it has funded, through its compensation under the Feature Film Agreement, if Toy Story meets certain predefined criteria.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased $3.0 million to $147.3 million at March 31, 1996 from $144.3 million at December 31, 1995. Working capital increased $6.7 million to $145.4 million at March 31, 1996 from $138.7 million at December 31, 1995. The increase was due primarily to cash received of $6.0 million from a technology license.

         Net cash provided by operations in the three months ended March 31, 1996 was primarily attributable to net income resulting from patent licensing revenue of $6.5 million. Net cash used in investing activities in the three months ended March 31, 1996 was due primarily to the purchase of short-term investments. Net cash used in financing activities in the three months ended March 31, 1996 was attributable to the repayment of the note payable to Pixar's majority shareholder.

         As of March 31, 1996, Pixar's principal source of liquidity was approximately $147.3 million in cash and short-term investments. Pixar believes that these funds together with cash flows expected to be generated from operations will be sufficient to meet the Company's operating requirements through 1996. Thereafter, if cash generated by operations is insufficient to satisfy Pixar's liquidity requirements, Pixar may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to Pixar's shareholders. There can be no assurance that financing will be available to Pixar in an amount and on terms acceptable to Pixar.

                          PART II -- OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (A) EXHIBITS
                  11.1 Statement of Computation of Net Income (Loss) Per Share.

                  27   Financial Data Schedule.

              (B) REPORTS ON FORM 8-K
                  No reports on Form 8-K were filed by Pixar during the quarter ended March 31, 1996.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PIXAR

Date: May 13, 1996              By: /s/ Lawrence B. Levy
      ----------------------        --------------------
                                 Lawrence B. Levy,
                                 Executive Vice President and Chief Financial
                                 Officer (Principal Financial and Accounting
                                 Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit 11.1    Statement of Computation of Net Income (Loss) Per Share
Exhibit 27.1    Financial Data Schedule