Form 10-Q
period 1996-06-30
PIXAR \CA\
filed 1996-08-14
CIK 1002114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

    OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

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

                                Yes (X)   No ( )

    The number of shares outstanding of the registrant's Common Stock as of August 8, 1996 was 38,625,155.

PART I -- FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                                      PIXAR
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             June 30,        December 31,
                                                                               1996              1995
                                                                            ---------        ------------
                                                                            (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                $  64,943         $  97,286
    Short-term investments                                                      81,819            47,002
    Trade and other accounts receivable, net                                     6,138             2,753
    Prepaid expenses and other current assets                                      454               309
    Capitalized film production costs                                            1,428             1,446
                                                                             ---------         ---------

               Total current assets                                            154,782           148,796

Property and equipment, net                                                      2,468             1,552
Capitalized film production costs, net of current portion                        1,267             2,170
Other assets                                                                       871               497
                                                                             ---------         ---------

               Total assets                                                  $ 159,388         $ 153,015
                                                                             =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $     424         $     742
    Note payable to the majority shareholder and accrued interest                   --             2,373
    Income taxes payable                                                           295                --
    Film production costs payable                                                   --             3,324
    Accrued liabilities                                                          3,441             3,400
    Unearned revenue                                                               635               269
                                                                             ---------         ---------

               Total current liabilities                                         4,795            10,108
                                                                             ---------         ---------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares authorized and no
    shares issued and outstanding                                                   --                --
    Common stock, no par value; 100,000,000 shares authorized and
    38,468,753 shares  issued and outstanding                                  185,881           185,845
Unrealized gain (loss) on investments                                             (101)               49
Deferred compensation                                                           (1,530)           (2,261)
Accumulated deficit                                                            (29,657)          (40,726)
                                                                             ---------         ---------
               Total shareholders' equity                                      154,593           142,907
                                                                             =========         =========
              Total liabilities and shareholders' equity                     $ 159,388         $ 153,015
                                                                             =========         =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                       1996            1995             1996            1995
                                                     --------        --------         --------        --------
Revenues:
    Software                                         $  1,734        $    910         $  2,645        $  1,892
    Commercials                                           799             575            1,584           1,105
    Film                                                5,000              --            5,076              --
    Patent licensing                                      396           6,500            6,891           6,500
                                                     --------        --------         --------        --------

               Total revenues                           7,929           7,985           16,196           9,497
                                                     --------        --------         --------        --------

Cost of revenues:
    Software                                                7             141               61             389
    Commercials                                           785             277            1,501             662
    Film                                                  414              --              423              --
                                                     --------        --------         --------        --------

               Total cost of revenues                   1,206             418            1,985           1,051
                                                     --------        --------         --------        --------

               Gross margin                             6,723           7,567           14,211           8,446
                                                     --------        --------         --------        --------

Operating expenses:
    Research and development                            1,592             998            2,715           1,731
    Sales and marketing                                   614             409            1,061             945
    General and administrative                          1,396             770            2,574           1,017
                                                     --------        --------         --------        --------

               Total operating expenses                 3,602           2,177            6,350           3,693
                                                     --------        --------         --------        --------

               Income  from operations                  3,121           5,390            7,861           4,753
                                                     --------        --------         --------        --------

Other income (expense), net                             1,922             (38)           3,790             (74)
                                                     --------        --------         --------        --------

Income  before income taxes                             5,043           5,352           11,651           4,679

Income taxes                                              253             229              582             229
                                                     --------        --------         --------        --------

              Net income                             $  4,790        $  5,123         $ 11,069        $  4,450
                                                     ========        ========         ========        ========

Net income per share (see Note 2)                    $   0.10        $   0.13         $   0.24        $   0.11
                                                     ========        ========         ========        ========

Shares used in computing net income per share          47,002          39,671           47,028          39,669
                                                     ========        ========         ========        ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                  1996             1995
                                                                                --------         --------
Cash flows from operating activities:
    Net income                                                                  $ 11,069         $  4,450
    Adjustments to reconcile net income to net cash
         provided by operating activities:
        Amortization of deferred compensation                                        704              524
        Non-cash revenue attributable to film overbudget                          (2,324)              --
        Provision for returns and doubtful accounts                                   12               --
        Depreciation and amortization                                                251              224
        Amortization of capitalized film production costs                            423               --
        Accrued interest payable                                                      --               87
        Licenses exchanged for equipment                                            (891)              --
        Changes in operating assets and liabilities:
         Trade and other accounts receivable                                      (3,397)            (343)
         Prepaid expenses and other current assets                                  (145)              97
         Accounts payable                                                           (318)            (348)
         Income tax payable                                                          295              229
         Accrued liabilities                                                          41              179
         Unearned revenue                                                            366               25
                                                                                --------         --------
               Net cash provided by operating activities                           6,086            5,124
                                                                                --------         --------

Cash flows from investing activities:
    Purchase of property and equipment                                              (276)            (536)
    Maturities of investments in short-term securities                            42,032               --
    Purchases of short-term securities, net of unrealized losses                 (76,999)              --
    Capitalized film production costs                                               (475)              --
    Change in other assets                                                          (374)            (200)
                                                                                --------         --------
        Net cash used in investing activities                                    (36,092)            (736)
                                                                                --------         --------

Cash flows from financing activities:
    Repayment of note payable to shareholder                                      (2,373)              --
    Proceeds from note payable to shareholder                                         --            2,225
    Proceeds from exercised stock options                                             36               --
                                                                                --------         --------
        Net cash provided by (used in) financing activities                       (2,337)           2,225
                                                                                --------         --------

Net increase (decrease) in cash and cash equivalents                             (32,343)           6,613
Cash and cash equivalents at beginning of period                                  97,286               41
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $ 64,943         $  6,654
                                                                                ========         ========

Supplemental disclosure of cash flow information:
         Cash paid during the period for income taxes                           $    305         $     --
                                                                                ========         ========
 Supplemental disclosure of non-cash investing and financing activities:
         Credits used to purchase equipment                                     $    891         $     --
                                                                                ========         ========
         Film overbudget reductions                                             $  3,324         $     --
                                                                                ========         ========
         Film production costs capitalized                                      $     27         $     --
                                                                                ========         ========
         Unrealized gain (loss) on investments                                  $   (150)        $     30
                                                                                ========         ========

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

      The results of operations for the three months ended June 30, 1996, and the six months ended June 30, 1996 are not necessarily indicative of the results expected for the current year or any other period.

(2) NET INCOME PER SHARE

      Net income per share is computed using net income, and is based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive). In accordance with SEC Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within twelve months of Pixar's initial public offering of common stock, ("IPO"), for all periods presented prior to November 1995. Net income for the three months ended June 30, 1995 and the six months ended June 30, 1995 is presented on a pro forma basis, and assumes C corporation income tax expense.

(3)  PATENT LICENSING ARRANGEMENTS

      For the six months ended June 30, 1996, fees of $6.9 million were recognized with respect to the licensing of certain patents. The Company delivered all rights to utilize the technology underlying the license to the licensee, and received a non-refundable fixed-fee cash payment of $6.0 million in cash and $5.0 million in the form of credits for products to be purchased from the licensee by Pixar over the next four years. Following the release of the rights to utilize the patents to the licensee, Pixar maintained no significant vendor obligations to the licensee, so the Company recognized as revenue the fixed and determinable amounts of the $6.0 million cash payment received, plus $891,000 that represents the portion of the credits Pixar has used in the last six months.

(4)  FEATURE FILM AND CD-ROM PRODUCTION

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

    Pixar is entitled to receive compensation based on revenue from the distribution of animated feature films and related products. The Company recognized revenues on the first feature film of $5.1 million for the six months ended June 30, 1996.

    Pixar incurs film production costs that are reimbursed by the film entertainment company, inclusive of salaries and overhead. All payments to Pixar from the film entertainment company for costs of feature film production have been recorded as cost reimbursements; accordingly, no revenues have been recorded for such reimbursements; rather, Pixar has netted the reimbursements against the related costs. Total film production costs reimbursed to Pixar for the six months ended June 30, 1995 and June 30, 1996, were $1,794,000 and $52,000, respectively, for the first motion picture, and $595,000 and $3,597,000, respectively, for the second motion picture. The reimbursements receivable from the film entertainment company for the first motion picture and the second motion picture were $2,000 and $371,000, respectively, as of June 30, 1996.

         CD-ROM AGREEMENT

    Pixar has entered into an agreement with the above-mentioned film entertainment company to develop and produce interactive CD-ROM titles based on the first motion picture. The film entertainment company pays Pixar a development fee for the development of the titles and Pixar is entitled to receive a per-unit royalty on sales of the CD-ROM titles after a certain minimum number of units has been sold. Pixar recognized $1,012,000 of royalties from sales of the first CD-ROM title for the six months ended June 30, 1996. Amounts required to develop the titles in excess of the development fees are funded by Pixar and are recorded as research and development fees, unless the film entertainment company agrees to provide additional fees. Total development fees recorded as an offset in research and development pursuant to this agreement were $2,182,000 for the six months ended June 30, 1996.

(5)  SOFTWARE DEVELOPMENT COSTS


    In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, additional costs would be capitalized. To date, Pixar has not capitalized any software development costs after technological feasibility has been established on its software products since Pixar believes its process for developing software is essentially completed concurrently with the establishment of technological feasibility and costs incurred thereafter have not been material.

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


RESULTS OF OPERATIONS

         REVENUES


         Total revenues decreased by 1% to $7.9 million in the three months ended June 30, 1996 from $8.0 million in the same period of the prior year, and increased by 71% to $16.2 million in the six months ended June 30, 1996 from $9.5 million in the same period of the prior year. Total revenue for the three months ended June 30, 1995 included a one-time patent licensing fee of $6.5 million, which is compared to film and CD-ROM revenues of $5.0 million and $1.0 million, respectively, recognized in the three months ended June 30, 1996. The increase in total revenues for the six months ended June 30, 1996 over the same period in the prior year was primarily attributable to film revenue of $5.1 million and CD-ROM revenue of $1.0 million.



         Software revenues include software license revenue, principally from RenderMan, software development contract revenues and royalties received from the April 1996 release of Pixar's first CD-ROM, Disney's Animated Storybook, Toy Story, which was developed by Pixar's interactive division and marketed and distributed by Disney Interactive, Inc., a subsidiary of the Walt Disney Company (along with its subsidiaries hereinafter referred to as "Disney"). Software revenues increased 91% to $1.7 million in the three months ended June 30, 1996 from $910,000 in the same period of the prior year, and increased by 40% to $2.6 million in the six months ended June 30, 1996 from $1.9 million in the same period of the prior year. The increases in software revenues over the same periods of the prior year resulted from CD-ROM royalty revenues of $1.0 million in the three months ended June 30, 1996, and an increase in software license revenue from RenderMan offset by a decline in revenue from software development contracts and prepackaged software products other than RenderMan. In January 1996, Pixar raised the list price of RenderMan, which could adversely affect sales of RenderMan. Further, due to Pixar's focus on content creation for animated feature films and related products, Pixar expects that revenue derived from software licenses may decline. In addition, in 1995, Pixar completed work under all of the software development contracts that generated revenues in 1995, and Pixar does not expect to recognize any further revenues under these agreements nor does Pixar intend to pursue future software development work for third parties.


         Revenue attributable to animated television commercials increased 39% to $799,000 in the three months ended June 30, 1996 from $575,000 in the same period of the prior year, and increased 43% to $1.6 million in the six months ended June 30, 1996 from $1.1 million in the same period of the prior year. Fees for animated television commercials, which are fixed in advance, depend on the relative complexity and length of each commercial as well as the market and competitive conditions. The increases in commercial revenue over the same periods of the prior year were due to an increase in the average fee charged due to the increased complexity of the commercials produced. On July 8, 1996, Pixar announced plans to substantially discontinue its production of commercials for third parties after fulfilling its current commitments and to redirect the talent in its television commercial group to animated feature films and related products. Although most of the 18 employees in the commercial division have been moved to other projects, Pixar expects some ongoing activity in this area due to projects related to Pixar's films.

         Patent licensing revenues of $396,000 in the three months ended June 30, 1996, and $6.9 million in the six months ended June 30, 1996 were attributable to a patent license with Silicon Graphics, Inc., ("SGI"), whereby Pixar granted to SGI and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, SGI will pay Pixar total compensation of $11.0 million, of which $6.0 million is to be paid in cash and $5.0 million is to be paid in the form of purchase credits for SGI hardware and software over the next four years. Recognition of the $5.0 million in credits will depend upon purchases and usage of the hardware and software to be obtained from SGI in lieu of payment. In the six months ended June 30, 1996, Pixar recognized revenue of $6.9 million, which included $6.0 million received in cash, plus $891,000 representing the portion of the $5.0 million in hardware and software credits actually used. The remaining $4.1 million will be recognized as revenue in future periods as hardware and software credits are used. Patent licensing revenues of $6.5 million for the three and six months ended June 30, 1995, were attributable to a one-time patent license with Microsoft Corporation, ("Microsoft").


         Based on the terms of the feature film agreement ("the Feature Film Agreement") between Pixar and Disney, film revenues of $5.0 and $5.1 million were recognized for the three and six months ended June 30, 1996, respectively. These amounts represented a portion of the total revenues Pixar expects to receive from the November 1995 release of its first computer animated feature film, Toy Story. Future film revenues may fluctuate significantly from quarter to quarter, and may be higher or lower than amounts recognized in the three months ended June 30, 1996.


         In the three months ended June 30, 1996, and in the six months ended June 30, 1996, Disney accounted for 77% and 38%, respectively, of Pixar's total revenues. The revenues from Disney consisted primarily of film revenues and CD-ROM royalties. SGI accounted for 43% of total revenues for the six months ended June 30, 1996. In the three months ended June 30, 1995, and in the six months ended June 30, 1995, Microsoft accounted for 81% and 68%, respectively, of total revenues. The revenues from Microsoft and SGI were attributable to one-time patent licenses, and Pixar expects that similar levels of patent licensing revenue will not be generated on an ongoing and regular basis.

         COST OF REVENUES

         Cost of software revenues consists of the direct costs and manufacturing overhead required to reproduce and package software products and the cost of salaries and overhead associated with the software development contracts. Cost of software revenues as a percentage of the related revenues decreased to less than 1% in the three months ended June 30, 1996 from 15% in the same period of the prior year and decreased to 2% in the six months ended June 30, 1996 from 21% in the same period of the prior year. The decreases over the same periods of the prior year were due to increased CD-ROM royalty revenues which have no associated costs, a substantial reduction in revenue from software development contracts, which have higher associated costs relative to commercialized software costs, and to increased licensing of RenderMan, which carries a higher gross margin than other software products. Cost of software revenues includes no amortization of capitalized software development expenses.

         Cost of commercial revenues consists of costs of production of commercials, primarily salaries and benefits and, to a lesser extent, facility expenses and department overhead costs. Cost of commercial revenues as a percentage of the related revenues increased to 98% in the three months ended June 30, 1996 from 48% in the same period of the prior year and increased to 95% in the six months ended June 30, 1996 from 60% in the same period of the prior year. The increases over the same periods of the prior year were primarily attributable to the higher costs associated with the increased complexity of the commercials produced and increased market competition, which resulted in lower overall profitability.

         Cost of film revenues consists primarily of the amortization of certain film budget overages capitalized by Pixar. See "Capitalized Film Production Costs." Cost of film revenues as a percentage of the related revenues was 8% for each of the three and six months ended June 30, 1996.

         There were no costs of revenue associated with patent licensing revenues, which resulted in an abnormally high overall gross margin for all periods presented, especially the three and six months ended June 30, 1995, where patent licensing revenue accounted for approximately 81% and 68%, respectively, of total revenues.

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

         RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product, for Pixar's proprietary Marionette and Ringmaster software and for Pixar's interactive products. Research and development expenses increased 60% in the three months ended June 30, 1996 to $1.6 million from $1.0 million in the same period of the prior year, and increased 57% in the six months ended June 30, 1996 to $2.7 million from $1.7 million in the same period of the prior year. The increases over the same periods of the prior year primarily resulted from increased personnel, as well as deferred compensation charges of $135,000 and $285,000 recorded in the three and six months ended June 30, 1996, respectively, in connection with stock option grants. To date, all software development costs have been expensed as incurred.


         With respect to CD-ROM development, under the CD-ROM agreement with Disney ("the CD-ROM Agreement"), development costs in excess of the budgeted maximum amounts, unless reimbursed, will be recorded as research and development expenses. Pixar has incurred over budget amounts in the development of the first CD-ROM title, a portion of which Disney has reimbursed. Pixar believes that research and development expenses will increase substantially in absolute dollars in future periods, particularly in the areas of development of CD-ROM titles and CD-ROM tools as well as the improvement and upgrading of Pixar's Marionette, Ringmaster and RenderMan software systems.


         SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support the software segment. Sales and marketing expenses increased 50% in the three months ended June 30, 1996 to $614,000 from $409,000 in the same period of the prior year, and increased 12% in the six months ended June 30, 1996 to $1.1 million from $945,000 in the same period of the prior year. The increases over the same periods of the prior year were due to costs associated with being a public company such as public relations and increased corporate marketing offset by a reduction in salaries and advertising costs as Pixar focused on content creation, primarily for animated feature films. Pixar believes that sales and marketing expenses may increase in absolute dollars in future periods, particularly in the areas of corporate marketing and public relations.


         GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. All or a portion of the salaries of certain of Pixar's executives are charged as film production costs and are reimbursed by Disney and are not included in general and administrative expenses. General and administrative expenses increased 81% in the three months ended June 30, 1996 to $1.4 million from $770,000 in the same period of the prior year, and increased 153% in the six months ended June 30, 1996 to $2.6 million from $1.0 million in the same period of the prior year. The increases over the same periods of the prior year were primarily due to deferred compensation expense recorded in connection with stock option grants, increased staffing, increased professional fees associated with the protection of intellectual property and increased costs associated with being a public company (such as expenses related to directors' and officers' insurance, and increased professional fees). Pixar expects general and administrative expenses to increase in absolute dollars in future periods as Pixar incurs additional costs related to being a public company, continues amortization of deferred compensation expense and expands its administrative staff and facilities.

         OTHER INCOME (EXPENSE), NET

         Other income, net was $1.9 million and $3.8 million in the three and six months ended June 30, 1996, respectively, consisting primarily of interest income on investments of the net proceeds from Pixar's IPO in November 1995. Other expense, net was $38,000 and $74,000 in the three and six months ended June 30, 1995, respectively, and was primarily attributable to interest expense accrued on a promissory note issued by Pixar to its majority shareholder.

         INCOME TAXES

         Income tax expense for the three and six months ended June 30, 1996 reflects the alternative minimum tax liability after utilization of available net operating loss carryforwards. Pixar elected to be treated as an S corporation for federal income tax purposes as of January 1, 1992, whereby income was taxed to the individual shareholder. In April 1995, the S corporation status was terminated as a result of a recapitalization of Pixar. Accordingly, Pixar was taxed as a C corporation after the recapitalization. Income tax expense for the three and six months ended June 30, 1995, is presented on a pro forma basis, and assumes C corporation income tax expense.

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

         Pixar expects to experience significant fluctuations in its future annual and quarterly operating results that may be caused by many factors, including the timing of the domestic and international releases of the animated feature films, the success of the animated feature films (which can fluctuate significantly from film to film), the timing of the release of related products into their respective markets, the demand for the related products (which is often a function of the success of the related animated feature film), Disney's costs to distribute and promote the feature films and related products, Disney's success at marketing the films and related products, the timing of receipt of proceeds from the animated feature film and related products by Disney, the timing of revenue recognition under the Feature Film Agreement, the timing of revenue recognition under any distribution agreements for related products, the introduction of new feature films or products by Pixar's competitors, the timing of significant operating expenses and capital expenditures, the level of unreimbursed film production and CD-ROM development costs in excess of budgeted maximum amounts and general economic conditions. In particular, since Pixar's compensation rate under the Feature Film Agreement escalates as the revenues from each animated feature film and the related products increase, Pixar's operating results are likely to fluctuate depending on the level of success of its animated feature films and related products. As a result, Pixar believes that period-to-period comparisons of its results of operations are not necessarily meaningful, and its annual and quarterly results of operations should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future period Pixar's operating results will be below the expectations of public market analysts or investors. In such event, the price of Pixar's Common Stock would likely be materially adversely affected.

         Under the Feature Film Agreement, Pixar's compensation rate for Toy Story and its related products escalates as the revenues from Toy Story and the related products increase. Under this formula, Pixar's compensation is insignificant until such time as the revenues earned by Disney from distribution of Toy Story and the related products are sufficient to cover specified costs and distribution fees to Disney associated with Toy Story and the related products. Once such costs and distribution fees have been covered, Pixar's compensation rate escalates substantially. In particular, the production costs, the general level of marketing and distribution costs and the timing of the international theatrical and home video releases affect Pixar's compensation, and many of these factors are controlled by and determined solely by Disney. Disney's marketing and distribution costs for Toy Story were higher than originally anticipated by Pixar which would have the effect of delaying the time at which Pixar's compensation rate escalates. In addition, notwithstanding the success of Toy Story in foreign markets, Pixar believes that the international box office for Toy Story might be lower than originally anticipated. Pixar further believes that these two factors, particularly the higher level of Disney's marketing and distribution costs, will have a material adverse impact on Pixar's compensation from Toy Story revenues and results of operations for 1997.

         Because Pixar expects that revenues from RenderMan may not grow and may even decline, that television commercial production will be substantially discontinued, and that patent licensing revenues will not be generated on an ongoing and regular basis, if Pixar does not receive significant compensation under the Feature Film Agreement and the CD-ROM Agreement, Pixar's revenues and net income will decline from historical levels, and Pixar's business, operating results and financial condition will be materially adversely affected.


CAPITALIZED FILM PRODUCTION COSTS

         Although Disney funded the entire production of Toy Story, Pixar contractually guaranteed certain of the film budget overages and was liable to Disney for these amounts under the Feature Film Agreement. Because these are "production costs" under Statement of Financial Accounting Standards (SFAS) No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," the costs were capitalized and amortized against film revenue. In the three and six months ended June 30, 1996, $414,000 and $423,000 of these costs, respectively, were amortized against film revenues. As of June 30, 1996, Pixar had approximately $2.7 million of capitalized film production costs, consisting primarily of costs related to Toy Story. As of March 31, 1996, Pixar had approximately $3.2 million recorded as a liability for Pixar-related overages paid by Disney. In the three months ended June 30, 1996, this liability was reduced by $1.0 million as a result of a reduction in the final Toy Story budget and the balance of $2.2 million was satisfied through a deduction from the amount due from Disney to Pixar for Pixar's compensation, which is based on Toy Story revenues. Pixar is entitled to recover any overages that it has funded, through its compensation under the Feature Film Agreement, if Toy Story meets certain predefined criteria.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased $2.5 million to $146.8 million at June 30, 1996 from $144.3 million at December 31, 1995. Working capital increased $11.3 million to $150.0 million at June 30, 1996 from $138.7 million at December 31, 1995.

        Net cash provided by operations in the six months ended June 30, 1996 was primarily attributable to net cash received of $6.0 million from patent licensing fees, and cash received from film and other operations. Net cash used in investing activities in the six months ended June 30, 1996 was due primarily to the purchase of short-term investments of $77.0 million less cash received from maturities of $42.0 million. Net cash used in financing activities in the six months ended June 30, 1996 was attributable to the repayment of the note payable to Pixar's majority shareholder.

        As of June 30, 1996, Pixar's principal source of liquidity was approximately $146.8 million in cash and short-term investments. Pixar believes that these funds together with cash flows expected to be generated from operations will be sufficient to meet the Company's operating requirements through the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy Pixar's liquidity requirements, Pixar may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to Pixar's shareholders. There can be no assurance that financing will be available to Pixar in an amount and on terms acceptable to Pixar.

      During the three months ended June 30, 1996, Pixar entered into a new lease agreement to expand the total square footage of its corporate headquarters by approximately 26,000 square feet. This agreement will result in additional cash commitments for lease payments of approximately $528,000 beginning August 10, 1996, and continuing through July 10, 1999. Tenant improvements and capital equipment purchases related to the expansion are expected to total up to $800,000 for the year ended December 31, 1996.

                          PART II -- OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS


         The following matters were submitted to the shareholders at the Company's Annual Meeting of Shareholders held May 29, 1996. Each of these matters was approved by a majority of shares present at the meeting.


         1. The uncontested election of four directors to serve a one-year term until their successors are duly elected and qualified. The following is a summary of the nominees and voting results:


                                          Votes For                Votes Withheld
                                          ---------                --------------

           Steven P. Jobs                 36,657,492                   48,139
           Larry W. Sonsini               36,653,780                   51,851
           Skip M. Brittenham             36,653,072                   52,559
           Joseph A. Graziano             36,653,010                   52,621


         2. The ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors for the Company for the fiscal year ending December 31, 1996. Results of the voting included 36,641,180 shares for, 35,017 shares against and 29,434 shares abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             11.1 Statement of Computation of Net Income Per Share.

             27.1 Financial Data Schedule.

         (a) REPORTS ON FORM 8-K

             No reports on Form 8-K were filed by Pixar during the quarter ended June 30, 1996.

ITEMS 1, 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PIXAR

Date: August 9, 1996                  By: /s/ Lawrence B. Levy
                                          --------------------------------------
                                          Lawrence B. Levy,
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer and Duly
                                          Authorized Officer)