Form 10-Q
period 1996-09-30
PIXAR \CA\
filed 1996-11-13
CIK 1002114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

    OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                         Commission File Number: 0-26976


                                      PIXAR
             (Exact name of registrant as specified in its charter)

               California                                    68-0086179

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

                                 Yes   X   No
                                    ----     ----

    The number of shares outstanding of the registrant's Common Stock as of November 7, 1996 was 39,097,619.

PART I -- FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                                      PIXAR
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          September 30,     December 31,
                                                                              1996             1995
                                                                          -------------     ------------
                                                                           (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                               $  25,665        $  97,286
    Short-term investments                                                    121,870           47,002
    Trade and other accounts receivable, net                                   15,736            2,753
    Prepaid expenses and other current assets                                     382              309
    Capitalized film production costs, current portion                          1,443            1,446
                                                                            ---------        ---------

               Total current assets                                           165,096          148,796

Property and equipment, net                                                     3,352            1,552
Capitalized film production costs, net of current portion                       1,084            2,170
Other assets                                                                    1,059              497
                                                                            ---------        ---------

               Total assets                                                 $ 170,591        $ 153,015
                                                                            =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $     689        $     742
    Note payable to the majority shareholder and accrued interest                  --            2,373
    Income taxes payable                                                          799               --
    Film production costs payable                                                  --            3,324
    Accrued liabilities                                                         4,043            3,400
    Unearned revenue                                                              400              269
                                                                            ---------        ---------

               Total current liabilities                                        5,931           10,108
                                                                            ---------        ---------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares authorized and no
    shares issued and outstanding                                                  --               --
    Common stock, no par value; 100,000,000 shares authorized and
    38,968,971 shares issued and outstanding                                  186,005          185,845
Unrealized gain (loss) on investments                                             (34)              49
Deferred compensation                                                          (1,254)          (2,261)
Accumulated deficit                                                           (20,057)         (40,726)
                                                                            ---------        ---------
               Total shareholders' equity                                     164,660          142,907
                                                                            ---------        ---------
              Total liabilities and shareholders' equity                    $ 170,591        $ 153,015
                                                                            =========        =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended          Nine Months Ended
                                                              September 30,              September 30,
                                                         1996            1995         1996           1995
                                                         ----            ----         ----           ----
                                                     (Unaudited)      (Unaudited)  (Unaudited)
Revenues:
    Software                                           $   949       $    706        $ 3,594       $  2,599
    Animation services                                   1,022            397          2,606          1,501
    Film                                                11,146             --         16,222             --
    Patent licensing                                       719             --          7,610          6,500
                                                       -------       --------        -------       --------

               Total revenues                           13,836          1,103         30,032         10,600
                                                       -------       --------        -------       --------

Cost of revenues:
    Software                                                20            112             81            501
    Animation services                                     856            428          2,357          1,090
    Film                                                   922             --          1,344             --
                                                       -------       --------        -------       --------

               Total cost of revenues                    1,798            540          3,782          1,591
                                                       -------       --------        -------       --------

               Gross margin                             12,038            563         26,250          9,009
                                                       -------       --------        -------       --------

Operating expenses:
    Research and development                             2,097            619          4,811          2,349
    Sales and marketing                                    296            370          1,358          1,316
    General and administrative                           1,568            976          4,142          1,993
                                                       -------       --------        -------       --------

               Total operating expenses                  3,961          1,965         10,311          5,658
                                                       -------       --------        -------       --------

               Income (loss) from operations             8,077        (1,402)         15,939          3,351
                                                       -------       --------        -------       --------

Other income (expense), net                              2,037             --          5,826            (74)
                                                       -------       --------        -------       --------

Income (loss) before income taxes                       10,114         (1,402)        21,765          3,277

Income taxes expense (benefit)                             514            (57)         1,096            172
                                                       -------       --------        -------       --------

              Net income (loss)                        $ 9,600       $ (1,345)       $20,669       $  3,105
                                                       =======       ========        =======       ========

Net income (loss) per share (see Note 2)               $  0.21       $  (0.03)       $  0.44       $   0.08
                                                       =======       ========        =======       ========

Shares used in computing net income (loss) share
      per share                                         46,714         39,731         46,973         39,698
                                                       =======       ========        =======       ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                            1996            1995
                                                                                          ----------       -------
                                                                                          (Unaudited)
Cash flows from operating activities:
    Net income                                                                            $  20,669        $ 3,105
    Adjustments to reconcile net income to net cash
         provided by operating activities:
        Amortization of deferred compensation                                                   972            749
        Non-cash revenue attributable to film overbudget                                     (2,324)            --
        Provision for returns and doubtful accounts                                              14             --
        Depreciation and amortization                                                           455            342
        Amortization of capitalized film production costs                                     1,344             --
        Accrued interest payable                                                                 --            138
        Licenses exchanged for equipment                                                     (1,610)            --
        Loss on sale of property and equipment                                                   --             11
        Changes in operating assets and liabilities:
        Trade and other accounts receivable                                                (12,997)          (231)
        Prepaid expenses and other current assets                                              (73)           115
         Accounts payable                                                                       (53)          (255)
         Income tax payable                                                                     799            172
         Accrued liabilities                                                                    643            774
         Unearned revenue                                                                       131           (109)
                                                                                          ---------        -------
               Net cash provided by operating activities                                      7,970          4,811
                                                                                          ---------        -------

Cash flows from investing activities:
    Purchase of property and equipment                                                         (645)          (670)
    Maturities of investments in short-term securities                                       70,039             --
    Purchases of short-term securities, net of unrealized losses                           (144,990)            --
    Capitalized film production costs                                                        (1,220)            --
    Change in other assets                                                                     (562)          (448)
                                                                                          ---------        -------
        Net cash used in investing activities                                               (77,378)        (1,118)
                                                                                          ---------        -------

Cash flows from financing activities:
    Repayment of note payable to shareholder                                                 (2,373)            --
    Proceeds from note payable to shareholder                                                    --          2,225
    Proceeds from exercised  stock options                                                      160            277
                                                                                          ---------        -------
        Net cash provided by (used in) financing activities                                  (2,213)         2,502
                                                                                          ---------        -------

Net increase (decrease) in cash and cash equivalents                                        (71,621)         6,195
Cash and cash equivalents at beginning of period                                             97,286             41
                                                                                          ---------        -------
Cash and cash equivalents at end of period                                                $  25,665        $ 6,236
                                                                                          =========        =======

Supplemental disclosure of cash flow information:
         Cash paid during the period for income taxes                                     $     323        $     1
                                                                                          =========        =======
Supplemental disclosure of non-cash investing and financing activities:
         Credits used to purchase equipment                                               $   1,610        $    --
                                                                                          =========        =======
         Film overbudget  reductions                                                      $   3,324        $    --
                                                                                          =========        =======
         Film production costs capitalized                                                $      36        $ 2,018
                                                                                          =========        =======
         Conversion of note payable to stockholder, and accrued interest, to equity       $      --        $ 1,612
                                                                                          =========        =======
         Accrual of stock option deferred compensation                                    $      --        $ 3,680
                                                                                          =========        =======
         Unrealized gain (loss) on investments                                            $     (83)       $    30
                                                                                          =========        =======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR

                          NOTES TO FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Pixar's financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995, including notes thereto, included in Pixar's Annual Report on Form 10-K for the year ended December 31, 1995.

      The results of operations for the three months ended September 30, 1996, and the nine months ended September 30, 1996 are not necessarily indicative of the results expected for the current year or any other period.

(2) NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is computed using net income (loss), and is based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive). In accordance with SEC Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within twelve months of Pixar's initial public offering of common stock for all periods presented prior to November 1995. Net income (loss) for the three months ended September 30, 1995 and the nine months ended September 30, 1995 is presented on a pro forma basis, and assumes C corporation income tax expense.

(3)  PATENT LICENSING ARRANGEMENTS

      For the nine months ended September 30, 1996, fees of $7.6 million were recognized with respect to the licensing of certain patents. The Company delivered all rights to utilize the technology underlying the license to the licensee, and received a non-refundable fixed-fee cash payment of $6.0 million in cash and $5.0 million in the form of credits for products to be purchased from the licensee by Pixar over the next four years. Following the release of the rights to utilize the patents to the licensee, Pixar maintained no significant vendor obligations to the licensee, so the Company recognized as revenue the fixed and determinable amounts of the $6.0 million cash payment received, plus $1,610,000 that represents the portion of the credits Pixar has used in the first nine months of 1996.

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

    Pixar is entitled to receive compensation based on revenue from the distribution of animated feature films and related products. The Company recognized revenues on the first feature film of $16.2 million for the nine months ended September 30, 1996.

    Pixar incurs film production costs that are reimbursed by the film entertainment company, inclusive of salaries and overhead. All payments to Pixar from the film entertainment company for costs of feature film production have been recorded as cost reimbursements; accordingly, no revenues have been recorded for such reimbursements; rather, Pixar has netted the reimbursements against the related costs. Total film production costs reimbursed to Pixar for the nine months ended September 30, 1995 and September 30, 1996, were $2,692,000 and $52,000, respectively, for the first motion picture, and $916,000 and $6,287,000, respectively, for the second motion picture. The reimbursements receivable from the film entertainment company were $1,302,000 as of September 30, 1996.

         CD-ROM AGREEMENT

    Pixar has entered into an agreement with the above-mentioned film entertainment company to develop and produce interactive CD-ROM titles based on the first motion picture. The film entertainment company pays Pixar a development fee for the development of the titles and Pixar is entitled to receive a per-unit royalty on sales of the CD-ROM titles after a certain minimum number of units has been sold. Pixar recognized $1,362,000 of royalties from sales of the first CD-ROM title for the nine months ended September 30, 1996. Amounts required to develop the titles in excess of the development fees are funded by Pixar and are recorded as research and development fees, unless the film entertainment company agrees to provide additional fees. Total development fees recorded as an offset in research and development pursuant to this agreement were $2,407,000 for the nine months ended September 30, 1996.

(5)  SOFTWARE DEVELOPMENT COSTS

    In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, additional costs would be capitalized. To date, Pixar has not capitalized any software development costs after technological feasibility has been established on its software products since Pixar believes its process for developing software is essentially completed concurrently with the establishment of technological feasibility and costs incurred thereafter have not been material.

(6)  OPTION REPRICING

    In October 1996, the Company canceled 334,500 outstanding options to purchase Pixar's Common Stock with exercise prices in excess of $13.00 per share, and reissued the equivalent number of new nonstatutory stock options on the same terms as the surrendered options, with an exercise price of $12.50 per share.

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


RESULTS OF OPERATIONS

         REVENUES

         Total revenues increased to $13.8 million in the three months ended September 30, 1996 from $1.1 million in the same period of the prior year, and increased by 183% to $30.0 million in the nine months ended September 30, 1996 from $10.6 million in the same period of the prior year. The increase in total revenues for the three months ended September 30, 1996 over the prior year period was primarily attributable to film revenue of $11.1 million, patent licensing fees of $719,000, an increase in animation services revenue of $625,000, and CD-ROM royalty revenue of $350,000. The increase in total revenues for the nine months ended September 30, 1996 over the same period in the prior year was primarily attributable to film revenue of $16.2 million and CD-ROM royalty revenue of $1.4 million.

         Software revenues include software license revenue, principally from RenderMan, software development contract revenues (in 1995 only) and royalties received from the April 1996 release of Pixar's first CD-ROM, Disney's Animated Storybook, Toy Story, which was developed by Pixar's interactive division and marketed and distributed by Disney Interactive, Inc., a subsidiary of The Walt Disney Company (along with its subsidiaries hereinafter referred to as "Disney"). Software revenues increased 34% to $949,000 in the three months ended September 30, 1996 from $706,000 in the same period of the prior year, and increased by 38% to $3.6 million in the nine months ended September 30, 1996 from $2.6 million in the same period of the prior year. The increases in software revenues over the same periods of the prior year resulted from CD-ROM royalty revenues of $350,000 and $1.4 million in the three months ended September 30, 1996 and the nine months ended September 30, 1996, respectively, and an increase in software license revenue from RenderMan, somewhat offset by a decline in revenue from software development contracts and prepackaged software products other than RenderMan. Due to Pixar's focus on content creation for animated feature films and related products, Pixar expects that revenue derived from software licenses may decline. In addition, in 1995, Pixar completed work under all of the software development contracts that generated revenues in 1995, and Pixar does not expect to recognize any further revenues under these agreements nor does Pixar intend to pursue future software development work for third parties.

         Animation services revenues include revenue generated from short projects related to Pixar's films, animated television commercials and other short animated productions. Animation services revenues increased 157% to $1.0 million in the three months ended September 30, 1996 from $397,000 in the same period of the prior year, and increased 74% to $2.6 million in the nine months ended September 30, 1996 from $1.5 million in the same period of the prior year. The increase in the three months ended September 30, 1996 compared to the same period in the prior year was due to $1.0 million in fees from Disney for an animation short project related to Toy Story. Fees for animation services, which are generally fixed in advance, depend on the relative complexity and length of each production and may also depend on the market and other competitive conditions. On July 8, 1996, Pixar announced plans to substantially discontinue its production of television commercials for third parties after fulfilling its current commitments and to redirect the talent in its television commercial group to animated feature films and related products. Although most of the 18 employees in the television commercial division have been moved to other projects, Pixar continues to expect some ongoing activity in the animation services area primarily due to projects related to Pixar's films.

        Under the terms of the feature film agreement ("the Feature Film Agreement") between Pixar and Walt Disney Pictures, a subsidiary of Disney, film revenues of $11.1 million and $16.2 million were recognized in the three and nine months ended September 30, 1996, respectively. These amounts represent a portion of the total revenues Pixar expects to receive from the November 1995 release of its first computer animated feature film, Toy Story. Future film revenues are likely to fluctuate significantly from quarter to quarter. In particular, Pixar's compensation from Toy Story revenues in the nine months ended September 30, 1996 represents Pixar's receipt of its share of both the domestic and international theatrical releases of Toy Story and related products. The next major release window is the Toy Story home video which began its release in October 1996. Due to the one quarter delay between the time Disney receives Toy Story revenues and the time Disney pays Pixar its portion of these revenues, Pixar's share of Toy Story home video revenues will not begin until the first quarter of 1997. Therefore, for the next three months ended December 31, 1996, Pixar's film revenues will be significantly lower, and are expected to be less than half, of film revenues reported in the three months ended September 30, 1996. In addition, since the Toy Story home video is the last major release window for Toy Story, and since Pixar's next feature film is not targeted for release until the end of 1998 at the earliest, Pixar's revenue and earnings will likely decrease in subsequent periods as compared to 1996.

         Patent licensing revenues of $719,000 in the three months ended September 30, 1996, and $7.6 million in the nine months ended September 30, 1996 were attributable to a patent license with Silicon Graphics, Inc., ("SGI"), whereby Pixar granted to SGI and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, SGI will pay Pixar total compensation of $11.0 million, of which $6.0 million was paid in cash in March 1996, and $5.0 million is to be paid in the form of purchase credits for SGI hardware and software over the next four years. Recognition of the $5.0 million in credits will depend upon purchases and usage of the hardware and software to be obtained from SGI in lieu of payment. In the nine months ended September 30, 1996, Pixar recognized revenue of $7.6 million, which included the $6.0 million received in cash plus $1.6 million representing the portion of the $5.0 million in hardware and software credits actually used. The remaining $3.4 million will be recognized as revenue in future periods as hardware and software credits are used. Patent licensing revenues of $6.5 million for the nine months ended September 30, 1995 were attributable to a one-time patent license with Microsoft Corporation ("Microsoft").

         In the three months ended September 30, 1996, and in the nine months ended September 30, 1996, Disney accounted for 92% and 63%, respectively, of Pixar's total revenues. The revenues from Disney consisted of film revenues, CD-ROM royalties, software, and animation services. The Company expects to continue to be dependent upon Disney for at least a majority of its revenue. SGI accounted for 25% of total revenues for the nine months ended September 30, 1996. In the three months ended September 30, 1995, commercial revenues from Dryer Taylor Productions and Coca-Cola Company, and software sales to Macromedia accounted for 11%, 22%, and 13%, respectively, of total revenues. In the nine months ended September 30, 1995, Microsoft accounted for 61% of total revenues. The revenues from Microsoft and SGI were attributable to one-time patent licenses, and Pixar expects that similar levels of patent licensing revenue will not be generated on an ongoing and regular basis or at all.

         COST OF REVENUES

         Cost of software revenues consists of the direct costs and manufacturing overhead required to reproduce and package software products and, in 1995, the cost of salaries and overhead associated with the software development contracts. Cost of software revenues as a percentage of the related revenues decreased to 2% in the three months ended September 30, 1996 from 16% in the same period of the prior year and decreased to 2% in the nine months ended September 30, 1996 from 19% in the same period of the prior year. The decreases over the same periods of the prior year were due to CD-ROM royalty revenues which have no associated costs, elimination of revenue from software development contracts which had higher associated costs relative to commercialized software costs, and increased licensing of RenderMan, which carries a higher gross margin than other software products. Cost of software revenues includes no amortization of capitalized software development expenses.

         Cost of animation services revenues consists of production costs, which include salaries and benefits and, to a lesser extent, facility expenses and department overhead costs. Costs of animation services revenues as a percentage of the related revenues increased to 90% in the nine months ended September 30, 1996 from 73% in the same period of the prior year, primarily attributable to the higher costs associated with the increased complexity of the animated productions undertaken by Pixar, and increased market competition, which resulted in lower overall profitability. Cost of animation services revenues as a percentage of the related revenues decreased to 84% in the three months ended September 30, 1996 from 108% in the same period of the prior year, due primarily to the Company's decision earlier this year to phase out the production of television commercials which have lower overall profitability, and focus on other short term animation projects.

         Cost of film revenues consists primarily of the amortization of film costs capitalized by Pixar. See "Capitalized Film Production Costs." Cost of film revenues as a percentage of the related revenues was 8% for each of the three and nine months ended September 30, 1996.

         In the nine months ended September 30, 1996, and September 30, 1995, patent licensing revenue accounted for approximately 25% and 61%, respectively, of total revenues. There were no costs of revenue associated with patent licensing revenues, which resulted in an abnormally high overall gross margin for these periods.

         OPERATING EXPENSES

         Pixar intends to continue to increase operating expenses in a number of areas. First, as a result of intense competition for animators, Pixar has had to pay higher salaries to attract new creative personnel and technical directors. Pixar continues to expect compensation for such new and existing personnel to continue to increase substantially. In the nine months ended September 30, 1996, Pixar has funded greater levels of research and development, expanded its administrative staff and facilities, expanded other operations, and incurred significant costs related to being a public company. Pixar expects continued growth in operating expenses in these areas. To the extent that such expenses precede or are not subsequently followed by an increase in revenues, Pixar's business, operating results and financial condition will be materially adversely affected.

         RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product, for Pixar's proprietary Marionette and Ringmaster software and for Pixar's interactive products. Research and development expenses increased 239% to $2.1 million in the three months ended September 30, 1996 from $619,000 in the same period of the prior year, and increased 105% to $4.8 million in the nine months ended September 30, 1996 from $2.3 million in the same period of the prior year. The increases over the same periods of the prior year primarily resulted from increased personnel, as well as the amortization costs of deferred compensation charges of $108,000 and $394,000 recorded in the three and nine months ended September 30, 1996, respectively, in connection with stock option grants. To date, all software development costs have been expensed as incurred.

         With respect to CD-ROM development, under the CD-ROM agreement with Disney ("the CD-ROM Agreement"), development costs in excess of the budgeted maximum amounts, unless reimbursed, are recorded as research and development expenses. Pixar has incurred over-budget amounts in the development of the first CD-ROM title, a portion of which Disney has reimbursed. Pixar believes that research and development expenses will increase substantially in absolute dollars in future periods, particularly in the areas of development of CD-ROM titles and CD-ROM tools as well as the improvement and upgrading of Pixar's Marionette, Ringmaster and RenderMan software systems.

         SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support the software segment. Sales and marketing expenses decreased 20% to $296,000 in the three months ended September 30, 1996 from $370,000 in the same period of the prior year due to the timing of trade shows and other events. Sales and marketing expenses increased 3% to $1.4 million in the nine months ended September 30, 1996 from $1.3 million in the prior year period due primarily to costs associated with being a public company, such as public relations and increased corporate marketing, largely offset by a reduction in salaries and advertising costs as Pixar focused on content creation, primarily for animated feature films, as opposed to software licensing and television commercials. Pixar believes that sales and marketing expenses may increase in absolute dollars in future periods, particularly in the areas of corporate marketing and public relations.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. All or a portion of the salaries of certain of Pixar's executives and general and administrative personnel are charged as film production costs and are reimbursed by Disney and are not included in general and administrative expenses. General and administrative expenses increased 61% to $1.6 million in the three months ended September 30, 1996 from $1.0 million in the same period of the prior year, and increased 108% to $4.1 million in the nine months ended September 30, 1996 from $2.0 million in the same period of the prior year. The increases over the same periods of the prior year were primarily due to the amortization of deferred compensation expense recorded in connection with stock option grants, increased staffing, increased professional fees associated with the protection of intellectual property and increased costs associated with being a public company (such as expenses related to directors' and officers' insurance and increased professional fees). Pixar expects general and administrative expenses to increase in absolute dollars in future periods as Pixar incurs additional costs related to being a public company, continues amortization of deferred compensation expense and expands its administrative staff and facilities.

         OTHER INCOME (EXPENSE), NET

         Other income, net was $2.0 million and $5.8 million in the three and nine months ended September 30, 1996, respectively, consisting primarily of interest income on investments of the net proceeds from Pixar's initial public offering of common stock in November 1995. Other expense, net was $74,000 in the nine months ended September 30, 1995, and was primarily attributable to interest expense accrued on a promissory note issued by Pixar to its majority shareholder.

         INCOME TAXES

         Income tax expense for the three and nine months ended September 30, 1996 reflects the alternative minimum tax liability after utilization of available net operating loss carryforwards. Pixar elected to be treated as an S corporation for federal income tax purposes as of January 1, 1992, whereby income was taxed to the individual shareholder. In April 1995, the S corporation status was terminated as a result of a recapitalization of Pixar.
Accordingly, Pixar was taxed as a C corporation after the recapitalization.

FACTORS AFFECTING OPERATING RESULTS

         Pixar intends to generate a substantial majority of its future revenue from the development and production of animated feature films and related products. Pixar's annual and quarterly revenue depend upon the timing and market acceptance of the animated feature films and related products and upon the costs to distribute and promote such films and products. The revenues derived from the production and distribution of an animated feature film depend primarily on the film's acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a motion picture also depends upon promotion and marketing, production costs, the availability of alternative forms of entertainment and leisure time activities, critical reviews, unpredictable public taste, the success of films released by competitors, general economic conditions, and other tangible and intangible factors, all of which change and cannot be predicted with certainty. Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products. Accordingly, Pixar's annual and quarterly revenues are and will continue to be extremely difficult to forecast. Moreover, Pixar's expense levels are based in part on expectations regarding future revenues and are, to a large extent, fixed. Pixar may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue from Pixar's feature films and related products in relation to Pixar's expectations would have an immediate material adverse effect on Pixar's business, operating results and financial condition. Pixar plans to continue to increase its operating expenses to fund greater levels of research and development, CD-ROM development and to expand operations. In addition, as a result of intense competition for animators, creative personnel and technical directors, Pixar expects compensation for such personnel to increase substantially, along with corresponding increases in Pixar's operating expenses and film production budgets. Since compensation for a substantial number of Pixar's employees is reimbursed by Disney (within approved budgets) under the Feature Film Agreement, if Pixar was not reimbursed or if the budget for a project funded by Disney was exceeded, Pixar would experience a further significant increase in operating expenses. To the extent that such expenses precede or are not subsequently followed by increased revenues, Pixar's business, operating results and financial condition will be materially adversely affected.

         Pixar expects to experience significant fluctuations in its future annual and quarterly operating results that may be caused by many factors, including the timing of the domestic and international releases of the animated feature films, the success of the animated feature films (which can fluctuate significantly from film to film), the timing of the release of related products into their respective markets, the demand for the related products (which is often a function of the success of the related animated feature film), Disney's costs to distribute and promote the feature films and related products, Disney's success at marketing the films and related products, the timing of receipt of proceeds from the animated feature film and related products by Disney, the timing of revenue recognition under the Feature Film Agreement, the timing of revenue recognition under any distribution agreements for related products, the introduction of new feature films or products by Pixar's competitors, the timing of significant operating expenses and capital expenditures, the level of unreimbursed film production and CD-ROM development costs in excess of budgeted maximum amounts and general economic conditions. In particular, Pixar expects revenue and net income will be significantly lower in the fourth quarter of 1996 than the third quarter of 1996, due to the timing of factors set forth under "Results of Operations" and in the next paragraph. Further, since Pixar's compensation rate under the Feature Film Agreement escalates as the revenues from each animated feature film and the related products increase, Pixar's operating results are likely to fluctuate depending on the level of success of its animated feature films and related products. As a result, Pixar believes that period-to-period comparisons of its results of operations are not necessarily meaningful, and its annual and quarterly results of operations should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future period Pixar's operating results will be below the expectations of public market analysts or investors. In such event, the price of Pixar's Common Stock would likely be materially adversely affected.

         Under the Feature Film Agreement, Pixar is entitled to receive compensation based on the revenues from the worldwide distribution of Toy Story, including domestic and international theatrical exhibitions, domestic and international television, soundtracks, merchandise and, to a lesser extent, domestic and international home video. Pixar's compensation rate for Toy Story and its related products escalates as the revenues from Toy Story and the related products increase. Under this formula, Pixar's compensation is insignificant until such time as the revenues earned by Disney from distribution of Toy Story and the related products are sufficient to cover specified costs and distribution fees to Disney associated with Toy Story and the related products. Once such costs and distribution fees have been covered, Pixar's compensation rate escalates substantially. In particular, the production costs, the general level of marketing and distribution costs and the timing of the international theatrical and home video releases affect Pixar's compensation, and many of these factors are controlled by and determined solely by Disney. Disney's marketing and distribution costs for Toy Story were higher than originally anticipated by Pixar which will have the effect of delaying the time at which Pixar's compensation rate escalates, if it further escalates at all. In addition, notwithstanding the success of Toy Story in foreign markets, the international box office for Toy Story was lower than originally anticipated. Pixar further believes that these two factors, particularly the higher level of Disney's marketing and distribution costs, will have a material adverse impact on Pixar's overall share of Toy Story revenues and results of operations for 1997.

         Because Pixar expects that revenues from RenderMan may not grow and may even decline, that television commercial production will be substantially discontinued, and that patent licensing revenues will not be generated on an on-going and regular basis, if Pixar does not receive significant compensation under the Feature Film Agreement and the CD-ROM Agreement, Pixar's revenues and net income will decline from historical levels, and Pixar's business, operating results and financial condition will be materially adversely affected.

CAPITALIZED FILM PRODUCTION COSTS

         Although Disney funded the entire production of Toy Story, Pixar contractually guaranteed certain of the film budget overages and was liable to Disney for these amounts under the Feature Film Agreement. Because these are "production costs" under Statement of Financial Accounting Standards (SFAS) No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," the costs were capitalized and amortized against film revenue. In the three and nine months ended September 30, 1996, $922,000 and $1,344,000 of these costs, respectively, were amortized against film revenues. As of September 30, 1996, Pixar had approximately $2.5 million of capitalized film production costs, consisting primarily of costs related to Toy Story. As of March 31, 1996, Pixar had approximately $3.2 million recorded as a liability for Pixar-related overages paid by Disney. In the three months ended June 30, 1996, this liability was reduced by $1.0 million as a result of a reduction in the final Toy Story budget and the balance of $2.2 million was satisfied through a deduction from the amount due from Disney to Pixar for Pixar's compensation, which is based on Toy Story revenues. Pixar is entitled to recover any overages that it has funded, through its compensation under the Feature Film Agreement, if Toy Story meets certain predefined criteria.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments increased $3.2 million to $147.5 million at September 30, 1996 from $144.3 million at December 31, 1995. Working capital increased $20.5 million to $159.2 million at September 30, 1996 from $138.7 million at December 31, 1995.

        Net cash provided by operations in the nine months ended September 30, 1996 was primarily attributable to net cash received of $6.0 million from patent licensing fees and cash received from film and other operations. Net cash used in investing activities in the nine months ended September 30, 1996 was due primarily to the net purchase of short-term investments of $75.0 million. Net cash used in financing activities in the nine months ended September 30, 1996 was attributable to the repayment of the note payable to Pixar's majority shareholder.

      During the nine months ended September 30, 1996, Pixar entered into new lease agreements to expand the total square footage of its corporate headquarters by approximately 56,000 to 71,000 square feet. The first lease agreement will result in additional cash commitments for lease payments of approximately $540,000 per year beginning August 1996 and continuing through July 1999. Tenant improvements and capital equipment purchases related to the expansion are expected to total up to $800,000 for the year ended December 31, 1996. The second lease agreement will result in additional cash commitments for lease payments of approximately $558,000 per year for 30,000 square feet beginning February 1997, and continuing for four years, with an option to terminate the lease after 30 months. The second lease includes an option to expand an additional 15,000 square feet, which would increase the annual cash commitments for the second lease to $846,000 per year.

      In October 1996, Pixar entered into an agreement to purchase certain computer equipment from a single vendor to be used on the second film and other projects, resulting in cash commitments of approximately $1.1 million for the three months ended December 31, 1996 and approximately $2.2 million for the year ended December 31, 1997. A portion of these costs will be reimbursed by Disney. Additional equipment will be purchased from other sources, including equipment purchased in the form of credits in conjunction with the patent licensing agreement with SGI.

      In September 1996, Pixar paid a $150,000 refundable deposit on the purchase of land to build new headquarter facilities. In January 1997, an additional deposit of $150,000 is due according to the agreement. At that time, the entire deposit of $300,000 would become nonrefundable, and would be applied to the purchase price of the property. Pixar's obligation to purchase the property is conditioned upon Pixar's review and approval of certain matters by January 3, 1997.

         As of September 30, 1996, Pixar's principal source of liquidity was approximately $147.5 million in cash and short-term investments. Pixar believes that these funds together with cash flows expected to be generated from operations will be sufficient to meet the Company's operating requirements through the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy Pixar's liquidity requirements, Pixar may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to Pixar's shareholders. There can be no assurance that financing will be available to Pixar in an amount and on terms acceptable to Pixar.

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS

                  10.16 Net Office Lease between the Registrant and Point Richmond R&D Associates dated April 1, 1996.

                  10.17 Net Office Lease between the Registrant and Point Richmond R&D Associates dated September 12, 1996.

                  11.1 Statement of Computation of Net Income (Loss)Per Share.


                  27.1 FINANCIAL DATA SCHEDULE.

              (b) REPORTS ON FORM 8-K
                  No reports on Form 8-K were filed by Pixar during the quarter ended September 30, 1996.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PIXAR

Date: November 8, 1996           By: /s/ Lawrence B. Levy
                                    --------------------------------------
                                    Lawrence B. Levy,
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)