Form 10-K405
period 1996-12-31
PIXAR \CA\
filed 1997-03-31
CIK 1002114

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED                   COMMISSION FILE NUMBER
         DECEMBER 31, 1996                              0-26976

                                      PIXAR
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              68-0086179
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

             1001 WEST CUTTING BOULEVARD, RICHMOND, CALIFORNIA 94804
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (510) 236-4000
                                 ---------------

               Securities registered pursuant to Section 12(b) of
                 the Act: NONE Securities registered pursuant to
                            Section 12(g) of the Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 20, 1997, there were 40,141,461 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 20, 1997) was approximately $167,113,835. Shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of Pixar's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Also, certain sections of Pixar's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on June 11, 1997 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------

         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under " Certain Factors Affecting Business, Operating Results and Financial Condition" on pages 15 through 26, as well as those noted in the documents incorporated herein by reference. Particular attention should be paid to the cautionary language in "Certain Factors Affecting Business, Operating Results and Financial Condition--Anticipated Decline in Operating Results in 1997 and Net Losses in 1998," "--Dependence on Toy Story, Bugs and Toy Story Video Sequel," "--Liquidity Risks, "--Scheduled Concurrent Release of Films; Management of Growth" and "--Risks Associated With Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Pixar is a digital animation studio with the technical, creative and production capabilities to create a new generation of animated feature films and related products. Pixar's objective is to develop computer animated feature films with a new three-dimensional appearance, memorable characters and heartwarming stories that will appeal to audiences of all ages. The first such film, Toy Story, was created and produced by Pixar and was distributed by The Walt Disney Company (along with its subsidiaries hereinafter referred to as "Disney"). Pixar believes that consumer marketing campaigns surrounding the theatrical release of such films can generate broad consumer awareness of the films, which in turn can drive box office demand as well as sales of film-related products, such as theatrical sequels, made-for-home video sequels, soundtracks, toys and other merchandise.

RECENT DEVELOPMENTS

         On February 24, 1997 Pixar and Walt Disney Pictures and Television, a wholly-owned subsidiary of Disney, entered into the Co-Production Agreement ("Co-Production Agreement") pursuant to which Pixar, on an exclusive basis, will produce five computer animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney over approximately the next ten years. Pixar and Disney will co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Disney and Pixar have agreed that the first Picture under the Co-Production Agreement is the Picture with the working title "Bugs." The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. Disney and Pixar have announced their intention to produce a made-for-home video sequel to Toy Story (the "Toy Story Video Sequel"), and Pixar has already begun work on the production under the terms of the Co-Production Agreement. Pixar will not share in any theme park revenues generated as a result of the Pictures.

         In addition to entering into the Co-Production Agreement, Pixar agreed to sell, and Disney agreed to purchase for cash, 1,000,000 shares of Pixar Common Stock which Disney has agreed to hold for at least three years. Pixar also granted two warrants, each exercisable for five years, to Disney: one warrant to purchase 750,000 shares of Common Stock at an exercise price of $20.00 per share and another warrant to purchase 750,000 shares of Common Stock at an exercise price of $25.00 per share. Pixar granted certain registration rights for the shares issuable upon exercise of the warrants. This transaction was consummated in late March 1997 and Pixar received gross proceeds of $15.0 million. Also in connection with the Co-Production Agreement, Pixar entered into a new Employment Agreement with John Lasseter, the Academy Award -- winning director of Toy Story, which contemplates that Mr. Lasseter's services will continue to be available to Pixar until February 2004. Mr. Lasseter's Employment Agreement is described in detail in the Pixar's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of Pixar's fiscal year ended December 31, 1996.

        In late March 1997, Pixar determined to discontinue its business of producing CD-ROM and other interactive products in favor of other opportunities made available through the Co-Production Agreement. See "Business Model and Products -- Discontinuation of Interactive Products Division."

BUSINESS MODEL AND PRODUCTS

         Pixar's strategy is to develop and produce animated feature films and related products, such as theatrical sequels, made-for-home video sequels, soundtracks, toys and other merchandise. Pixar is currently implementing this strategy through the Co-Production Agreement with Disney.

         Animated Feature Films. Pixar's first computer-animated feature film, Toy Story, was released on November 22, 1995, and Pixar intends to continue to develop computer animated feature films for the family entertainment market. In 1995, Pixar began development on a second computer-animated feature film for Disney, with the working title of Bugs, which shall be the first such film developed and distributed under the new Co-Production Agreement with Disney. The screenplay for this film, which is also targeted to the family entertainment market, is currently under development, but the film is not expected to be released until the end of 1998 at the earliest. Pixar has established parallel creative teams so that it can develop more than one film at a time.

         Home Videos. Toy Story was released by Disney as a home video in October 1996, and Pixar believes that its future animated feature films will lend themselves to home video distribution in both domestic and international markets. Distribution of home video versions of the animated feature films developed and produced under the Co-Production Agreement will also be pursuant to the Co-Production Agreement.

         Made-For-Home Video Sequels. Disney and Pixar have announced their intention to produce a made-for- home video sequel to Toy Story, such as Disney's made-for-home video sequel to Aladdin entitled The Return of Jafar, and Pixar has begun work on the Toy Story Video Sequel under the terms of the Co-Production Agreement. Pixar intends in the future to continue to produce made-for-home video sequels generally based on the same characters as the original feature film. The Toy Story Video Sequel will also be distributed pursuant to the Co-Production Agreement. Pixar expects that the Toy Story Video Sequel and other made-for-home video sequels will be shorter in length and lower in cost and quality than the theatrical films then under development.

         Merchandise and Soundtracks. Pixar believes that the characters and songs created in animated feature films lend themselves to opportunities for selling merchandise and soundtracks. For example, merchandise such as children's toys based on stories and characters in Toy Story were designed using three-dimensional data from Pixar's digital models. Disney has the rights to distribute merchandise and soundtracks from Toy Story and the feature films to be made pursuant to the Co-Production Agreement, and Pixar shares in the profits, if any, generated from such sales.

         Short Animation Products. Pixar has also in the past produced animated or partially animated television commercials, including for products such as Coca-Cola, Listerine, Levi's Jeans, Gummi-Savers (a LifeSavers product) and Fresca. However, in 1996, Pixar largely discontinued its business of producing commercials in favor of other opportunities. Pixar does still produce short animation projects, such as 30-second Toy Story vignettes for television programming targeted at children. Moreover, Pixar believes that there may be other opportunities to produce short animation projects for Disney in connection with work performed under the Co-Production Agreement. In particular, Pixar believes that there may be opportunities for short animation projects related to theme parks and children's television programming. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report.

         Other Products. Pixar has been selling its RenderMan software for over seven years. RenderMan has helped visual effects studios create visual effects such as certain dinosaurs in Jurassic Park, the metal cyborg in Terminator 2 and the ghosts in Casper. RenderMan runs on Unix-based workstations from Silicon Graphics, Sun Microsystems, Inc. ("Sun"), The Hewlett-Packard Company ("Hewlett-Packard"), International Business Machines Corporation ("IBM") and Digital Equipment Corp. ("Digital Equipment") as well as the Windows platform. Examples of RenderMan customers include movie studios such as Disney, Boss Film Studios, Inc., Digital Domain, Twentieth Century Fox Film Corporation, Industrial Light and Magic ("ILM"), Columbia/Tri-Star Pictures Inc. and Warner Bros. Inc. Customers also include government agencies and universities. RenderMan is sold in several formats, including a Toolkit at a list price of $5,000 per license. Discounts are available for site or multi-use licenses. As a result of Pixar's reduced emphasis on the commercialization of software in favor of products sold for their content, Pixar expects to dedicate less time and resources to distributing and marketing RenderMan than it has in the past, particularly shrink-wrapped versions of RenderMan, and expects that sales of these products may decline. See "-- Technology -- RenderMan." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report.

         Discontinuation of Interactive Products Division. In 1995, Pixar established a division that focused on the development of interactive CD-ROM stories and games for PCs. Under a separate prior agreement with Disney, this division of Pixar developed two CD-ROM titles based on Toy Story -- Toy Story Interactive Storybook and Toy Story Activity Center. The products developed under that agreement with Disney were financed and distributed by Disney. All future CD-ROM products and other interactive products based on feature films made pursuant to the Co-Production Agreement, if any, will be produced and distributed pursuant to the terms of the Co-Production Agreement, which provides Pixar with the option to produce and co-finance such products and to share equally in the profits, after recovery of marketing and distribution costs.

        After the Co-Production Agreement was executed on February 24, 1997, Pixar began evaluating the merits of staying in the business of producing CD-ROM products and comparing those opportunities with opportunities in film and other potential projects under the Co-Production Agreement. Management determined that, despite the fact that Pixar's first CD-ROM titles were successful on relative terms, the resources currently devoted to its interactive products division would be better allocated to other projects arising from the Co-Production Agreement, which Pixar believes have greater potential than CD-ROM titles, such as theatrical films, home video sequels and short animation projects. Moreover, the CD-ROM and interactive product market is not growing as fast as expected, the production costs of such products are increasing and one project under negotiation with a third party was canceled. For these reasons, Pixar determined in the last week of March 1997 to discontinue its business of producing CD-ROM and other interactive products and redirect the approximately 60 employees in this division to film and related projects within Pixar. This decision is expected to have a material adverse impact on Pixar's results of operations in 1997.

PIXAR COMPUTER ANIMATION PROCESS AND DIGITAL BACK LOT

     Pixar Computer Animation Process

         The production of an animated feature film is extremely complex and time consuming due to the very large number of frames and intricate detail of each frame. At 24 frames per second, a 77-minute animated feature film such as Toy Story requires approximately 110,000 individual frames. Animation for a feature film has traditionally been created through hand-drawn cels, requiring hundreds of people working for two to three years. Although computers have been used to assist in some elements of painting cels for more recent releases, almost every frame is still hand-drawn.

         Pixar believes that its proprietary technology, which allows animators to manipulate hundreds of motion control points within a single character, allows for more intricacy and subtlety of character and personality than traditional two-dimensional cel-based animation. This technology also facilitates the manipulation, editing and re-use of animated images.

         Pixar makes its computer animated films and other projects in three stages: creative development, production and post-production.


CREATIVE      Story  -- Treatment/ -- Screen- -- Story -- Story --   Voice
DEVELOPMENT  Concept     Outline       Play      Board    Reels    Recording


         Creative Development. Creative development is an iterative process in which the story and its characters are created and developed. The first step in creative development involves the development of a story concept, which often takes the form of a story summary or outline known as a treatment. After numerous iterations and research into the story and characters, a first draft of a screenplay is written. The screenplay is then turned into story boards, which are panels filled with thousands of sketches that represent the story to be animated. The story boards are then transferred to film or video so that they can be electronically edited into a photo play of the film called story reels, a process which enables editing of the film before the production phase begins. Voices are then selected, recorded and added to the story reels. Throughout the creative development process, plans are developed for the style, colors and look of the film.


PRODUCTION Modeling -- Layout -- Animation -- Shading  -- Rendering --   Film
                                                and                    Recording
                                              Lighting


         Production. Pixar's production stage consists of six phases: modeling, layout, animation, shading and lighting, rendering and film recording. In the modeling phase, digitized models of each set and character are created by defining their shapes in three dimensions (height, width and depth) and by adding animation control points that allow the model to be moved or animated. In some cases, a model has hundreds of animation controls. In the layout stage, artists place the digital models into a scene and position the digital cameras at the angles from which the three-dimensional shot is to be seen. The assembled shot is then given to the animator together with the prerecorded voice.

         In the animation stage, the digitized models are animated, or "brought to life," in three dimensions to create a motion sequence. Animation is performed by defining "key frames," which are the frames containing the extremes of motion that will occur in a scene. The computer then interpolates frames in between the two most extreme positions in a particular segment of movement to create smooth motion. The animators can then adjust the interpolation and key frames repeatedly until they achieve the desired result. The next step in completing a scene requires attaching to each object and model a description of its surface characteristics. These "shaders" describe the pattern, texture, finish and color for every object in the scene. Next, lighting is added by placing digital lights into the scene. In the rendering phase, the renderer takes the modeling, layout, animation, shading and lighting data and, for each frame in the sequence, computes a three-dimensional image of what the scene looks like at that point in time from the point of view of the camera. The final rendering of a single frame can take between one and twenty hours. The final rendered data is then sent to one of Pixar's film recorders for imaging onto film.


POST-        Sound  --  Print  -- Sound  --   Color    -- Delivery
PRODUCTION  Effects    Musical    Mixing    Correction    of Print
             Design     Score


         Post-Production. The post-production stage consists of two parallel processes: the picture process and the sound process. In the picture process, images are put on film, the film is sent to a laboratory for color correction and final prints are made. In the sound process, the sound effects and musical score are added and the final sound is mixed. Pixar's post-production is simpler than post-production in a live-action film, which requires more significant editing. In most live-action films, many hours of film are shot, and the film is then significantly edited and re-edited in the post-production stage to create a feature film. Pixar, like other animation studios, edits the film throughout the entire creative development and production process. Thus post-production involves only final editing.

     Digital Back Lot

         The digital models that Pixar develops to create its animated products may be used again in future films, CD-ROM titles, television commercials and other animation products. The Pixar technical team has developed a proprietary database of thousands of digital models, sets, textures and surface appearances from its short films and commercials. Much like the traditional movie studio's back lot, this digital database allows Pixar animators to retrieve and re-use thousands of different elements that make up the characters and scenes of a film. Unlike a traditional movie studio's back lot however, digital animation sequences can be easily re-used. For example, a sequence of a character walking could be re-used with little or no rework in another portion of the film. These models may also be used in other films or in videos, CD-ROM titles or to create merchandise. For example, the models that were used to animate Toy Story were "re-used" or rendered in a different resolution for use in Pixar's two Toy Story CD-ROM titles and are being re-used in the Toy Story Video Sequel.

TECHNOLOGY

         Pixar has three core proprietary technologies: (i) Marionette, an animation software system for modeling, animating and lighting, (ii) Ringmaster, a production management software system for scheduling, coordinating and tracking of a computer animation project and (iii) RenderMan, a rendering software system for high quality photo-realistic image synthesis that Pixar uses internally and licenses to third parties. Each of these systems is critical to the production of Pixar's animated feature films and other animation products.

         Marionette. Marionette is Pixar's software system for modeling, animation and lighting for computer animation. Marionette is the primary software tool of every animator and technical director at Pixar. In contrast to many commercially available animation systems which are designed to address product design, corporate logo graphics or cinematic special effects, Marionette has been designed and optimized for character modeling and animation. Marionette is portable across many of the standard Unix workstations, including those from Silicon Graphics and Sun. Pixar has also ported Marionette to IBM and Hewlett-Packard workstations for hardware evaluation purposes.

         Ringmaster. Ringmaster is a production management software system for scheduling, coordinating and tracking a computer animation project. Due to the enormous amount of data required in three-dimensional animation, accurate production information is essential for producing high quality animation. Pixar's production coordination staff uses Ringmaster to plan and track projects ranging from short commercials to feature films.

         A key component of Ringmaster is a distributed rendering system for managing the huge quantity of images and data that must be rendered to create Pixar's products. Pixar does its rendering on an array of powerful Unix processors which are dedicated to rendering 24 hours a day. These machines, which Pixar calls the RenderFarm, are connected via a local area network. To achieve the desired quality level, the average time to render a single frame at film resolution is between one and four hours; for video resolution the average time to render a single frame is between 30 and 90 minutes. Since an animated feature film contains well over 100,000 frames, each of which may be rendered several times in the production process, Pixar typically has a large number of frames to render at any give time. To manage this process, Ringmaster coordinates and schedules all the processors in the RenderFarm. Ringmaster includes a compositing system and also maintains an array of disk drives as a central data repository for the digital image files generated by the rendering and compositing steps of the production process. Finally, Ringmaster controls the filming phase of production and is responsible for backing up shots for archival purposes.

         RenderMan. RenderMan is a rendering software system for high quality photo realistic image synthesis that Pixar uses internally and also licenses to third parties. Today, RenderMan is used by many major film studios and special effects firms. Examples of projects which have used RenderMan include Terminator 2, Jurassic Park, True Lies, Aladdin, Casper and Apollo 13. By licensing RenderMan to film studios, visual effects houses, commercial production facilities and other computer animation companies, Pixar believes that RenderMan has been established as a de facto industry standard for high quality rendering.

         Pixar has used RenderMan for animation production since 1988, when it was first used in the making of the short animated film Tin Toy. Since that time, Pixar has used RenderMan for its films and for more than 40 television commercials. Pixar also used RenderMan to render approximately 110,000 frames for the animated feature film, Toy Story, and to render all frames for the two Toy Story CD-ROM titles.

         RenderMan was designed to be easily portable. It runs on a wide variety of Unix workstations, including those from Silicon Graphics, Sun, Hewlett-Packard and Digital Equipment. Pixar has also ported RenderMan to the Windows and Macintosh platforms.

CREATIVE DEVELOPMENT GROUP

         Pixar's creative and technical personnel have collaborated for over ten years to produce three-dimensional computer animated films. The principal objective of Pixar's creative group is to use the medium of computer animation to create heartwarming stories with memorable characters that are targeted for family entertainment. The members of Pixar's creative and technical teams have been nominated for and received a number of awards. In 1986, the short animated film Luxo Jr. earned an Academy Award nomination for Best Short Film (Animated). In 1988, another of Pixar's short films, Tin Toy, became the first computer animated film to win the Academy Award for Best Short Film (Animated).

         The creative team at Pixar is under the direction of John Lasseter, an Academy Award-winning director and animator and the director of Toy Story. In March 1996, Mr. Lasseter received a Special Achievement Oscar from the Academy of Motion Picture Arts and Sciences for the development and application of techniques that made possible the first feature-length computer animated film -- Toy Story. Pixar has built an entire creative team consisting of highly skilled animators, story artists and other artists highly skilled in the art of animation, especially computer animation. Pixar strives to hire animators who have superior acting ability -- those able to make characters and inanimate objects come to life and appear as though they have their own thought processes. Pixar's proprietary software tools enable artists unfamiliar with computers to quickly become skilled in the art of three-dimensional animation. Along with animators, the creative team at Pixar includes a story department and an art department. The story department is responsible for a project's concept, treatment, outline, script, story boards and story reels. The art department is responsible for the visual development of a project, including the design of characters and sets and the color, textures, shading and lighting. It is also quite common for creative contributions to come from the technical group. All groups work closely together in an iterative process. To encourage collaboration, Pixar has strived to create a cooperative working environment and a non-hierarchical culture whereby each member of the creative team, regardless of position or department, considers the ideas of any other member of the team.

         The success of each animated feature film developed by Pixar will depend in large part upon the Pixar creative team's ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that achieve broad market acceptance. Traditionally, this has been extremely difficult. Disney provided creative assistance throughout the production of Toy Story, including creative reviews and approvals, and the Co-Production Agreement contemplates that Disney will continue to provide creative assistance to Pixar on feature films and other products made pursuant to that agreement, but there can be no assurance that Disney will continue to provide assistance to Pixar in the development of creative content for its feature films or related products. In addition, there can be no assurance that voices and other intellectual property rights used in an animated feature film will be available for use in any sequel or other product related to such feature film. For example, Pixar was unable to obtain the rights to use certain voices from Toy Story in the two CD-ROM products based on Toy Story. See "Certain Factors Affecting Business, Operating Results and Financial Condition -- Dependence on Successful Development of Appealing Creative Content For Animated Feature Films and Related Products."

RELATIONSHIP WITH DISNEY

     Prior Agreements

         Pixar's relationship with Disney dates to 1986, when Pixar and Disney entered into a joint technical development effort that resulted in the Computer Animated Production System ("CAPS"), a production system owned and used by Disney in certain of its two-dimensional cel-based animated feature films. Disney first used CAPS for The Rescuers Down Under and subsequently used it for other animated feature films, including Beauty and the Beast, Aladdin, The Lion King and Pocahontas. In 1992, certain employees of Pixar and Disney were jointly awarded an Academy Award for Scientific and Engineering Achievement for CAPS.

         In May 1991, Pixar entered into a Feature Film Agreement with Walt Disney Pictures, a wholly-owned subsidiary of Disney, which provided for the development, production and distribution of up to three feature-length motion pictures (the "Feature Film Agreement"). It is pursuant to that Feature Film Agreement that Toy Story and the Toy Story home video were developed, produced and distributed. In August 1995, Pixar entered into a non-exclusive CD-ROM development and publishing agreement with Disney Interactive, Inc. ("Disney Interactive"), a wholly-owned subsidiary of Disney, for the development, production and distribution of CD-ROM titles based on Toy Story (the "CD-ROM Agreement"). It is pursuant to the CD-ROM Agreement that the two Toy Story CD-ROM products were developed, produced and distributed. Both the Feature Film Agreement and the CD-ROM Agreement were superseded by the Co-Production Agreement, except as discussed below.

     Co-Production Agreement

         The following is a summary of the Co-Production Agreement, which has been filed as an exhibit to this Annual Report on Form 10-K. The foregoing summary is not complete, and reference is made to the Co-Production Agreement filed as an exhibit to this Annual Report on Form 10-K. This summary is qualified in all respects by such reference. Shareholders and prospective investors in Pixar's Common Stock are encouraged to read the Co-Production Agreement.

         Overview. On February 24, 1997 Pixar and Walt Disney Pictures and Television entered into the Co-Production Agreement pursuant to which Pixar, on an exclusive basis, will produce five computer animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney over approximately the next ten years. Pixar and Disney will co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Disney and Pixar have agreed that the first Picture under the Co-Production Agreement is the Picture with the working title "Bugs." The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. Disney and Pixar have announced their intention to produce a made-for-home video sequel to Toy Story, and Pixar has already begun work on the production under the terms of the Co-Production Agreement. Pixar will not share in any theme park revenues generated as a result of the Pictures.

         Production. The Co-Production Agreement provides a mechanism for Pixar's submission and the mutual selection of treatments that will be developed and produced as Pictures. After the selection of a treatment, Pixar generally controls the production of each Picture. Disney is entitled to designate a representative at Pixar to monitor the production and production costs of the Pictures.

         Financing of Development and Production. Pixar and Disney are to equally share all production costs. Production costs are defined in the Co-Production Agreement to mean all costs and expenses incurred by Pixar directly related to or fairly allocable to the creation, development, pre-production, production, post-production and delivery to

Disney of the Pictures. Production costs include, among other things, all carrying costs incurred by Pixar for retaining of employees for production purposes and the overhead attendant thereto, the costs of all treatments prepared by Pixar for submission to Disney, all costs of computer hardware and software used to develop the Pictures, and fair allocations of all costs and expenses of Pixar associated with or benefiting the Picture, including research and development, general and administrative and overhead expenses and facilities. The Co-Production Agreement provides mechanisms for Disney and Pixar to agree upon the budgets for treatments, development and production of each Picture. Pixar may not exceed production budgets (which may be revised with mutual approval) without Disney's written approval, subject to certain limited exceptions.

         Distribution. Disney has control over all decisions relating to, and is solely responsible for financing the costs and expenses of, the marketing, promotion, publicity, advertising and distribution of each Picture, subject to certain requirements. Provided, in general, that Disney has agreed on the treatment to be developed into each Picture, Disney has committed to initially release each Picture within certain windows and not to release other Disney family films during certain windows, and each Picture is to be distributed and marketed under the Walt Disney Pictures brand (or the then current Disney brand for premiere Disney movies) and is to be distributed and marketed by Disney in all markets and media and on a worldwide basis in a manner similar to that in which Disney then currently distributes and markets its premiere animated movies. Disney is to consult with Pixar relating to all such major marketing and distribution decisions, and Pixar is entitled to designate a representative to monitor marketing and distribution of the Pictures.

         Division of Gross Receipts. Pixar and Disney are entitled to share equally in all gross receipts remaining after deduction of: (i) a distribution fee to Disney, (ii) mutually agreed participations (payments to third parties such as actors, composers and other artists contingent upon the success of the Pictures), if any, on a pro rata basis, paid by either Disney or Pixar, and
(iii) Disney's distribution costs. Gross receipts includes all revenues or other consideration received by Disney from the exploitation of the Pictures and any related merchandise, books, soundtracks and other tangible personal property based upon the Pictures, as more specifically provided in the Co-Production Agreement (collectively, "Merchandise"), subject to certain exceptions relating primarily to receipts from Disney's affiliates. The distribution fee payable to Disney is substantially lower than under the prior Feature Film Agreement and reflects Pixar's commitment to finance half of the production costs of the Pictures. Distribution costs are broadly defined in the Co-Production Agreement to include out-of-pocket costs paid (or in certain instances, accrued for payment) to a third party (or in certain instances, to Disney's affiliates) by Disney or certain of its affiliates, provided that such out-of-pocket costs are directly related or fairly allocable to the distribution of the Picture and Merchandise. Pursuant to the Co-Production Agreement, Pixar will receive statements and payments of its share of gross receipts monthly within 45 days after the end of each calendar month, and Pixar has the right to audit Disney's and its affiliates' books and records relating to the Pictures and Merchandise.

         Derivative Works. Subject to certain exceptions, Disney and Pixar have mutual control of the decision to develop, produce or otherwise exploit any derivative works (or to transfer or license any rights to exploit any derivative works) during the term of the Co-Production Agreement or thereafter. Derivative works include theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works as more specifically provided in the Co-Production Agreement (collectively, "Derivative Works"). Except in certain very limited circumstances, in the event of a disagreement over whether to proceed with a Derivative Work, Disney's decision governs. Pixar is to be given the option to co-finance and produce, or to participate on a passive financial basis with respect to, a Derivative Work that is (i) a theatrical motion picture, a (ii) a made-for-home video production,
(iii) a television production, (iv) location-based entertainment which uses unique characters or other elements from any of the Pictures or Toy Story as its primary theme, or (v) an interactive product such as CD-ROMs, DVDs, video games and arcade games (collectively, "Interactive Products").

         If Pixar elects to co-finance and produce a Derivative Work, the Co-Production Agreement provides for the following:

                  (i) with respect to theatrical motion pictures and made-for-home video productions, the terms and conditions of the Co-Production Agreement are to be extended to cover such Derivative Works, subject to certain exceptions;

                  (ii) with respect to (A) location-based entertainment using characters or other elements from a Picture or Toy Story as its primary theme and (B) television productions , Pixar and Disney are to mutually agree upon the terms and the conditions under which such work shall be financed, produced and distributed, subject to certain specified requirements in the case of television productions; and

                  (iii) with respect to Interactive Products, Disney and Pixar are to mutually agree upon the terms and conditions under which such Interactive Product shall be financed, produced and distributed, subject to certain commitments by Disney with respect to marketing and distribution and provided that there shall be no distribution fee payable to Disney.

         For live entertainment such as stage plays or ice shows, Pixar is entitled to participate on a passive financial basis as is specified in the Co-Production Agreement. For all other Derivative Works except theme parks, Pixar is entitled to participate on a passive financial basis in such work and to receive a reasonable royalty to be mutually agreed upon if the work is a revenue-producing work. Disney has the sole and exclusive right in perpetuity to use, without compensation to Pixar, each Picture, the characters therefrom and any story elements thereof in theme parks, location- based entertainment for which Picture or Toy Story characters or elements are not the primary theme and cruise ships.

         A Derivative Work that is a theatrical motion picture would not count towards the five Pictures to be produced under the Co-Production Agreement. The Toy Story Video Sequel is the first such Derivative Work that Pixar has elected to co-finance and produce.

         Creative Controls. Creative controls and decisions with respect to developing and producing Pictures are generally subject to the mutual approval of Pixar and Disney. The Co-Production Agreement provides for certain dispute resolution procedures in the event of disagreement.

         Brand/Credit. The Co-Production Agreement sets forth Disney's and Pixar's intent that the Pixar brand be established as a co-equal brand to the Disney brand in connection with the Pictures, Merchandise and Derivative Works. The Co-Production Agreement provides that the Pixar logo, animated logo and credit shall be used in a manner which is perceptually equal to the Disney logo, animated logo and credit, subject to certain specific requirements as set forth in the Co-Production Agreement.

         Exclusivity. Pixar has agreed not to release or authorize the release of any feature length animated theatrical motion picture produced by Pixar, other than the Pictures and Derivative Works produced by Pixar under the Co-Production Agreement, until twelve months from delivery of the fifth Picture under the Co-Production Agreement. Pixar has further agreed that it will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after Pixar has delivered the third Picture to Disney under the Co-Production Agreement. Pixar has also agreed that it will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that Pixar proposes to produce during the term of the Co-Production Agreement.

         Proprietary Rights. The copyrights, trademarks and other intellectual property rights in and to the Pictures, all new and unique characters and story elements thereof and the audio-visual images thereof, and Merchandise relating thereto, shall be jointly owned by Disney and Pixar on an undivided 50/50 basis, subject to Pixar's ownership rights in the technology and excluding any intellectual property rights previously owned by Pixar or Disney. Notwithstanding the foregoing, Disney has the exclusive distribution and exploitation rights with respect to the Pictures, Derivative Works and Merchandise relating thereto. Pixar shall own the copyright and all other intellectual property rights in and to all computer programs and other technology developed or discovered by Pixar before, during or after the term of the Co-Production Agreement.

         Term and Termination. The Co-Production Agreement continues until delivery to Disney of the fifth Picture produced and financed under the Co-Production Agreement, unless earlier terminated. Disney is entitled to terminate the Co-Production Agreement in the event that Disney and Pixar fail to agree on a treatment for a Picture within one year after the initial theatrical release of the last Picture for which a treatment has been approved or selected, subject to certain exceptions. Disney is also entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or Pixar merges or consolidates into such a competitor. Upon termination by Disney pursuant to either of the last two sentences, Disney has certain rights to compel Pixar to complete works in production. In the event of termination, the Co-Production Agreement provides that its terms and conditions continue to apply with respect to Pictures, Merchandise and Derivative Works which have been delivered by Pixar to Disney or which Disney elects to have completed, as well as all future Merchandise and future Derivative Works relating thereto, but otherwise terminates.

         Effect on Prior Agreements. All Derivative Works based on Toy Story, including the Toy Story Video Sequel currently being produced, are to be governed by the Co-Production Agreement and not the original Feature Film Agreement or the CD-ROM Agreement. The original Feature Film Agreement now applies only to the rights and obligations of Disney and Pixar relating to the financial participation in, and the production and distribution of, the theatrical motion picture Toy Story and the financial participation in Merchandise related to Toy Story (unless gross receipts in any given month exceed a certain amount, in which case they will be subject to the Co-Production Agreement), and otherwise has no further force or effect. The original CD-ROM Agreement remains in full force and effect with respect to the first and second CD-ROM products developed under that agreement, but otherwise has no force or effect.

COMPETITION

         Pixar experiences intense competition with respect to both animated feature films and software.

         Movie Studios. Pixar's animated feature films compete and will continue to compete with feature films and other family oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), Warner Bros. Inc. (which has acquired Turner Broadcasting Systems Inc.), Twentieth Century Fox Film Corporation, Paramount Pictures, Columbia/Tri-Star Pictures Inc., Lucasfilm Ltd. ("Lucasfilm"), Universal City Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies. Several of these studios have already developed and released animated feature films, and Pixar expects additional competition in the animated feature film market from these and other movie studios. Some of these other movie studios have announced their intention to enter the animated feature film market, including DreamWorks SKG ("DreamWorks"), a studio formed in 1994 which is expressly targeting the animated film market. In particular, DreamWorks owns a significant equity stake in Pacific Data Images ("PDI"), a computer graphics special effects firm, and has begun developing a computer animated movie with PDI that is expected to be completed by 1998. This computer animated movie, which has been referred to publicly as "Ants", may contain similar subject matter as Bugs. Pixar's films will compete with the feature films of these movie studios for audience acceptance and exhibition outlets. In addition, Pixar competes and will continue to compete with these movie studios for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Most of the other movie studios with which Pixar competes have significantly greater name recognition and significantly greater financial, technical, creative, marketing and other resources than does Pixar.

         At least two of these movie studios, Disney and Lucasfilm (through its affiliate Industrial Light and Magic ("ILM")), have developed their own internal computer animation capability and have created computer animation for special effects in animated films. In addition, Pixar believes that Disney is currently developing and producing a feature film making substantial use of computer animation. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, Pixar believes that continuing enhancements in computer hardware and software technology will lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products.

         The Co-Production Agreement provides for the development and production by Pixar of five computer animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and enjoys financial benefits in the event that such films achieve significant box office revenues, Pixar believes that Disney desires such films to be successful. Nonetheless, Disney has been by far the most successful producer of animated feature films, and family oriented motion pictures distributed by Disney or its affiliates are likely to be in the market concurrently with and competing with Pixar's animated feature films. Pixar's contractual arrangement with Disney also presents other risks. See "Certain Factors Affecting Business, Operating Results And Financial Condition -- Risks Associated With Co-Production Agreement."

         Pixar believes that the primary competitive factors in the market for animated feature films include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Due in part to the Co-Production Agreement with Disney, pursuant to which Disney co-finances the production of the feature films, markets the feature films and provides creative assistance and access to significant distribution channels, Pixar believes that it presently competes favorably with respect to each of these factors.

         Computer Graphics Special Effects Firms. Pixar also expects to compete with computer graphics special effects firms, including ILM, Digital Domain, PDI, Rhythm & Hues, Boss Film Studios, Inc. and Blue Sky Productions. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer animated feature films for movie studios that compete with Pixar. For example, ILM has already created and produced three-dimensional character animation which was used for the ghosts in the live action film Casper, and ILM has a royalty-free, paid-up license to use Pixar's RenderMan software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan. Accordingly, Pixar's RenderMan software may not provide Pixar with a competitive advantage. Pixar believes that the primary competitive factors in the market for three-dimensional computer animation for feature films include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Pixar believes that it presently competes favorably with respect to each of these factors.

         Software Publishers. Pixar also experiences intense competition with respect to its RenderMan software product. In particular, Pixar competes with makers of computer graphics imaging and animation software, principally Microsoft (which acquired SoftImage Inc.), MentalImage (which offers the same product offered by Microsoft), and Silicon Graphics (which acquired Wavefront Technologies, Inc. ("Wavefront") and Alias Research, Inc. ("Alias")). Microsoft, through SoftImage Inc., MentalImage and Silicon Graphics, through Wavefront and Alias, are each marketing competing rendering software products. Microsoft and Silicon Graphics have each licensed several of Pixar's patents that cover certain rendering techniques and may therefore be better able to market products that compete with Pixar's RenderMan software. In addition, as PCs become more powerful, software suppliers may also be able to introduce products for PCs that would be competitive with RenderMan in terms of price and performance for professional users. Under appropriate circumstances, Pixar might elect to license its rendering technology patents to other companies, some of which may compete with Pixar. Pixar believes that the primary competitive factors in the market for rendering software include product quality, price/performance, technology, functionality, breadth of features and customer service and support. Pixar believes that it presently competes favorably with respect to each of these factors.

         Pixar expects competition to persist, intensify and increase in each of its business areas in the future. Almost all of Pixar's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources than Pixar. There can be no assurance that Pixar will be able to compete successfully against current or future competitors. Such competition could materially adversely affect Pixar's business, operating results or financial condition.

PROPRIETARY RIGHTS

         Pixar's success and ability to compete is dependent in part upon its proprietary technology. While Pixar relies on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect its proprietary rights, Pixar believes that factors such as the technical and creative skills of its personnel are more essential to its success and ability to compete. Pixar currently is the owner of eight patents issued in the United States, one patent issued in the United Kingdom, one patent issued in France, one patent issued in Germany, one patent issued in Japan and two patents issued in Canada. In addition, Pixar has six patent applications pending in the United States, four pending in Japan, one pending before the European Patent Office and one pending before the Patent Cooperation Treaty Office. There can be no assurance that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect Pixar's technology. In addition, there can be no assurance that any patents that have been issued to Pixar, or that Pixar may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to Pixar.

         The source code for Pixar's proprietary software is protected both as trade secrets and as a copyrighted work. Pixar generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Pixar's proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of Pixar's products is difficult. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license its RenderMan software product, Pixar primarily relies on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. There can be no assurance that the steps taken by Pixar will prevent misappropriation of its technology or that its confidentiality or license agreements will be enforceable. In addition, litigation may be necessary in the future to enforce Pixar's intellectual property rights, to protect Pixar's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Pixar's business, operating results or financial condition.

         From time to time Pixar has received, and is likely to receive in the future, notice of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against Pixar or that any assertions or prosecutions will not materially adversely affect Pixar's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, Pixar would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on Pixar's business, financial condition or results of operations. If any claims or actions are asserted against Pixar, Pixar may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on reasonable terms or at all.

         Pixar also relies on certain technology that it licenses from third parties, including software which is integrated and used with internally developed software. There can be no assurance that these third party technology licenses will continue to be available to Pixar on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays in feature film releases or product shipments until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product shipments could materially adversely affect Pixar's business, operating results and financial condition.

         In March 1996, Pixar entered into a license agreement with Silicon Graphics whereby Pixar granted to Silicon Graphics and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. These same patents were licensed to Microsoft Corporation in June 1995. These patents relate to pseudo-random point sampling techniques in computer graphics which are incorporated into Pixar's RenderMan. The license agreements with Silicon Graphics and Microsoft will expire no later than the year 2010.

Silicon Graphics and Microsoft may use the licensed technology in rendering products which compete with Pixar's RenderMan software, which could adversely impact sales of RenderMan.

EMPLOYEES

         As of December 31, 1996, Pixar had a total of 286 employees. Although none of Pixar's employees is represented by a labor union, it is common for animators and actors at film production companies to belong to a union, and there can be no assurance that Pixar's employees will not join or form a labor union or that Pixar, for certain purposes, will not be required to become a union signatory. Pixar has not experienced any work stoppages and considers its relations with the employees to be good.

         Pixar's success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially its animators, creative personnel and technical directors. In particular, Pixar is dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull and Lawrence B. Levy. Pixar does not maintain "key man" life insurance for any of its employees. Pixar does have employment agreements with Messrs. Lasseter and Catmull, who are fundamental to its relationship with Disney. However, such employment agreements do not necessarily assure the services of these employees. Pixar believes that it may be particularly difficult to retain its key employees, especially its animators, creative personnel and technical directors, during periods in which it is not developing animated feature films. The loss of the services of any of Messrs. Jobs, Lasseter, Catmull or Levy or of other key employees, especially its animators, creative personnel and technical directors, could have a material adverse effect on Pixar's business, operating results or financial condition.

                       CERTAIN FACTORS AFFECTING BUSINESS,
                    OPERATING RESULTS AND FINANCIAL CONDITION

         The following is a discussion of certain factors which currently impact or may impact Pixar's business, operating results and/or financial condition. Anyone making an investment decision with respect to Pixar's capital stock or other securities is cautioned to carefully consider these factors.

ANTICIPATED DECLINE IN OPERATING RESULTS IN 1997 AND NET LOSSES IN 1998

         A number of factors are expected to lead to a substantial decline in Pixar's operating results in 1997 and net losses in 1998, as discussed more fully below.

     End of Toy Story Revenues

         Pixar has already recognized the vast majority of the revenue it expects to receive from the domestic and international theatrical releases of Toy Story and expects substantially all of the revenue from the home video of Toy Story to be recognized in the first two quarters of 1997. Under the terms of the Feature Film Agreement, which still governs the compensation payable to Pixar from the home video of Toy Story, Pixar is compensated for the home video to a lesser extent than it was with respect to the theatrical release of Toy Story. Pixar does not expect to recognize significant revenue from the Toy Story home video in the third or fourth quarters of 1997 or in any quarter in 1998. Pixar also expects limited revenue from the Toy Story CD-ROM products in 1997 and little or no revenue from such products in 1998.

     Reduced CD-ROM Revenue

        Pixar also expects to recognize less CD-ROM revenue in 1997 and 1998 than was previously anticipated. Although its first two CD-ROM products were successful on relative terms, Pixar determined in the last week of March 1997 to discontinue its business of producing CD-ROM and other interactive products in favor of other opportunities arising, in part, as a result of entering into the Co-Production Agreement. This decision is expected to have a material adverse impact on Pixar's operating results in 1997 and 1998. Pixar will not recognize any CD-ROM or other interactive product revenue in 1997 or 1998, other than revenue attributable to the two Toy Story CD-ROM products, and may incur carrying costs associated with the approximately 60 employees currently assigned to the interactive products division. Pixar does, however, expect to be able to reassign most of these employees to Picture productions and other departments within Pixar.

     Timing of Bugs and Toy Story Video Sequel Releases

         Bugs is not expected to be released until the end of 1998 at the earliest, and revenue attributable to Bugs is not expected to be recognized until after all costs have been recovered. Recovery of all costs depends on many factors and may not occur until six to twelve months after its release at the earliest, ensuring that Pixar will not recognize any revenue from Bugs until the second half of 1999 at the earliest. The Toy Story Video Sequel is currently targeted for release in the second half of 1998, but its release date could change for a number of reasons. First, Pixar may be unable, for technical or other reasons, to complete the production of the Toy Story Video Sequel in time for its scheduled release in the second half of 1998. Second, even if completed, Disney and Pixar may choose to delay release of the Toy Story Video Sequel until the 1998 holiday season or thereafter. Depending on the timing of receipt of revenues by Disney, Pixar may not recognize revenue from the Toy Story Video Sequel until three to six months after its release at the earliest, meaning that if the Toy Story Video Sequel were released in late 1998 or thereafter, Pixar would not recognize any revenue from the Toy Story Video Sequel until 1999 at the earliest. Third, it is possible that the Toy Story Video Sequel could be released to the theaters instead of as a made-for-home video. In such event, Pixar would not expect to recognize any revenue until six to twelve months after the theatrical release, with the result that Pixar would not recognize any revenue from such film until 1999, even if released to the theaters in the second half of 1998.

     Possible Decline in Sales of RenderMan Due to Shift in Focus

         As a result of Pixar's reduced emphasis on the commercialization of software in favor of products sold for their content, Pixar expects to dedicate less time and resources to distributing and marketing RenderMan than it has in the past, particularly shrink-wrapped versions of RenderMan, and further expects that sales of RenderMan may decline.

      Increase in Operating Expenses

         In 1996, Pixar significantly increased its operating expenses, and Pixar plans to continue to increase its operating expenses to fund greater levels of research and development and to expand operations. Specifically, Pixar expects operating expenses to increase significantly due to continued investment in proprietary software systems, increased compensation costs as a result of intense competition for animators, creative personnel and technical directors and increased costs associated with the expansion of its facilities. Accordingly, Pixar anticipates significant increases in operating expenses in each of 1997 and 1998. Finally, Pixar expects its tax rate to increase in 1997 and future years as the result of utilization of net operating losses in 1996.

     Impact on Operating Results

         As a result of the above factors, the only substantial revenue expected to be recognized in 1997 will be from the Toy Story home video, and substantially all of that will be recognized in the first and second quarters. Further, unless the Toy Story Video Sequel is released early in the second half of 1998 and is an extraordinary success on relative terms, Pixar will not recognize substantial revenue in 1998. At the same time, Pixar's operating expenses may increase in 1997 and 1998, even after giving effect to capitalization of film production costs and allocation of certain operating expenses to Disney under the Co-Production Agreement. Therefore, Pixar expects revenue and operating results in the third and fourth quarters of 1997 to decline substantially from the first and second quarters of 1997 and from the same quarters of 1996. It is possible that Pixar would even incur operating and net losses in each of the last two quarters of 1997. Pixar also expects to incur operating and net losses in each of the first three quarters of 1998 and, unless the Toy Story Video Sequel is released early in the second half of 1998, the fourth quarter of 1998 and for the year ending December 31, 1998. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

         In addition to the factors set forth above, Pixar expects to generally experience significant fluctuations in its future annual and quarterly operating results caused by a variety of factors. Pixar expects that its annual and quarterly operating results, particularly its revenue, will fluctuate due to factors such as the timing of the domestic and international releases of the animated feature films, the success of the animated feature films (which can fluctuate significantly from film to film), the timing of the release of related products into their respective markets, the demand for the related products (which is often a function of the success of the related animated feature film), film production costs, Disney's costs to distribute and promote the feature films and related products, Disney's success at marketing the films and related products, the timing of receipt of proceeds from the animated feature films and related products by Disney, the timing of revenue recognition under the Co-Production Agreement, the Feature Film Agreement or the CD-ROM Agreement, as the case may be, the introduction of new feature films or products by Pixar's competitors, and general economic conditions. In particular, since Pixar's revenue under the Co-Production Agreement is directly related to the success of a feature film, Pixar's operating results are likely to fluctuate depending on the level of success of its animated feature films and related products. The revenues derived from the production and distribution of an animated feature film depend primarily on the film's acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a motion picture also depends upon promotion and marketing, production costs and other factors. See "Risks of Motion Picture Industry -- Commercial Success of a Motion Picture is Unpredictable." Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products.

         Moreover, Pixar's operating expenses will be extremely difficult to forecast. The direct costs of film production are budgeted in agreement with Disney and shared equally. Pixar's share of these direct costs of film production are capitalized by Pixar in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." A substantial portion of all of Pixar's other costs are incurred for the benefit of feature films ("Pixar's Overhead"), including research and development expenses and general and administrative expenses. Portions of Pixar's Overhead are included in the budgets for the Pictures and will be shared equally with Disney under the Co-Production Agreement. The remaining portion of Pixar's Overhead is either capitalized as film production costs, if required under SFAS No. 53, or charged to operating expense in the period incurred. Because a substantial portion of Pixar's Overhead is allocated to the Pictures and reimbursed by Disney and other amounts are capitalized by Pixar in accordance with SFAS No. 53, Pixar's future reported operating expenses will not reflect the true level of spending on the production of animated feature films, related products and overhead.

         Pixar has a valuation allowance as of December 31, 1996 which fully offsets its gross deferred tax assets due to Pixar's historical losses and the fact that there is no guarantee Pixar will generate sufficient taxable income in the future to be able to realize any or all of its deferred tax assets. As a result, Pixar may not be able to realize a benefit in the future from its net operating loss carryforwards, nor may it be able to recognize the tax benefits of net operating losses to be generated in the future.

         As a result of all of the foregoing, Pixar believes that period-to-period comparisons of its results of operations are not necessarily meaningful, and its annual and quarterly results of operations should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future period Pixar's operating results will be below the expectations of public market analysts and investors. In such event, the price of Pixar's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report.

DEPENDENCE ON TOY STORY, BUGS AND TOY STORY VIDEO SEQUEL

     Dependence on Toy Story

         For at least 1997, Pixar's revenue and operating results will be almost entirely dependent upon the success of Toy Story home video and the CD-ROM products related to Toy Story. Under the Feature Film Agreement, even though Toy Story grossed more than $350 million worldwide in box office receipts, Pixar's compensation from these receipts (approximately $18.8 million) was relatively small compared to that of Disney. Pixar expects to recognize substantially all of the Toy Story home video revenue in the first two quarters of 1997 and little or no revenue thereafter. The amount of compensation payable to Pixar from the Toy Story home video is governed by the prior Feature Film Agreement, pursuant to which Pixar's compensation rate for home videos is less than it was for theatrical exhibitions of Toy Story. Pixar also expects limited revenue from its Toy Story CD-ROM products in 1997 and little or no revenue from such products in 1998. Otherwise, Pixar expects little or no revenue in 1997 and 1998 from Toy Story or related products. Because Bugs and the Toy Story Video Sequel are not expected to be released until the end of 1998, all other revenues in the last half of 1997 and 1998 will be primarily dependent upon Pixar's other businesses, from which Pixar expects limited revenue. See "Business -- Relationship With Disney -- Co-Production Agreement."

     Dependence on Bugs and Toy Story Video Sequel

         Beyond 1998, Pixar expects to be significantly dependent upon the success of Bugs and the Toy Story Video Sequel (the "Current Projects") and related products. Although creative development on each of the Current Projects has begun, the Toy Story Video Sequel is not expected to be released any earlier than the last half of 1998, and Bugs is not expected to be released any earlier than the end of 1998. There can be no assurance that either of the Current Projects will be successfully created, developed and released when scheduled or thereafter. In addition, given the escalation in compensation rates of people required to work on the Current Projects, the number of people required to work on the Current Projects, and the equipment needs, the budget for the Current Projects and subsequent films and related products will be substantially greater than the budget for Toy Story and will be financed equally by Pixar and Disney under the Co-Production Agreement. There can be no assurance that Pixar will not experience difficulties that could delay or prevent the successful development or production of either of the Current Projects or subsequent animated feature films or related products. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, Pixar's business, operating results and financial condition will be materially adversely affected.

         Risks Associated With Bugs. Under the Co-Production Agreement, Pixar shares the production costs of Bugs as well as a portion of the receipts. These costs will initially be capitalized as film production costs under SFAS No. 53 and then be amortized over Bugs's expected revenue stream when revenue is recognized. If Bugs is not an extraordinary box office success similar to Toy Story, the amount of revenue recognized will not be significant, and the capitalized production costs will have to be amortized in large amounts over a limited number of quarters, resulting in significant costs of film revenue in those quarters and, potentially, significant quarterly operating and net losses. Animated feature films that become extraordinary box office successes are rare. Pixar believes, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only two movies generated domestic box office revenues greater than Toy Story, and both of those films were produced and distributed solely by Disney. During at least the last five years, Pixar believes that there has been no fully animated feature film (other than Toy Story) produced or developed by a studio other than Disney that has achieved more than $25 million in domestic box office revenues. While Bugs will be co-financed, promoted and marketed by Disney, it will have a different look, theme and musical style than Disney's other recent animated films (except for Toy Story), and there can be no assurance that it will have the same audience appeal as Disney's other animated films. For example, The Nightmare Before Christmas, released in 1993, was an animated feature film with a different appearance than traditional, hand drawn cel animated feature films such as Beauty and the Beast, The Lion King, Aladdin, Pocahontas and The Hunchback of Notre Dame and did not experience the same box office returns as those films. As a result, even if released, Bugs and related products may not generate significant revenue and operating results for Pixar, even if Bugs is critically acclaimed and achieves substantial, but not extraordinary, box office success. See "-- Risks Associated with Co-Production Agreement -- Dependence on Disney for Distribution and Promotion of Feature Films and Related Products," "-- Risks of Motion Picture Industry," and "Business -- Relationship with Disney. " See also Note 4 of Notes to Financial Statements in the 1996 Annual Report.

         Risks Associated with Toy Story Video Sequel. There are several additional risks unique to the Toy Story Video Sequel. First, Pixar has no experience developing sequels, either theatrical or made- for-home video. Moreover, the made-for-home video market has only recently begun to develop. As is typical in the case of an undeveloped market, demand and market acceptance are uncertain. Competition in this market is expected to increase dramatically. Disney alone has announced its intention to distribute several made-for-home video sequels in the next year, as have other studios. Pixar is at a disadvantage in the made-for-home video sequel market as compared to other animation studios in that Pixar cannot produce low cost animation, which typically characterizes sequels to animated feature films. Finally, the Toy Story Video Sequel will need to be an extraordinary success on relative terms in order to generate profits for Pixar. If the Toy Story Video Sequel is not an extraordinary success on relative terms, Pixar will incur substantial costs of film revenue in those quarters in which revenue is recognized, which will have a material adverse effect on its results of operations. There can be no assurance that the Toy Story Video Sequel will be an extraordinary success on relative terms, particularly given the recent emergence and uncertainty of the made-for-home video market.

LIQUIDITY RISKS

         Pursuant to the Co-Production Agreement, Pixar will co-finance the next five animated feature films which it produces, including Bugs and the second theatrical film being developed under the Co-Production Agreement (the "Second Theatrical Film"), and will also co-finance the Toy Story Video Sequel. In the future, Pixar may co-finance other derivative works such as theatrical sequels, interactive products and television productions. As Pixar does not expect to generate substantial, if any, cash from operations in 1997 and 1998, the production costs of Bugs, the Second Theatrical Film and the Toy Story Video Sequel are expected to have a material adverse impact on Pixar's cash and short-term investment balances. As of December 31, 1996, Pixar had approximately $161 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the production costs of Bugs, the Second Theatrical Film and the Toy Story Video Sequel, until Pixar begins receiving cash from the release of these films (which is generally not expected to occur until

1999). However, even if these films generate cash, unless each is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar will be required to seek financing for its ongoing commitments under the Co-Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the expansion of its facilities. See "Properties." The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.

SCHEDULED CONCURRENT RELEASE OF FILMS; MANAGEMENT OF GROWTH

         In order to meet its obligations pursuant to the Co-Production Agreement, Pixar has established parallel creative teams so that it can develop more than one film at a time. These teams are currently working on Bugs, the Second Theatrical Film and the Toy Story Video Sequel. Bugs and the Toy Story Video Sequel are currently targeted for release at or about the same time in late 1998. Pixar believes that the concurrent release of two major animated feature films by one company is rare if not unique. Moreover, Pixar has only produced one prior feature film to date and has no experience with respect to producing two animated feature films in parallel. Pixar has been required, and will continue to be required, to expand its employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled concurrent release of these two feature films. This period of rapid growth and expansion has placed, and continues to place, a significant strain on Pixar's resources. There can be no assurance that either Bugs or the Toy Story Video Sequel will be released as scheduled in late 1998 or that this strain on resources will not have a material adverse effect on Pixar's business, financial condition or results of operations. In addition, when the production of either film is completed, if completed, Pixar may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another which, although shared with Disney, could have a material adverse effect on Pixar's results of operations and financial condition.

         To continue to accommodate this growth, Pixar will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvement of its accounting and other internal management systems. In addition, this growth and these diversification activities, along with the corresponding increase in the number of Pixar's employees and rapidly increasing costs, have resulted in increased responsibility for Pixar's management. Pixar will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees, to integrate them into Pixar and to provide adequate facilities and other resources for them. There can be no assurance that Pixar will be successful in accomplishing all of these activities on a timely and cost-effective basis, and any failure to accomplish one or more of these activities on a timely and cost-effective basis would have a material adverse effect on Pixar's business, financial condition and results of operations.

RISKS ASSOCIATED WITH CO-PRODUCTION AGREEMENT

     Dependence on Disney for Distribution and Promotion of Feature Films and Related Products

         The decisions regarding the timing of release of motion pictures and related products and which of Disney's motion pictures and related products will receive extensive promotional support from the studio are important in determining the success of the motion picture and related products. Under the terms of the Co-Production Agreement, Pixar has some general protections with respect to the marketing and distribution of the feature films in the form of commitments by Disney as to release windows, the timing of release of other Disney family films and marketing obligations. However, Pixar ultimately does not control the manner in which Disney distributes Pixar's animated feature films and related products, the number of theaters to which Disney distributes Pixar's feature films, the specific timing of release of the feature films and related products or the specific amount or quality of promotional support of the feature films and related products. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and may enjoy financial benefits in the event that such films achieve significant box office revenues, Pixar believes that Disney desires such films to be successful.

Nonetheless, Disney could make certain decisions as to distribution or promotion of the animated feature films or related products that could have a material adverse effect on Pixar's business, operating results or financial condition. See "Business -- Relationship with Disney."

     Exclusivity

         Pixar has agreed not to release or authorize the release of any feature length animated theatrical motion picture produced by Pixar, other than the feature films produced by Pixar under the Co-Production Agreement, until twelve months from delivery of the fifth feature film under the Co-Production Agreement. Pixar currently anticipates that the delivery of the fifth Picture would not occur until at least ten years from the date of the Co-Production Agreement. Pixar has further agreed that it will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after Pixar has delivered the third feature film to Disney under the Co-Production Agreement. Pixar has also agreed that it will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that Pixar proposes to produce during the term of the Co-Production Agreement.

     Financing of Production Costs

         Under the Co-Production Agreement, unlike the prior Feature Film Agreement and the prior CD-ROM Agreement, Pixar will co-finance each of the five animated feature films and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. Pixar is currently co-financing Bugs, the Second Theatrical Film and the Toy Story Video Sequel under the Co-Production Agreement. Accordingly, unlike the Feature Film Agreement and the prior CD-ROM Agreement, Pixar will incur significant production costs which must be offset by revenue generated by the animated feature films and related products. If the feature films and related products do not generate revenue sufficient to more than offset Pixar's share of their production costs, Pixar's business, operating results and financial condition will be materially adversely effected.

     Rights to Characters and Elements Retained by Disney

         Disney retains the exclusive distribution and exploitation right to all feature films, all characters and story elements of the feature films and all related products developed by Pixar under the Co-Production Agreement. Accordingly, except in certain specified circumstances unlikely to generate revenue, Pixar is not able to exploit or distribute any of the feature films or characters or elements of any of the feature films or related products developed under the Co-Production Agreement without a license from Disney. There can be no assurances that such a license would be available to Pixar on commercially reasonable terms or at all. See "Business -- Relationship with Disney."

     Termination

         Under the terms of the Co-Production Agreement, Disney may terminate the agreement under certain circumstances. There can be no assurance that Disney would not terminate the Co-Production Agreement under these circumstances. Disney would not lose any of its rights to distribute and exploit all feature films and all characters and elements of the feature films and other products developed by Pixar under the Co-Production Agreement, except for a feature film or related product then in production as to which Disney does not elect to proceed, as to which Pixar would regain the rights subject to a lien in favor Disney for the costs advanced to date. Further, in the event that Disney terminated the Co-Production Agreement, Pixar would be required to seek alternative channels for distribution of its animated feature films and related products. There can be no assurance that Pixar would be able to find a third party to finance, distribute and promote its animated feature films and related products on terms acceptable to Pixar, if at all.

RISKS OF MOTION PICTURE INDUSTRY

     Commercial Success of a Motion Picture is Unpredictable

         The motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film's box office receipts adversely. Further, due to the expected release of a large number of animated films by Disney and other movie studios in the next several years, it is possible that the market for animated films will become saturated. Therefore, there is a substantial risk that some or all of Pixar's motion pictures will not be commercially successful, which would have a material adverse effect on Pixar's business, financial condition and results of operations.

     Completion of a Motion Picture Subject to Uncertainties and Financial Risks

         The production, completion and distribution of motion pictures is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competitive films. Pixar is concurrently developing three motion pictures, Bugs, the Second Theatrical Film and the Toy Story Video Sequel, which compounds these uncertainties and jeopardizes the successful, timely and cost-effective production and completion of each film. Under the Co-Production Agreement, Pixar has increased its financial involvement in the production costs of motion pictures, subjecting Pixar to substantial financial risks relating to the production, completion and release of the motion pictures. In addition, a significant amount of time will elapse between the expenditure of funds by Pixar and the receipt of revenues from the animated feature films.

COMPETITION

         Pixar experiences intense competition with respect to both animated feature films and software.

     Competition From Movie Studios

         Pixar's animated feature films compete and will continue to compete with feature films and other family oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), Turner Broadcasting Systems Inc., Warner Bros. Inc. (which has acquired Turner Broadcasting Systems Inc.), Twentieth Century Fox Film Corporation, Paramount Pictures, Columbia/Tri-Star Pictures Inc., Lucasfilm, Universal City Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies. Several of these studios have already developed and released animated feature films, and Pixar expects additional competition in the animated feature film market from these and other movie studios. Some of these other movie studios have announced their intention to enter the animated feature film market, including DreamWorks, a studio formed in 1994 which is expressly targeting the animated film market. In particular, DreamWorks owns a significant equity stake in PDI, a computer graphics special effects firm, and has begun developing a computer animated movie with PDI that is expected be completed by 1998. This computer animated movie, which has been referred to publicly as "Ants", may contain similar subject matter as Bugs. Pixar's films will compete with the feature films of these movie studios for audience acceptance and exhibition outlets. In addition, Pixar competes and will continue to compete with these movie studios for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Most of the other movie studios with which Pixar competes have significantly greater name recognition and significantly greater financial, technical, creative, marketing and other resources than does Pixar.

         At least two of these movie studios, Disney and Lucasfilm (through its affiliate ILM), have developed their own internal computer animation capability and have created computer animation for special effects in animated films. In addition, Pixar believes that Disney is currently developing and producing a feature film making substantial use of computer animation. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, Pixar believes that continuing enhancements in computer hardware and software technology will lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products.

         The Co-Production Agreement provides for the development and production by Pixar of five computer animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and enjoys financial benefits in the event that such films achieve significant box office revenues, Pixar believes that Disney desires such films to be successful. Nonetheless, Disney has been by far the most successful producer of animated feature films, and family oriented motion pictures distributed by Disney or its affiliates are likely to be in the market concurrently with and competing with Pixar's animated feature films. Pixar's contractual arrangement with Disney also presents other risks. See "-- Risks Associated With Co-Production Agreement" and "Business -- Competition."

     Competition From Computer Graphics Special Effects Firms

         Pixar also expects to compete with computer graphics special effects firms, including ILM, Digital Domain, PDI, Rhythm & Hues, Boss Film Studios, Inc. and Blue Sky Productions. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer animated feature films for movie studios that compete with Pixar. For example, ILM has already created and produced three-dimensional character animation which was used for the ghosts in the live action film Casper, and ILM has a royalty-free, paid-up license to use Pixar's RenderMan software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan. Accordingly, Pixar's RenderMan software may not provide Pixar with a competitive advantage. See "Business -- Competition."


     Competition From Software Publishers

         Pixar also experiences intense competition with respect to its RenderMan software product. In particular, Pixar competes with makers of computer graphics imaging and animation software, principally Microsoft (which acquired SoftImage, Inc.), MentalImage (which offers the same product offered by Microsoft), and Silicon Graphics (which acquired Wavefront and Alias). Microsoft, through SoftImage, Inc., MentalImage and Silicon Graphics, through Wavefront and Alias, are each marketing competing rendering software products. Microsoft and Silicon Graphics have each licensed several of Pixar's patents that cover certain rendering techniques and may therefore be better able to market products that compete with Pixar's RenderMan software. In addition, as PCs become more powerful, software suppliers may also be able to introduce products for PCs that would be competitive with RenderMan in terms of price and performance for professional users. Under appropriate circumstances, Pixar might elect to license its rendering technology patents to other companies, some of which may compete with Pixar. See "Business -- Competition."


     Competition Could Adversely Impact Pixar

         Pixar expects competition to persist, intensify and increase in each of its business areas in the future. Almost all of Pixar's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources than Pixar. There can be no assurance that Pixar will be able to compete successfully against current or future competitors. Such competition could materially adversely affect Pixar's business, operating results or financial condition. See "Business -- Competition."

LIMITED OPERATING HISTORY

         Until 1996, Pixar had generated recurring revenue primarily from the license of its RenderMan software, amounts received under software development contracts and fees for animated television commercial development. However, Pixar intends to generate a substantial majority of its future revenue from the development and production of animated feature films and related products, such as it did in 1996. Pixar has, to date, developed and produced only one animated feature film, Toy Story, and only two related products (both CD-ROM titles, which Pixar no longer intends to produce). Accordingly, Pixar has only a limited operating history in implementing its new business model upon which an evaluation of Pixar and its prospects can be based. Pixar's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a new business enterprise, particularly companies in highly competitive markets. To address these risks, Pixar, among other things, must respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies. There can be no assurance that Pixar will be successful in addressing such risks.

     Risk of Made-For-Home Video Sequels Market

         In addition to feature films, Pixar intends to generate revenue from made-for-home video sequels, such as the Toy Story Video Sequel. There are several risks associated with this market. Pixar has no experience developing made-for-home video sequels. In addition, Pixar expects competition for sequels to increase and intensify. Further, there can be no assurance that voices and other intellectual property rights used in the original animated feature film will be available for use in any made-for-home video sequel, or if available, that such voices or other intellectual property rights can be obtained at a reasonable cost. For example, certain of the voices used in Toy Story were significantly more expensive to obtain for the Toy Story Video Sequel than they were to obtain for the original feature film. Moreover, Pixar is at a disadvantage in this market as compared to other animation studios in that Pixar cannot produce low-cost animation which typically characterizes made-for-home video sequels to animated feature films.

DEPENDENCE ON KEY PERSONNEL

         Pixar's success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially its animators, creative personnel and technical directors. In particular, Pixar is dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull and Lawrence B. Levy. Pixar does not maintain "key man" life insurance for any of its employees. Pixar does have employment agreements with Messrs. Lasseter and Catmull, who are fundamental to Pixar's relationship with Disney. However, such employment agreements do not necessarily assure the services of these employees. Pixar believes that it may be particularly difficult to retain its key employees, especially its animators, creative personnel and technical directors, during periods in which it is not developing animated feature films. The loss of the services of any of Messrs. Jobs, Lasseter, Catmull or Levy or of other key employees, especially its animators, creative personnel and technical directors, could have a material adverse effect on Pixar's business, operating results or financial condition. Although none of Pixar's employees are represented by a labor union, it is common for animators and actors at film production companies to belong to a union. There can be no assurance that Pixar's employees will not join or form a labor union or that Pixar, for certain purposes, will not be required to become a union signatory. See "Business -- Employees" and "Executive Officers of the Company."

NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL TO BE SUCCESSFUL

         Pixar's success depends to a significant extent on its ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that Pixar will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for quality animators, creative personnel and technical directors is especially intense because the entertainment market has significantly expanded over the past several years. If Pixar is unable to hire, assimilate and retain qualified personnel in the future, particularly animators, creative personnel and technical directors, such inability would have a material adverse effect on Pixar's business, operating results and financial condition. See "Business -- Employees" and "Executive Officers of the Company."

DEPENDENCE ON SUCCESSFUL DEVELOPMENT OF APPEALING CREATIVE CONTENT FOR ANIMATED FEATURE FILMS AND RELATED PRODUCTS

         The success of each animated feature film created and produced by Pixar will depend in large part upon the Pixar creative team's ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that achieve broad market acceptance. Traditionally, this has been extremely difficult. Disney provided creative assistance throughout the production of Toy Story, including creative reviews and approvals, and the Co-Production Agreement contemplates that Disney will continue to provide creative assistance to Pixar on feature films and other products made pursuant to that agreement, but there can be no assurance that Disney will continue to provide assistance to Pixar in the development of creative content for its feature films or related products. There also can be no assurance that voices and other intellectual property rights used in an animated feature film will be available for use in any CD-ROM or other product related to such feature film. For example, Pixar was unable to obtain the rights to use certain voices from Toy Story in the two CD-ROM products based on Toy Story. See "Business -- Creative Development Group."

DISTRIBUTION RISKS

         Disney is required to distribute the five animated feature films to be produced pursuant to the Co-Production Agreement. Distribution of a motion picture generally involves domestic and foreign licensing for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels and armed forces facilities and (v) marketing of other rights of the picture, which may include merchandising, such as CD-ROM titles, toys and soundtrack recordings. Although the Co-Production Agreement provides Pixar with some protection, there can be no assurance that the feature films made under the Co-Production Agreement will be distributed through all of these outlets. For example, Disney has traditionally not made its animated feature films available on pay television other than the Disney Channel or on network television other than ABC, an affiliate of Disney. See "Business -- Business Model and Products."

DEPENDENCE ON PROPRIETARY TECHNOLOGY FOR TIMELY AND SUCCESSFUL DEVELOPMENT OF FEATURE FILMS AND RELATED PRODUCTS

         There can be no assurance that Pixar will not experience difficulties that could delay or prevent the successful development or production of future animated feature films or other related products. Among other things, because Pixar is dependent upon a large base of software and a large number of computers for the development and production of its animated feature films and related products, an error or defect in the software or a failure in the hardware could result in a significant delay in production. A significant delay in production could have a material adverse effect on Pixar's business, operating results or financial condition. Further, because Pixar relies mostly on internally developed software, Pixar would not be able to rely upon assistance from third parties in the event that the software fails. See "Business -- Technology."

CONCENTRATION OF STOCK OWNERSHIP

         Pixar's Chief Executive Officer, Steve Jobs, beneficially owns approximately 74.7% of the outstanding Common Stock as of March 20, 1997. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar.

RISK OF SUBSTANTIAL ADDITIONAL COSTS RELATED TO FACILITIES EXPANSION

         Pixar leased significant additional space during 1996, but continues to seek additional space. Pixar is evaluating such alternatives as building a new studio facility and leasing additional buildings. Pixar currently expects to exercise an option to purchase property (which option Pixar purchased in 1996) and to build a new studio facility on the property. If Pixar purchases the property and builds a new studio facility, Pixar currently expects to incur capital expenditures of more than $10 million in 1997 and more than $12 million in 1998. Pixar may choose to use its existing cash resources for such expenditures or to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If Pixar does not choose to purchase the property and build a new facility, Pixar would need to write-off more than $900,000 of capitalized expenses associated with site development and engineering and architectural plans related to the new building, and would incur an additional $300,000 charge related to Pixar's share of the site preparation. See "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the 1996 Annual Report.

NEED FOR TECHNOLOGICAL ADVANCEMENT TO BE SUCCESSFUL

         Substantially all of Pixar's revenues have been derived, and substantially all of Pixar's future revenues are expected to be derived, from the use and license of Pixar's proprietary technologies. Pixar expects that it will be required to enhance these technologies and to develop new technologies in order to be successful in its industry and in the licensing of its RenderMan software. There can be no assurance that Pixar will be successful in enhancing its existing technologies or in developing and utilizing new technologies, or that competitors will not develop technology that is equivalent or superior to Pixar's technologies or that makes Pixar's technologies obsolete. If Pixar is unable to develop enhancements to its existing technologies or new technologies as required, Pixar's business, operating results or financial condition could be materially adversely affected. See "Business -- Technology."

DEPENDENCE ON PROPRIETARY RIGHTS

     No Assurance That Patents Will Issue From Applications or Sufficiently Protect Pixar's Technology

         Pixar's success and ability to compete is dependent in part upon its proprietary technology. While Pixar relies on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect its proprietary rights, Pixar believes that factors such as the technical and creative skills of its personnel are more essential to its success and ability to compete. Pixar currently is the owner of eight patents issued in the United States, one patent issued in the United Kingdom, one patent issued in France, one patent issued in Germany, one patent issued in Japan and two patents issued in Canada. In addition, Pixar has six patent applications pending in the United States, four pending in Japan, one pending before the European Patent Office and one pending before the Patent Cooperation Treaty Office. There can be no assurance that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect Pixar's technology. In addition, there can be no assurance that any patents that have been issued to Pixar, or that Pixar may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to Pixar. Failure of the patents to provide protection of Pixar's technology may make it easier for Pixar's competitors to offer technology equivalent to or superior to Pixar's technology. See "Business -- Proprietary Rights."

     No Assurance That Efforts to Protect Proprietary Technologies Will Succeed

         The source code for Pixar's proprietary software is protected both as trade secrets and as a copyrighted work. Pixar generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Pixar's proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of Pixar's products is difficult. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license its RenderMan software product, Pixar primarily relies on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. There can be no assurance that the steps taken by Pixar will prevent misappropriation of its technology or that its confidentiality or license agreements will be enforceable. See "Business -- Proprietary Rights."

     Risk That Litigation Will Be Required to Enforce Proprietary Rights

         Litigation may be necessary in the future to enforce Pixar's intellectual property rights, to protect Pixar's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Pixar's business, operating results or financial condition. See "Business -- Proprietary Rights."

     Risks of Infringement Claims

         From time to time Pixar has received, and is likely to receive in the future, notice of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against Pixar or that any assertions or prosecutions will not materially adversely affect Pixar's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, Pixar would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on Pixar's business, financial condition or results of operations. If any claims or actions are asserted against Pixar, Pixar may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on reasonable terms or at all. See "Business -- Proprietary Rights."

     No Assurance That Third Party Technology Licenses Will Continue to be Available

         Pixar also relies on certain technology that it licenses from third parties, including software that is integrated and used with internally developed software. There can be no assurance that these third party technology licenses will continue to be available to Pixar on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays in feature film releases or product shipments until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product shipments could materially adversely affect Pixar's business, operating results and financial condition. See "Business -- Proprietary Rights."

POSSIBLE VOLATILITY OF SHARE PRICE AND RISK OF LITIGATION

         Pixar believes that factors such as the publication of box office results for Pixar's or its competitors' feature films, fluctuations in quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements by Pixar or by its competitors, budget increases, delays in or cancellation of feature film or other product release dates, or other events or factors may cause the market price of Pixar's Common Stock to fluctuate. Moreover, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of such companies. These broad market and industry fluctuations may adversely affect the market price of Pixar's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on Pixar's business, operating results and financial condition.

ITEM 2.   PROPERTIES

         Pixar leases approximately 72,000 square feet of office space in Richmond, California. Pixar has signed a lease for an additional 46,000 square feet of office space at the same location which is scheduled to begin in the second quarter of 1997. The leases expire on various dates ranging from July 1999 to February 2001.

         Pixar will need to seek additional space in the near future and is evaluating such alternatives as building a new studio facility and leasing additional buildings. Pixar currently intends to build a new studio facility and has paid deposits on the purchase of land which are nonrefundable and will be applied to the purchase price of the property should Pixar elect to purchase the property. If Pixar purchases the property and builds a new studio facility, Pixar would incur substantial capital expenditures in 1997 and 1998. If Pixar does not choose to purchase the property and build a new facility, Pixar would need to write-off significant capitalized expenses associated with the new building. See "Business -- Certain Factors Affecting Business, Operating Results and Financial Condition -- Risk of Substantial Additional Costs Related to Facilities Expansion". See also "Managements' Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the 1996 Annual Report.


ITEM 3.   LEGAL PROCEEDINGS

         Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of Pixar and their ages as of March 20, 1997 are as follows:

                NAME                        AGE                                POSITION
                ----                        ---                                --------
Steve Jobs..........................         42       Chairman, Chief Executive Officer and Office of the President
Edwin E. Catmull....................         51       Executive Vice President, Chief Technical Officer and Office of
                                                        the President
Lawrence B. Levy....................         37       Executive Vice President, Chief Financial Officer, Office of
                                                        the President and Secretary
John Lasseter.......................         40       Vice President, Creative Development
Ralph J. Guggenheim.................         45       Vice President, Feature Film Production
Pamela J. Kerwin....................         48       Vice President, Interactive Products
William T. Reeves...................         45       Technical Director, Feature Films

         Pixar's executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full time employee of Pixar. There is no family relationship between any executive officer or director of Pixar.

         Mr. Jobs is a co-founder of Pixar and has served as its Chairman since March 1991, as its Chief Executive Officer since February 1986 and in the Office of the President since February 1995. He has been a director of Pixar since February 1986 and served as Chairman from February 1986 to November 1988. Mr. Jobs was also a co-founder of NeXT Software, Inc. ("NeXT"), which developed and marketed object-oriented software for client/server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple Computer, Inc. ("Apple"). Mr. Jobs currently serves as an advisor to Apple on a limited basis. Mr. Jobs was a co-founder of Apple, where he co-designed the Apple II and led the development, manufacturing and marketing of the Macintosh and LaserWriter printer. Mr. Jobs was awarded the National Technology Medal in 1985, the Jefferson Award for Public Service in 1987 and was named Entrepreneur of the Decade by Inc. magazine. Mr. Jobs attended Reed College in Portland, Oregon.

         Dr. Catmull is a co-founder of Pixar and has served as Executive Vice President and Chief Technical Officer since June 1995 and in the Office of the President since February 1995. From March 1991 to February 1995, he served as President, from November 1988 to March 1991 he served as Chairman and from February 1986 to November 1988 he served as President. Prior to joining Pixar, he was Vice President of the Computer Division of Lucasfilm. Dr. Catmull received the Scientific and Engineering Award from The Academy of Motion Picture Arts and Sciences in 1992 and also received the SIGGRAPH Coons Award for lifetime contributions in 1993. Dr. Catmull is a member of the Scientific and Technical Awards Committee of The Academy of Motion Picture Arts and Sciences. Dr. Catmull received B.S. degrees in computer science and physics and a Ph.D. in computer science from the University of Utah.

         Mr. Levy has served as Executive Vice President, Chief Financial Officer and in the Office of the President since February 1995. Mr. Levy has served as Secretary of Pixar since October 1995. Prior to joining Pixar, he was Vice Chairman and Chief Financial Officer of Electronics for Imaging, Inc., a provider of hardware and software products for the digital color imaging market, where he held various executive positions from April 1991 until January 1995. From December 1987 to April 1991, he was head of the Technology Licensing and Distribution Department at the law firm of Wilson Sonsini Goodrich & Rosati, where he became a partner in February 1990. Mr. Levy received a B.S. in business and accounting from Indiana University and a J.D. from Harvard Law School. Mr. Levy is also a certified public accountant.

         Mr. Lasseter has served as Vice President, Creative Development since August 1991. Mr. Lasseter joined Pixar in February 1986 as Animator/Director. From 1984 to 1986, he was an animator at Lucasfilm and from 1979 to 1984 he worked as an animator at The Walt Disney Company. For his work in directing Toy Story, Mr. Lasseter received an Academy Award in 1996 for Special Achievement, and for his work in directing Tin Toy, Mr. Lasseter received an Academy Award in 1988 for Best Short Film (Animated). Mr. Lasseter received a B.F.A. degree in film from the California Institute of the Arts.

         Mr. Guggenheim has served as Vice President, Feature Film Production since April 1995. From May 1992 to April 1995, he served as Vice President and General Manager, Animation Division. From July 1989 to May 1992, he served as Executive Producer and from February 1986 to July 1989 he served as Director, Animation Services. Since 1992, Mr. Guggenheim has also served as Vice President of the production company set up to produce Toy Story. From 1980 to 1986, he was Director of Editing Research at Lucasfilm's Computer Research Group and from 1978 to 1980 he was Producer of Computer Animated Commercials at the Computer Graphics Lab of New York Institute of Technology. Mr. Guggenheim received a B.A. in communications and an M.S. in computer graphics and motion picture production from Carnegie Mellon University.

         Ms. Kerwin has served as Vice President, Interactive Products since April 1995. From May 1992 to April 1995, she served as Vice President and General Manager, Technology Division. From May 1990 to May 1992, she served as Vice President of Marketing and Sales and from June 1989 to May 1990 she served as Director of Marketing. From July 1986 to June 1989, she was the Vice President of Marketing and Sales at Media Cybernetics, which develops and markets image processing software. From February 1985 to July 1986, Ms. Kerwin served as Vice President of Marketing for Levine and Rudd, Inc., a marketing consulting and graphic arts firm. From December 1978 to February 1985, Ms. Kerwin held various marketing positions at Control Data. Ms. Kerwin received a B.S. degree in English from Towson State University.

         Dr. Reeves has served as Technical Director, Feature Films Production since February 1991. Dr. Reeves joined Pixar in February 1986 as Director of Animation Research and Development. From July 1982 to February 1986, he was Project Leader of the Modeling and Animation Group at the Computer Division of Lucasfilm. From September 1980 to July 1982, he was the Project Leader of the Systems Group and a member of the Computer Graphics Group at Lucasfilm where he invented a new image synthesis technique called particle systems that enables the generation of very complex and detailed images. For his work as Technical Director on Tin Toy, Dr. Reeves received an Academy Award in 1988 for Best Short Film (Animated). Dr. Reeves received a B.S. in math from the University of Waterloo in Canada and M.S. and Ph.D. degrees in computer science from the University of Toronto.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

         Pixar's Common Stock has been traded on the Nasdaq National Market under the trading symbol "PIXR" since Pixar's initial public offering on November 29, 1995. The following table sets forth the high and low sale prices per share of Pixar's Common Stock for the periods indicated.

                                                                HIGH     LOW
                                                              -------  -------
1995
   Fourth Quarter (from November 29, 1995)..................  $49 1/2  $22
1996
   First Quarter............................................  $29      $18 1/2
   Second Quarter...........................................  $25 1/2  $16 3/4
   Third Quarter............................................  $19 1/4  $12 1/4
   Fourth Quarter...........................................  $20 1/2  $12 3/4
1997
   First Quarter (through March 20, 1997)...................  $22 3/4  $12 5/8

         As of March 20, 1997, Pixar had approximately 2,103 shareholders of record. The price for the Common Stock as of the close of business on March 20, 1997 was $19.75 per share. Pixar has never paid any cash dividends on its Common Stock. Pixar intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" in the 1996 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to the section entitled "Financial Statements and Selected Financial Data" in the 1996 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item concerning Pixar's directors is incorporated by reference to the information set forth in the section entitled "Election of Directors" in Pixar's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Pixar's fiscal year ended December 31, 1996, except that the information required by this item concerning the executive officers of Pixar is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Election of Directors -- Director Compensation" and "Executive Officer Compensation" in Pixar's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Pixar's fiscal year ended December 31, 1996.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Pixar's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of Pixar's fiscal year ended December 31, 1996.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in Pixar's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of Pixar's fiscal year ended December 31, 1996.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Form 10-K:

                  1. Financial Statements. The following financial statements of Pixar and the Independent Auditors' Report therein are incorporated by reference to the portions of Pixar's 1996 Annual Report filed as
                           Exhibit 13.1 to this Form 10-K:

                           Independent Auditors' Report ........................
                           Balance Sheets as of December 31, 1995 and 1996 .....
                           Statements of Operations for the years ended
                             December 31, 1994, 1995 and 1996 ..................
                           Statements of Shareholders' Equity (Deficit) for the
                             years ended December 31, 1994, 1995 and 1996 ......
                           Statements of Cash Flows for the years ended
                             December 31, 1994, 1995 and 1996 ..................
                           Notes to Financial Statements .......................

                  2. Financial Statement Schedule. The following financial statement schedule of Pixar for the years ended December 31, 1994, 1995, and 1996 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Pixar.


                           Independent Auditors' Report on Financial Statement
                           Schedule......................................... S-1
                           Schedule II--Valuation and Qualifying
                           Accounts and Reserves............................ S-2

                           Schedules not listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

                  3.       Exhibits:  See Item 14(c) below.

         (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

         (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

         (d)      Financial Statement Schedules. See Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1997.

                                              PIXAR

                                              By: /s/ Lawrence B. Levy
                                              ----------------------------------
                                              Lawrence B. Levy
                                              Executive Vice President and
                                              Chief Financial Officer


                                POWER OF ATTORNEY

         KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven P. Jobs, Lawrence B. Levy, Edwin E. Catmull and Pamela J. Kerwin and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              SIGNATURE                                            TITLE                                  DATE
             -----------                                           ------                                ------
/s/ Steven P. Jobs                       Chairman of the Board and Chief Executive Officer           March 31, 1997
--------------------------------------   (Principal Executive Officer)
Steven P. Jobs

/s/ Lawrence B. Levy                     Executive Vice President and Chief Financial Officer        March 31, 1997
--------------------------------------   (Principal Financial and Accounting Officer)
Lawrence B. Levy

/s/ Skip M. Brittenham                   Director                                                    March 31, 1997
--------------------------------------
Skip M. Brittenham

/s/ Joseph A. Graziano                   Director                                                    March 31, 1997
--------------------------------------
Joseph A. Graziano

/s/ Larry W. Sonsini                     Director                                                    March 31, 1997
--------------------------------------
Larry W. Sonsini

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors and Shareholders
Pixar:

         Under date of January 31, 1997, except as to Note 11, which is as of March 25, 1997, we reported on the balance sheets of Pixar as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of Pixar's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG PEAT MARWICK LLP

Palo Alto, California
January 31, 1997

                                      PIXAR

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                               BALANCE AT                    DEDUCTIONS:
                                                BEGINNING                   WRITE OFFS OF  BALANCE AT
               CLASSIFICATION                    OF YEAR       ADDITIONS      ACCOUNTS     END OF YEAR
              ---------------                 -------------  -------------  -------------  -----------
Allowance for returns and doubtful accounts
   Year ended December 31, 1994.............     $ 36           $191           $ --           $227
                                                 ====           ====           ====           ====
   Year ended December 31, 1995.............     $227           $ 61           $(32)          $256
                                                 ====           ====           ====           ====
   Year ended December 31, 1996.............     $256           $  3           $ --           $259
                                                 ====           ====           ====           ====

                                INDEX TO EXHIBITS



   EXHIBIT
    NUMBER                                                 EXHIBITS
  ---------                                                --------
      3.1       Amended and Restated Articles of Incorporation(1).............................................
      3.4       Amended and Restated Bylaws, as amended(1)....................................................
      4.1       See Exhibit 3.1...............................................................................
      4.2       See Exhibit 3.2...............................................................................
      4.5       Specimen Common Stock Certificate(1)..........................................................
      4.6       Common Stock and Warrant Purchase Agreement between the Registrant and Disney
                Enterprises, Inc. dated as of February 23, 1997...............................................
      4.7       Form of Common Stock Purchase Warrant to be issued to Disney Enterprises, Inc.................
      4.8       Form of Registration Rights Agreement by and between the Registrant and Disney
                Enterprises, Inc..............................................................................
     10.1*      1995 Stock Plan, as amended, and forms of agreements thereto(1)...............................
     10.2*      1995 Director Option Plan(1)..................................................................
     10.3*      Form of Indemnification Agreement entered into between the Registrant and each of the executive officers and directors(1)...........................................................
     10.4       Agreement between the Registrant and Walt Disney Pictures dated May 3, 1991, as amended(1)(5).................................................................................
     10.5       Net Office Lease between the Registrant and Point Richmond R&D
                Associates dated February 15, 1990, as amended(1).............................................
     10.6       Secured Promissory Note between the Registrant and Edwin E. Catmull dated May 10,
                1995(1).......................................................................................
     10.7       Patent License Agreement between the Registrant and Microsoft
                Corporation dated June 21, 1995(1)(5).........................................................
     10.8       Recapitalization Agreement between the Registrant and the sole shareholder and key employees of the Registrant dated April 28, 1995 and related agreement thereto(1).............
     10.9*      Employment Agreement between the Registrant and Edwin E. Catmull dated August 1,
                1991(1).......................................................................................
     10.10*     Employment Agreement between the Registrant and John Lasseter dated February 24,
                1997(4).......................................................................................
     10.11*     Employment Agreement between the Registrant and Ralph J. Guggenheim dated
                August 1,1991(1)..............................................................................
     10.12*     Employment Agreement between the Registrant and William T. Reeves dated August 1,
                1991(1).......................................................................................
     10.13      Promissory Note between the Registrant and Steven P. Jobs dated January 13, 1995(1)...........
     10.14      Patent License Agreement between the Registrant and Silicon Graphics, Inc. dated
                March 12, 1996(2).............................................................................
     10.15      Net Office Lease between the Registrant and Point Richmond R&D Associates dated
                November 7, 1995(2)...........................................................................
     10.16      Co-Production Agreement between the Registrant and Walt Disney Pictures and Television
                dated February 24, 1997(4)....................................................................
     10.17      Net Office Lease between the Registrant and Point Richmond R&D Associates dated
                April 1, 1996(3)..............................................................................

   EXHIBIT
    NUMBER                                                 EXHIBITS
  ---------                                                --------
     10.18      Net Office Lease between the Registrant and Point Richmond R&D Associates dated
                September 12, 1996(3).........................................................................
     11.1       Computation of Net Income (Loss) Per Share...................................................
     13.1       Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, expressly incorporated by reference herein....................................................
     23.1       Consent of Independent Auditors...............................................................
     27.1       Financial Data Schedule.......................................................................

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-97918) declared effective on November 28, 1995.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(4) Documents for which confidential treatment has been requested for certain portions of these exhibits.

(5) Documents for which confidential treatment has been granted for certain portions of these exhibits.

         *  Indicates management compensatory plan, contract or arrangement.