Form 10-K/A
period 1996-12-31
PIXAR \CA\
filed 1997-04-30
CIK 1002114

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                 Amendment No. 1
                                       To
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

           Securities registered pursuant to Section 12(g) of he Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 20, 1997, there were 40,141,461 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 20, 1997) was approximately $167,113,835. Shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of Pixar's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.
================================================================================

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997 ("Form 10-K") for the purpose of amending Items 10, 11, 12 and 13 of Part III of Pixar's Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS



        NAME             AGE(1)                       POSITION WITH PIXAR
------------------------ ------ -------------------------------------------------------------
Steven P. Jobs..........  42    Chairman, Chief Executive Officer and Office of the President
Larry W. Sonsini........  56    Director
Skip M. Brittenham......  55    Director
Joseph A. Graziano......  53    Director

---------------------------
(1)   As of April 16, 1997.

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

         Mr. Sonsini has served as a director of Pixar since April 1995 and served as Secretary from April 1995 to October 1995. He has been an attorney with the law firm of Wilson Sonsini Goodrich & Rosati since 1966 and currently serves as the Chairman of the firm's Executive Committee. Mr. Sonsini also serves as a director of Lattice Semiconductor Corporation and Novell, Inc. Mr. Sonsini received A.B. and L.L.B. degrees from the University of California, Berkeley.

         Mr. Brittenham has served as a director of Pixar since August 1995. He has been an attorney with the law firm of Ziffren, Brittenham, Branca & Fischer, an entertainment law firm, since 1978. Mr. Brittenham currently serves on the board of, or is a trustee of, numerous charitable organizations, including Conservation International, the American Oceans Campaign, the Environmental Media Association and the Alternative Medical AIDS Foundation. Mr. Brittenham received a B.S. from the United States Air Force Academy and a J.D. from the University of California at Los Angeles.

         Mr. Graziano has served as a director of Pixar since August 1995. From June 1989 to December 1995, he was the Executive Vice President and Chief Financial Officer of Apple and was a member of the Board of Directors of Apple from June 1993 until October 1995. From May 1987 to June 1989, Mr. Graziano served as Chief Financial Officer of Sun Microsystems, Inc. and from October 1981 to May 1985 as Chief Financial Officer of Apple. In addition, he has held accounting positions with various technology companies in the Silicon Valley. Mr. Graziano also serves as a director of IntelliCorp, Inc. Mr. Graziano received a B.S. in accounting from Merrimack College and is a certified public accountant.

EXECUTIVE OFFICERS

         The information required by this item concerning the executive officers of Pixar is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act ("Section 16(a)") requires Pixar's executive officers, directors and persons who own more than ten percent of Pixar's Common Stock, to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Such executive officers, directors and ten-percent shareholders are also required by SEC rules to furnish Pixar with copies of all such forms that they file.

         Based solely on its review of the copies of such forms received by Pixar and written representations from certain reporting persons that no Forms 5 were required for such persons, Pixar believes that during fiscal 1996 all
Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders were complied with.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows, as to the Chief Executive Officer and each of the four most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year (the "Named Officers"), information concerning compensation paid for services to Pixar in all capacities during the last three fiscal years.



                                                                                                     LONG TERM
                                                                                                    COMPENSATION
                                                                                                       AWARDS
                                                                                                    ------------
                                                                            ANNUAL COMPENSATION      SECURITIES
NAME AND PRINCIPAL POSITION                                                 --------------------     UNDERLYING
                                                                    YEAR    SALARY($)   BONUS($)     OPTIONS(#)
---------------------------------------------------------------     ----    ---------   --------     ----------
Steven P. Jobs.................................................     1996    $     --    $    --      $       --
  Chairman, Chief Executive Officer and Office of the               1995          --         --              --
    President                                                       1994          --         --              --

Edwin E. Catmull...............................................     1996     198,512         --              --
   Executive Vice President, Chief Technical Officer and            1995     182,646         --       1,600,000
    Office of the President                                         1994     170,697         --              --

Lawrence B. Levy (1)...........................................     1996     197,789         --              --
  Executive Vice President, Chief Financial Officer and             1995     158,509         --       1,600,000
    Office of the President                                         1994          --         --              --

John Lasseter..................................................     1996     256,203         --              --
  Vice President, Creative Development                              1995     200,463     35,000       1,600,000
                                                                    1994     149,396         --              --

William T. Reeves..............................................     1996     211,899         --              --
  Technical Director, Feature Films                                 1995     172,430         --         840,000
                                                                    1994     133,374         --              --

---------------------------

(1)   Mr. Levy joined Pixar in February 1995.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no stock options granted to the Named Officers during the fiscal year ended December 31, 1996.

OPTION EXERCISES AND HOLDINGS

         The following table sets forth, for each of the Named Officers, certain information concerning stock options exercised during fiscal 1996, and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1996. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of Pixar's Common Stock as of December 31, 1996.

                 AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND
                       FISCAL 1996 YEAR-END OPTION VALUES



                                                                  NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                    SHARES                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                                  ACQUIRED ON      VALUE       OPTIONS AT FISCAL YEAR END       FISCAL YEAR END ($)(1)
                                   EXERCISE      REALIZED     ----------------------------   ----------------------------
         NAME                         (#)           ($)       EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-------------------------------   ----------     ----------   -----------    -------------   -----------    -------------
Steven P. Jobs.................           --     $       --           --             --      $       --      $        --
Edwin E. Catmull...............      260,000      3,617,063      606,667        483,333       7,765,338        6,186,662
Lawrence B. Levy...............      105,000      1,771,125      628,334        866,666       8,042,676       11,093,325
John Lasseter..................      180,000      2,422,250      686,667        483,333       8,789,338        6,186,662
William T. Reeves..............       50,000      1,006,875      165,833         24,167       2,122,662          309,338

---------------------------
(1) Market value of underlying securities based on the closing price of Pixar's Common Stock on December 31, 1996 (the last trading day of fiscal 1996) on the Nasdaq National Market of $13.00 minus the exercise price.


EMPLOYMENT AGREEMENTS

         Pixar has employment agreements with Edwin E. Catmull and William T. Reeves that extend until the earlier of (i) the delivery of Pixar's animated feature film that has the working title Bugs, (ii) the date the Feature Film Agreement terminates or (iii) July 31, 1998. During the term of their employment agreements, Mr. Catmull and Mr. Reeves are prohibited from seeking other employment, except during the last six months of the term of the agreement, and from becoming financially interested or associated with any entity engaged in a related or competitive business. The employment agreements can be terminated by Pixar only upon the respective employee's death or disability or, subject to the consent of Disney, for cause. The employment agreements provide for a current annual salary of $214,000 for Mr. Catmull and $219,350 for Mr. Reeves, with 7% annual increases for each.

         In February 1997, Pixar entered into a new employment agreement with John Lasseter that extends until February 23, 2004. Pursuant to the agreement, Mr. Lasseter received a signing bonus of $1,250,000 and was granted additional stock options to purchase 125,000 shares of Pixar's Common Stock which vest over four years. The agreement provides for a current annual salary of $700,000 with 8% annual increases. The agreement also provides for the payment of a bonus (the "Motion Picture Bonus") based upon domestic theatrical box office gross receipts from feature-length animated motion pictures ("Feature Films") directed by Mr. Lasseter. Under the agreement, Mr. Lasseter will direct three Feature Films and has the option to direct certain sequels to Feature Films he directed if Pixar elects to produce such sequels within twelve years after the initial release of the applicable picture. During the term of the agreement, Mr. Lasseter is prohibited from accepting other employment and from becoming financially interested or associated with any entity engaged in a related or competitive business. Pixar can terminate the agreement at any time for any reason. However, if Pixar terminates Mr. Lasseter's employment without cause, Pixar must pay Mr. Lasseter (i) an amount equal to 75% of the balance of the salary Mr. Lasseter would have earned through the remainder of the term of the agreement and (ii) any portion of the

Motion Picture Bonus as and if due. In addition, the vesting of Mr. Lasseter's stock options would accelerate so that they would be exercisable in full and Mr. Lasseter could accept employment with any third party.

DIRECTOR COMPENSATION

         Directors who are not employees of Pixar receive a fee of $1,000 for each meeting attended of the Board of Directors and a fee of $1,000 for each meeting attended of a committee of the Board of Directors if such committee meeting is not held in conjunction with a meeting of the Board of Directors. All directors are reimbursed for expenses incurred in attending such meetings.

         Non-employee directors are eligible to receive option grants pursuant to Pixar's 1995 Director Option Plan (the "Director Plan") which was adopted by the Board of Directors in October 1995, approved by the shareholders in November 1995 and took effect in November 1995. A total of 200,000 shares of Common Stock has been reserved for issuance under the Director Plan. As of April 16, 1997, there were no options outstanding under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 30,000 shares of Common Stock (the "First Option") to each non-employee director who first becomes a non-employee director (other than an employee director who ceases to be an employee but remains a director) after the effective date of the Director Plan on the date on which such person first becomes a non-employee director. Beginning on the third anniversary of the date he or she became an outside director, each non-employee director will automatically be granted an option to purchase 10,000 shares of Common Stock (a "Subsequent Option") each year on the date of such anniversary, provided he or she is then a non-employee director. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-third of the shares subject to a first Option will vest one year after its date of grant and an additional one-third will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. All of the shares subject to a Subsequent Option will vest one year after the date of the option grant, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per shares of Pixar's Common Stock on the date of the grant of the option. Messrs. Brittenham, Graziano and Sonsini, all of whom are non-employee directors of Pixar, will be eligible for Subsequent Options under the Director Plan on the third anniversary of the date they became directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Pixar's Compensation Committee was formed in October 1995 and is currently composed of Messrs. Brittenham and Graziano. No interlocking relationship exists between any member of Pixar's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Pixar.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock of Pixar as of April 16, 1997 for the following: (i) each person who is known by Pixar to own beneficially more than 5% of the outstanding shares of Pixar's Common Stock; (ii) each of Pixar's directors; (iii) each of the Named Officers; and (iv) all directors and executive officers of Pixar as a group.



                                                                         NUMBER OF    PERCENT
NAME OF BENEFICIAL OWNER                                                 SHARES (1)  OF TOTAL(1)
--------------------------------------------------------------------     ----------  -----------
Steven P. Jobs......................................................     30,000,001     72.9%
    c/o Pixar
    1001 West Cutting Boulevard
    Richmond, CA 94804

Disney Enterprises, Inc. (2)........................................      2,500,100      5.9
    500 South Buena Vista Street
    Burbank, CA  91521

John Lasseter (3)...................................................      1,046,667      2.5

Edwin E. Catmull (4)................................................        855,167      2.1

Lawrence B. Levy (5)................................................        818,334      2.0

William T. Reeves (6)...............................................        740,833      1.8

Larry W. Sonsini (7)................................................         10,000       *

Skip M. Brittenham (8)..............................................         10,000       *

Joseph A. Graziano (9)..............................................         10,000       *

All directors and executive officers as a group (10 persons) (10)...     34,272,752     78.3

---------------------------
 *   Represents less than 1% of the total.

 (1) Based on 41,148,036 shares outstanding on April 16, 1997. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission ("SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of April 16, 1997 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

 (2) Includes 1,500,000 shares issuable upon exercise of warrants.

 (3) Includes 706,667 shares subject to options that are exercisable within 60 days of April 16, 1997.

 (4) Includes 406,667 shares subject to options that are exercisable within 60 days of April 16, 1997.

 (5) Includes 718,334 shares subject to options that are exercisable within 60 days of April 16, 1997.

 (6) Includes 140,833 shares subject to options that are exercisable within 60 days of April 16, 1997.

 (7) Includes 10,000 shares subject to options that are exercisable within 60 days of April 16, 1997.

 (8) Includes 10,000 shares subject to options that are exercisable within 60 days of April 16, 1997.

 (9) Includes 10,000 shares subject to options that are exercisable within 60 days of April 16, 1997.

(10) Includes 2,596,751 shares subject to options that are exercisable within 60 days of April 16, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1993, Pixar advanced $15,000 to Edwin Catmull, an executive officer of Pixar, pursuant to a promissory note that bore interest at the annual rate of 5%. The principal and accrued interest, which totaled $16,976, was repaid in August 1996.

         In May 1995, Pixar loaned $200,000 to Edwin E. Catmull, an executive officer of Pixar, for the purchase of a new principal residence pursuant to a promissory note that bore interest of 6.62%, compounded annually. The principal and accrued interest, which totaled $217,490, was repaid in August 1996.

         Pixar has engaged the law firm of Ziffren, Brittenham, Branca & Fischer ("ZBB&F") to handle certain matters. Skip M. Brittenham, a director of Pixar, is a senior partner of the firm. Pixar has also engaged the law firm of Wilson Sonsini Goodrich & Rosati ("WSGR") to handle certain legal matters. Larry W. Sonsini, a director of Pixar, is a member of the firm. Payments by Pixar to each of ZBB&F and WSGR did not exceed five percent of either law firm's respective gross revenues in the last fiscal year of either such firm.

         Pixar believes that all of the transactions set forth above were made on terms no less favorable to Pixar than could have been obtained from unaffiliated third parties. All future transactions, including loans, between Pixar and its officers, directors and principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors of the Board of Directors, and will be on terms no less favorable to Pixar than could be obtained from unaffiliated third parties.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 1997.

                                      PIXAR

                                      By:     /s/ Lawrence B. Levy
                                          -----------------------------------
                                          Lawrence B. Levy
                                          Executive Vice President and Chief
                                             Financial Officer