Form 10-Q
period 1997-03-31
PIXAR \CA\
filed 1997-05-14
CIK 1002114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

      OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

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

                                Yes ( X ) No (   )

      The number of shares outstanding of the registrant's Common Stock as of May 12, 1997 was 41,159,988.

PART I -- FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                                      PIXAR
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           March 31,       December 31,
                                                                              1997             1996
                                                                           ---------       ------------
                                                                          (Unaudited)
                                                ASSETS
Current assets:
   Cash and cash equivalents                                               $  69,829        $  44,648
   Short-term investments                                                    110,545          116,321
   Trade and other accounts receivable, net                                    3,135            4,328
   Prepaid expenses and other current assets                                     813              982
   Capitalized film production costs, current portion                            765            1,372
   Net assets from discontinued operations                                     1,280            1,469
                                                                           ---------        ---------

         Total current assets                                                186,367          169,120

Property and equipment, net                                                    6,117            4,655
Capitalized film production costs, net of current portion                     14,302            1,578
Other assets                                                                   1,987            1,588
                                                                           ---------        ---------

         Total assets                                                      $ 208,773        $ 176,941
                                                                           =========        =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $     989        $   1,060
   Income taxes payable                                                        1,510               --
   Film costs payable                                                          8,227               --
   Accrued liabilities                                                         6,374            4,740
   Unearned revenue                                                              448              337
                                                                           ---------        ---------

         Total current liabilities                                            17,548            6,137
                                                                           ---------        ---------

Commitments and contingencies

Shareholders' equity:
   Preferred stock; no par value; 5,000,000 shares authorized and no
   shares issued and outstanding                                                  --               --
   Common stock; no par value; 100,000,000 shares authorized and
   41,141,711 shares issued and outstanding                                  202,593          187,308
Unrealized loss on investments                                                  (260)             (48)
Deferred compensation                                                           (849)          (1,049)
Accumulated deficit                                                          (10,259)         (15,407)
                                                                           ---------        ---------
         Total shareholders' equity                                          191,225          170,804
                                                                           ---------        ---------
         Total liabilities and shareholders' equity                        $ 208,773        $ 176,941
                                                                           =========        =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                                      1997         1996
                                                                    --------     --------
Revenues:
   Software                                                         $  1,418     $    911
   Animation services                                                     --          785
   Film                                                                6,301           76
   Patent licensing                                                      148        6,495
                                                                    --------     --------

         Total revenues                                                7,867        8,267
                                                                    --------     --------

Cost of revenues:
   Software                                                                9           54
   Animation services                                                     --          716
   Film                                                                  558            9
                                                                    --------     --------

         Total cost of revenues                                          567          779
                                                                    --------     --------

         Gross margin                                                  7,300        7,488
                                                                    --------     --------

Operating expenses:
   Research and development                                            1,081        1,101
   Sales and marketing                                                   252          419
   General and administrative                                          1,227          988
                                                                    --------     --------

         Total operating expenses                                      2,560        2,508
                                                                    --------     --------

         Income from continuing operations                             4,740        4,980
                                                                    --------     --------

Other income, net                                                      2,135        1,868
                                                                    --------     --------

         Income from continuing operations before income taxes         6,875        6,848

Income taxes expense                                                   1,650          341
                                                                    --------     --------

         Net income from continuing operations                         5,225        6,507


Discontinued operations:

         Loss from discontinued operations (including income tax
         benefits of $24 and $12 in 1997 and 1996, respectively)         (77)        (228)
                                                                    --------     --------

         Net income                                                 $  5,148     $  6,279
                                                                    ========     ========

Shares used in computing net income per share                         47,200       47,051
                                                                    ========     ========

Net income per share from continuing operations (see Note 2)        $   0.11     $   0.14
                                                                    ========     ========

Net loss per share from discontinued operations (see Note 2)        $    (--)    $  (0.01)
                                                                    ========     ========

Net income per share (see Note 2)                                   $   0.11     $   0.13
                                                                    ========     ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                             1997         1996
                                                                           --------     --------
Cash flows from operating activities:
   Net income                                                              $  5,148     $  6,279
   Adjustments to reconcile net income to net cash
     provided by continuing operating activities:
     Discontinued operations                                                     77          228
     Amortization of deferred compensation                                      192          372
     Depreciation and amortization                                              338          122
     Amortization of capitalized film production costs                          558            9
     Credits from patent license, net of expense items                         (117)        (495)
     Changes in operating assets and liabilities:
        Trade and other accounts receivable                                   1,193         (599)
        Prepaid expenses and other current assets                               256           30
        Accounts payable                                                        (71)        (261)
        Income taxes payable                                                  1,510          329
        Film costs payable                                                       --          (76)
        Accrued liabilities                                                   1,634         (494)
        Unearned revenue                                                        172          482
                                                                           --------     --------
          Net cash provided by continuing operations                         10,890        5,926
          Net cash provided by (used in) discontinued operations                112         (228)
                                                                           --------     --------
          Net cash provided by operating activities                          11,002        5,698
                                                                           --------     --------

Cash flows from investing activities:
   Purchase of property and equipment                                        (1,831)        (183)
   Maturities of investments in short-term securities                        29,585        4,930
   Purchases of short-term securities, net of unrealized losses             (24,021)     (19,001)
   Capitalized film production costs                                         (4,440)         (43)
   Change in other assets                                                      (399)         (10)
                                                                           --------     --------
     Net cash used in investing activities                                   (1,106)     (14,307)
                                                                           --------     --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock and warrants, net              14,896           --
   Repayment of note payable to shareholder                                      --       (2,373)
   Proceeds from exercised  stock options                                       389           --
                                                                           --------     --------
     Net cash provided by (used in) financing activities                     15,285       (2,373)
                                                                           --------     --------

Net increase (decrease) in cash and cash equivalents                         25,181      (10,982)
Cash and cash equivalents at beginning of period                             44,648       97,286
                                                                           --------     --------
Cash and cash equivalents at end of period                                 $ 69,829     $ 86,304
                                                                           ========     ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes                           $     --     $     25
                                                                           ========     ========
Supplemental disclosure of non-cash investing and financing activities:
    Credits from patent license                                            $    148     $    495
                                                                           ========     ========
    Non-cash film production costs capitalized                             $  8,235     $     17
                                                                           ========     ========
    Unrealized gain (loss) on investments                                  $    212     $    (60)
                                                                           ========     ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR

                          NOTES TO FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Pixar's financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, including notes thereto, incorporated by reference into Pixar's Annual Report on Form 10-K for the year ended December 31, 1996.

    The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the current year or any other period.

    Certain amounts reported in previous periods have been reclassified to conform to the 1997 financial statement presentation.

(2) NET INCOME PER SHARE

    Net income per share is computed using net income from continuing operations, and net loss from discontinued operations, and is based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive).

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities, such as options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects basic EPS for profitable periods will be higher than primary EPS as presented in the accompanying financial statements and diluted EPS for profitable periods will not differ materially from primary EPS as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

(3) PATENT LICENSING ARRANGEMENTS

    In March 1996, Pixar delivered all rights to utilize certain technology underlying a patent license to Silicon Graphics, Inc. (SGI), and received a non-refundable fixed-fee payment of $6.0 million in cash and $5.0 million in the form of credits for products to be purchased from SGI by Pixar over four years. Following the release of the rights to utilize the patents to SGI, Pixar maintained no significant vendor obligations to the licensee; therefore, as of March 31, 1996, the Company recognized as revenue the fixed and determinable amounts of the $6.0 million cash payment received, plus $495,000 which represented that portion of the credits Pixar expected to use in the following twelve months. For the period ended March 31, 1997, revenue of $148,000 was recognized representing credits used by Pixar during that period. Since March 1996, Pixar has used a total of $3.3 million worth of credits, with $1.7 million of credits remaining which may be used over the next three years.

(4) FEATURE FILM PRODUCTION AND CO-PRODUCTION AGREEMENT

      FEATURE FILM AGREEMENT

    In 1991, Pixar entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney") to develop and produce up to three computer animated feature films (the Feature Film Agreement). The first feature film, Toy Story, was in production as of December 31, 1994 and released in November 1995. Under the Feature Film Agreement Pixar is entitled to receive compensation based on the revenue from the distribution of animated feature films and related products, and recognized revenues on Toy Story of $76,000 and $6.3 million for the three months ended March 31, 1996 and March 31, 1997, respectively, for a total of $25.1 million since the film's release.

    Pixar incurred film production costs that were reimbursed by Disney, inclusive of salaries and overhead. All payments to Pixar from Disney for costs of feature film production were recorded as cost reimbursements; accordingly, no revenues were recorded for such reimbursements; rather, Pixar netted the reimbursements against the related costs.

      CO-PRODUCTION AGREEMENT

    On February 24, 1997, Pixar and Disney entered into a co-production agreement (Co-Production Agreement) which will now govern the second and third feature films, three additional films, sequels, and other derivative works. The second and third feature films, and a made-for-home video sequel to Toy Story, were in development as of March 31, 1997. Under the Co-Production Agreement, Pixar, on an exclusive basis, will produce five computer animated feature-length theatrical motion pictures (the Pictures) for distribution by Disney over approximately the next ten years. Pixar and Disney will co-own and co-brand the Pictures and co-finance the production costs. Pixar and Disney will share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. The first Picture under the Co-Production Agreement is A Bug's Life. The Co-Production Agreement also contemplates that with respect to interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products.

(5) DISCONTINUED OPERATIONS

    In 1996, Pixar entered into an agreement with Disney to develop and produce up to three interactive CD-ROM titles based on Toy Story. Disney paid Pixar development fees for development of two CD-ROM titles and Pixar is entitled to receive a per-unit royalty on sales of these titles after a certain minimum number of units has been sold. Amounts required to develop the titles in excess of the development fees were funded by Pixar unless Disney agreed to provide additional fees.

    Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and redirect the approximately 60 employees in this division to film and related projects within Pixar. Net losses from the CD-ROM division were $77,000 and $228,000 during the three months ended March 31, 1997 and 1996, respectively. No gain or loss has been recorded for the anticipated discontinuance of the CD-ROM division since the Company anticipates future royalty income will exceed future expenses. Net assets of the discontinued operations of $1.3 million and $1.5 million at March 31, 1997 and December 31, 1996, respectively, primarily consist of reimbursements and royalties receivable from Disney.

(6) SOFTWARE DEVELOPMENT COSTS

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

(7) COMMON STOCK TRANSACTIONS

    In connection with the Co-Production Agreement, Pixar sold to Disney 1,000,000 shares of the Company's Common Stock which Disney has agreed to hold for at least three years. Pixar also granted two warrants to Disney: one warrant to purchase 750,000 shares of Common Stock at an exercise price of $20 per share, and another warrant to purchase 750,000 shares of Common Stock at $25 per share. Pixar granted certain registration rights for the shares issuable upon exercise of the warrants. Gross proceeds on the transactions were $15.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in the Form 10-K (as defined below) under "Certain Factors Affecting Business, Operating Results and Financial Condition" on pages 15 through 26, as well as those noted in the documents incorporated therein by reference. Particular attention should be paid to the cautionary language in the Form 10-K entitled "Certain Factors Affecting Business, Operating Results and Financial Condition--Anticipated Decline in Operating Results in 1997 and Net Losses in 1998," "--Dependence on Toy Story, Bugs and Toy Story Video Sequel," "--Liquidity Risks," "--Scheduled Concurrent Release of Films; Management of Growth" and "--Risks Associated With Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

    The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"). The following discussion should be read in conjunction with the sections entitled "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. In particular, the factors set forth below in "Factors Affecting Operating Results and Financial Condition" could affect the Company's operating results and financial condition.

NEW AGREEMENT WITH DISNEY

    On February 24, 1997, Pixar and Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney") entered into a co-production agreement (the "Co-Production Agreement") pursuant to which Pixar, on an exclusive basis, will produce five computer animated feature-length theatrical motion pictures (the "Pictures"), for distribution by Disney over approximately the next ten years. Pixar and Disney will co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Disney and Pixar have agreed that the first Picture under the Co-Production Agreement is the Picture with the working title "A Bug's Life". The Co-Production Agreement also contemplates that with respect to interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. Disney and Pixar have announced their intention to produce a made-for-home-video sequel to Toy Story (the "Toy Story Video Sequel"), and Pixar has already begun work on the production under the terms of the Co-Production Agreement. Pixar will not share in any theme park revenues generated as a result of the Pictures. Pixar does not expect to receive revenues under the Co-Production Agreement from either A Bug's Life nor the Toy Story Video Sequel until 1999 at the earliest.

    In May 1991, Pixar entered into a feature film agreement (the "Feature Film Agreement") with Disney, pursuant to which Toy Story and the Toy Story home video were developed, produced and distributed. The Feature Film Agreement was largely superseded by the Co-Production Agreement above. However, the Feature Film Agreement remains in effect with respect to Pixar's financial participation in Toy Story and related products.

RESULTS OF OPERATIONS

    REVENUES

    Total revenues decreased 5% to $7.9 million in the three months ended March 31, 1997 from $8.3 million in the same period of the prior year. This decrease was primarily due to one-time patent licensing revenues of $6.5 million in the three months ended March 31, 1996, largely offset by an increase of $6.2 million of film revenue received in the three months ended March 31, 1997.

    Software revenues consist mainly of software license revenue, principally from RenderMan. Software revenues increased 56% to $1.4 million in the three months ended March 31, 1997 from $911,000 in the prior year period. The increase in software revenues resulted from a general increase in the number of RenderMan software licenses sold, somewhat offset by a decline in revenue from prepackaged software products other than RenderMan. Due to Pixar's focus on content creation for animated feature films and related products, Pixar expects that revenue derived from software licenses may decline. All historical and future royalty income associated with Pixar's discontinued CD-ROM division is now and will continue to be excluded from software revenue and presented in results of discontinued operations. See "Loss From Discontinued Operations."

    Animation services revenues of $785,000 in the three months ended March 31, 1996 include revenue generated from animated television commercials. In July 1996, Pixar announced plans to substantially discontinue its production of television commercials for third parties and to redirect the talent in its television commercial group to animated feature films and related products. Pixar expects some ongoing activity in the animation services area primarily due to projects related to Pixar's films. Pixar may even devote more resources to the animation services group as a result of potential opportunities arising from the Co-Production Agreement. However, due to the uncertain timing and frequency of such projects, Pixar expects that revenue in this area will vary significantly from quarter to quarter. There are likely to be individual quarters, or possibly even prolonged periods of time, in which Pixar generates no animation services revenue, as occurred in the three months ended March 31, 1997.

    Film revenues increased to $6.3 million in the three months ended March 31, 1997 from $76,000 in the prior year period. First quarter 1997 film revenues represent Pixar's share of Toy Story home video revenues as determined under the original Feature Film Agreement. While the Toy Story home video was released in October 1996, due to the one quarter delay between the time Disney receives Toy Story revenues and the time Disney pays Pixar its portion of these revenues, Pixar's share of Toy Story home video revenues did not begin until the first quarter of 1997. Pixar continues to expect revenues from the Toy Story home video through the second quarter of 1997. However, since the Toy Story home video is the last major release window for Toy Story, and since Pixar's next feature film is not targeted for release until the end of 1998 at the earliest, Pixar's revenue and earnings will likely decrease in subsequent periods as compared to 1996.

    Patent licensing revenues of $148,000 in the three months ended March
31, 1997 and $6.5 million in the same period of the prior year were attributable to a patent license with Silicon Graphics, Inc. ("SGI"), whereby Pixar granted to SGI and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, SGI agreed to pay Pixar total compensation of $11.0 million, of which $6.0 million was paid in cash in March 1996 and $5.0 million is to be paid in the form of purchase credits for SGI hardware and software through the year 2000. Recognition of the $5.0 million in credits depends upon purchases of the hardware and software to be obtained from SGI in lieu of payment. In the three months ended March 31, 1996, Pixar recognized the $6.0 million cash payment from Silicon Graphics, and $495,000 representing that portion of the $5.0 million in hardware and software credits Pixar expected to use in the following twelve months. In the three months ended March 31, 1997, revenue of $148,000 was recognized representing credits used during that period, and Pixar has remaining credits of $1.7 million to be recognized as revenue in future periods as hardware and software credits are used.

    In the three months ended March 31, 1996, Silicon Graphics accounted for 79% of Pixar's total revenues. Disney accounted for 88% of Pixar's total revenues in the three months ended March 31, 1997. Revenues from Disney consisted of film and software revenues. Pixar expects to continue to be dependent upon Disney for at least a majority of its revenue. The revenues from SGI were attributable to a one-time patent license, and Pixar expects that similar levels of patent licensing revenue will not be generated on an ongoing basis.

    COST OF REVENUES

    Cost of software revenues consists of the direct costs and manufacturing overhead required to reproduce and package software products. Cost of software revenues as a percentage of the related revenues decreased to 1% in the three months ended March 31, 1997 from 6% in the prior year period due to increased licensing of RenderMan in the first quarter of 1997, which carries a higher gross margin than other software products. Cost of software revenues includes no amortization of capitalized software development expenses.

      Cost of animation services revenues consists of production costs, which include salaries and benefits and, to a lesser extent, facility expenses and department overhead costs. Costs of animation services revenues as a percentage of related revenues was 91% in the three months ended March 31, 1996. The Company decided in July 1996 to phase out the production of television commercials which have lower overall profitability, and now plans to focus on other short term animation projects related to its feature films. During the three months ended March 31, 1997, there was no animation services revenue nor related cost.

      Cost of film revenues represent amortization of film costs capitalized by Pixar. See "Capitalized Film Production Costs." Cost of film revenues as a percentage of the related revenues was 9% for the three months ended March 31, 1997, as compared to 12% for the three months ended March 31, 1996.

      There were no costs of revenue associated with patent licensing revenues, which resulted in an unusually high overall gross margin for the three months ended March 31, 1996.

      OPERATING EXPENSES

      While Pixar has continued to increase its spending levels, total operating expenses for the three months ended March 31, 1997 were only slightly higher than in the prior year for two primary reasons. First, operating expenses associated with the CD-ROM business are now included in discontinued operations. Second, as a result of the Co-Production Agreement, Disney pays half of total film production costs, which include allocations of Pixar's operating expenses that benefit the productions, such as research and development and certain general and administrative expenses. The result is that Pixar's operating expenses are now partially funded by Disney.

      Pixar intends to continue to increase its spending levels in a number of areas. First, as a result of intense competition for animators, Pixar has had to pay higher salaries to attract new creative personnel and technical directors. Pixar continues to expect compensation for such new and existing personnel to continue to increase substantially. In the three months ended March 31, 1997, Pixar expanded its administrative staff and facilities, expanded other operations, and incurred significant costs related to being a public company. Pixar expects continued growth in operating expenses in these areas. To the extent that such expenses are not capitalized by Pixar, nor allocated to and paid for by Disney under the Co-Production Agreement, and precede or are not subsequently followed by an increase in revenues, Pixar's business, operating results and financial condition will be materially adversely affected.

      Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product, for Pixar's proprietary Marionette and Ringmaster software and for certain other unreimbursed projects. Research and development expenses remained flat at $1.1 million for the three months ended March 31, 1996 and 1997. This reflects increased personnel offset by recovery of certain research and development costs that were reimbursed by Disney under the Co-Production Agreement. In addition, expenses related to the CD-ROM division are now excluded from research and development and classified in discontinued operations. To date, all software development costs have been expensed as incurred.

      Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support the software segment. Sales and marketing expenses decreased 40% to $252,000 in the three months ended March 31, 1997 from $419,000 in the same period of the prior year due to discontinued marketing efforts in television commercials and in prepackaged software other than RenderMan. Pixar expects that marketing expenses may increase in absolute dollars in future periods, particularly in the areas of corporate marketing and public relations.

      General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased 24% to $1.2 million in the three months ended March 31, 1997 from $988,000 in the same period of the prior year. The increase was primarily due to increased staffing, increased professional fees associated with the protection of intellectual property and increased costs associated with being a public company (such as expenses related to directors' and officers' insurance and increased professional fees). Growth in these costs is partially offset by the recovery of certain general and administrative costs reimbursed by Disney under the Co-Production Agreement. Pixar continues to expect general and administrative expenses to increase in absolute dollars in future periods as Pixar incurs additional costs to expand its administrative staff and facilities.

      OTHER INCOME (EXPENSE), NET

      Other income, net was $2.1 million and $1.9 million in the three months ended March 31, 1997 and 1996, respectively, consisting primarily of interest income on investments of the net proceeds from Pixar's initial public offering of common stock in November 1995.

      INCOME TAXES

      Income tax expense for the three months ended March 31, 1997 reflects Pixar's federal and state income tax liability after utilization of available federal net operating loss carryforwards and federal and state tax credits. Income taxes increased in the three months ended March 31, 1997 due to expected full utilization of net operating loss carryforwards.

      LOSS FROM DISCONTINUED OPERATIONS

      After the Co-Production Agreement was executed in February 1997, Pixar evaluated the merits of staying in the business of producing CD-ROM products and compared those opportunities with opportunities in film and other potential projects under the Co-Production Agreement. Management determined that, despite the fact that Pixar's first CD-ROM titles were successful on relative terms, the resources currently devoted to its interactive products division would be better allocated to other projects arising from the Co-Production Agreement which Pixar believes will have greater potential than the CD-ROM titles, such as theatrical films, home video sequels and short animation projects. Moreover, the CD-ROM and interactive product market is not growing as fast as expected, the production costs of such products are increasing and one project under negotiation with a third party was canceled. For these reasons, Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and redirect the approximately 60 employees in this division to film and related projects within Pixar. Because the CD-ROM business previously represented an ongoing potential source of revenue, this decision is expected to have a material adverse impact on Pixar's future revenues and results of operations in the future.

      Losses from the discontinued operations of its CD-ROM division were $77,000 and $228,000, net of tax, in the three months ended March 31, 1997 and respectively. The decrease in the loss in the first quarter of 1997 as compared to the loss in the first quarter of 1996 was due primarily to royalty income of $506,000 received in the three months ended March 31, 1997, which partially offset net costs of $583,000. No royalty income was received in the same period of the prior year. No gain or loss has been recorded for the anticipated discontinuance of the CD-ROM division since the Company anticipates future royalty income will exceed future expenses.


FACTORS AFFECTING OPERATING RESULTS AND FINANCIAL CONDITION

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

           REDUCED CD-ROM ROYALTIES

      Pixar also expects to receive less CD-ROM royalty income in 1997 and 1998 than was previously anticipated. Although its first two CD-ROM products were successful on relative terms, Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products in favor of other opportunities arising, in part, as a result of entering into the Co-Production Agreement. This decision is expected to have a material adverse impact on Pixar's operating results in 1997 and 1998. Pixar will not recognize any CD-ROM income in 1997 or 1998, other than royalty income attributable to the two Toy Story CD-ROM products, and may incur carrying costs associated with the approximately 60 employees currently assigned to the interactive products division. Pixar has reassigned most of these employees to Picture productions and other departments within Pixar.

           TIMING OF A BUG'S LIFE AND TOY STORY VIDEO SEQUEL RELEASES

      A Bug's Life is not expected to be released until the end of 1998 at the earliest, and attributable revenue is not expected to be recognized until after all costs have been recovered. Recovery of all costs depends on many factors and may not occur until six to twelve months after its release at the earliest, ensuring that Pixar will not recognize any revenue from A Bug's Life until the second half of 1999 at the earliest. The Toy Story Video Sequel is currently targeted for release in the second half of 1998, but its release date could change for a number of reasons. First, Pixar may be unable, for technical or other reasons, to complete the production of the Toy Story Video Sequel in time for its scheduled release in the second half of 1998. Second, even if completed, Disney and Pixar may choose to delay release of the Toy Story Video Sequel until the 1998 holiday season or thereafter. Depending on the timing of receipt of revenues by Disney, Pixar may not recognize revenue from the Toy Story Video Sequel until three to six months after its release at the earliest, meaning that if the Toy Story Video Sequel were released in late 1998 or thereafter, Pixar would not recognize any revenue from the Toy Story Video Sequel until 1999 at the earliest. Third, it is possible that the Toy Story Video Sequel could be released to the theaters instead of as a made-for-home video. In such event, Pixar would not expect to recognize any revenue until six to twelve months after the theatrical release, with the result that Pixar would not recognize any revenue from such film until 1999, even if released to the theaters in the second half of 1998.

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

           INCREASE IN OPERATING EXPENSES

      In 1996, Pixar significantly increased its operating expenses, and Pixar plans to continue to increase its operating expenses to fund greater levels of research and development and to expand operations. Specifically, Pixar expects its spending levels to increase significantly due to continued investment in proprietary software systems, increased compensation costs as a result of intense competition for animators, creative personnel and technical directors and increased costs associated with the expansion of its facilities. To the extent that such expenses are not capitalized by Pixar nor allocated to and paid for by Disney, Pixar's operating expenses would significantly increase in 1997 and 1998. Finally, Pixar expects its tax rate to increase in 1997 and future years as the result of utilization of net operating losses in 1996.

           IMPACT ON OPERATING RESULTS

      As a result of the above factors, the only substantial revenue expected to be recognized in 1997 will be from the Toy Story home video, and substantially all of that will be recognized in the first and second quarters. Further, unless the Toy Story Video Sequel is released early in the second half of 1998 and is an extraordinary success on relative terms, Pixar will not recognize substantial revenue in 1998. At the same time, Pixar's operating expenses may increase in 1997 and 1998, even after giving effect to capitalization of film production costs and allocation of certain operating expenses to Disney under the Co-Production Agreement. Therefore, Pixar expects revenue and operating results in the third and fourth quarters of 1997 to decline substantially from the first and second quarters of 1997 and from the same quarters of 1996. It is possible that Pixar could even incur operating and net losses in each of the last two quarters of 1997. Pixar also expects to incur operating and net losses in each of the first three quarters of 1998 and, unless the Toy Story Video Sequel is released early in the second half of 1998, the fourth quarter of 1998 and for the year ending December 31, 1998.

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

      DEPENDENCE ON TOY STORY, A BUG'S LIFE AND TOY STORY VIDEO SEQUEL

           DEPENDENCE ON TOY STORY

      For at least 1997, Pixar's revenue and operating results will be almost entirely dependent upon the success of Toy Story home video and the CD-ROM products related to Toy Story. Under the Feature Film Agreement, even though Toy Story grossed more than $350 million worldwide in box office receipts, Pixar's compensation from these receipts (approximately $25.1 million) was relatively small compared to that of Disney. Pixar expects to recognize substantially all of the Toy Story home video revenue in the first two quarters of 1997 and little revenue thereafter. The amount of compensation payable to Pixar from the Toy Story home video is governed by the prior Feature Film Agreement, pursuant to which Pixar's compensation rate for home videos is less than it was for theatrical exhibitions of Toy Story. Pixar also expects limited royalty income from its Toy Story CD-ROM products in 1997 and little or no income from such products in 1998. Otherwise, Pixar expects little or no revenue in 1997 and 1998 from Toy Story or related products. Because A Bug's Life and the Toy Story Video Sequel are not expected to be released until the end of 1998, all other revenues in the last half of 1997 and 1998 will be primarily dependent upon Pixar's other businesses, from which Pixar expects limited revenue.

           DEPENDENCE ON A BUG'S LIFE AND TOY STORY VIDEO SEQUEL

      Beyond 1998, Pixar expects to be significantly dependent upon the success of A Bug's Life and the Toy Story Video Sequel (the "Current Projects") and related products. Although creative development on each of the Current Projects has begun, the Toy Story Video Sequel is not expected to be released any earlier than the last half of 1998, and A Bug's Life is not expected to be released any earlier than the end of 1998. There can be no assurance that either of the Current Projects will be successfully created, developed and released when scheduled or thereafter. In addition, given the escalation in compensation rates of people required to work on the Current Projects, the number of people required to work on the Current Projects, and the equipment needs, the budget for the Current Projects and subsequent films and related products will be substantially greater than the budget for Toy Story and will be financed equally by Pixar and Disney under the Co-Production Agreement. There can be no assurance that Pixar will not experience difficulties that could delay or prevent the successful development or production of either of the Current Projects or subsequent animated feature films or related products. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, Pixar's business, operating results and financial condition will be materially adversely affected.

      RISKS ASSOCIATED WITH A BUG'S LIFE. Under the Co-Production Agreement, Pixar shares the production costs of A Bug's Life as well as a portion of the receipts. These costs will initially be capitalized as film production costs under SFAS No. 53 and then be amortized over A Bug's Life's expected revenue stream when revenue is recognized. If A Bug's Life is not an extraordinary box office success similar to Toy Story, the amount of revenue recognized will not be significant, and the capitalized production costs will have to be amortized in large amounts over a limited number of quarters, resulting in significant costs of film revenue in those quarters and, potentially, significant quarterly operating and net losses. Animated feature films that become extraordinary box office successes are rare. Pixar believes, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only two movies generated domestic box office revenues greater than Toy Story, and both of those films were produced and distributed solely by Disney. During at least the last five years, Pixar believes that there has been no fully animated feature film (other than Toy Story) produced or developed by a studio other than Disney that has achieved more than $25 million in domestic box office revenues. While A Bug's Life will be co-financed, promoted and marketed by Disney, it will have a different look, theme and musical style than Disney's other recent animated films (except for Toy Story), and there can be no assurance that it will have the same audience appeal as Disney's other animated films. For example, The Nightmare Before Christmas, released in 1993, was an animated feature film with a different appearance than traditional, hand drawn cel animated feature films such as Beauty and the Beast, The Lion King, Aladdin, Pocahontas and The Hunchback of Notre Dame and did not experience the same box office returns as those films. As a result, even if released, A Bug's Life and related products may not generate significant revenue and operating results for Pixar, even if A Bug's Life is critically acclaimed and achieves substantial, but not extraordinary, box office success.

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

      LIQUIDITY RISKS

      Pursuant to the Co-Production Agreement, Pixar will co-finance the next five animated feature films which it produces, including A Bug's Life and the second theatrical film being developed under the Co-Production Agreement (the "Second Theatrical Film"), and will also co-finance the Toy Story Video Sequel. In the future, Pixar may co-finance other derivative works such as theatrical sequels, interactive products and television productions. As Pixar does not expect to generate substantial, if any, cash from operations in 1997 and 1998, the production costs of A Bug's Life, the Second Theatrical Film and the Toy Story Video Sequel are expected to have a material adverse impact on Pixar's cash and short-term investment balances. As of March 31, 1997, Pixar had approximately $180.4 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the production costs of A Bug's Life, the Second Theatrical Film and the Toy Story Video Sequel, until Pixar begins receiving cash from the release of these films (which is generally not expected to occur until 1999). However, even if these films generate cash, unless each is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar will be required to seek financing for its ongoing commitments under the Co-Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the expansion of its facilities. The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.

CAPITALIZED FILM PRODUCTION COSTS

      Although Disney funded the entire production of Toy Story, Pixar contractually guaranteed certain of the film budget overages and was liable to Disney for these amounts under the Feature Film Agreement. Because these are "production costs" under Statement of Financial Accounting Standards (SFAS) No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," the costs were capitalized and amortized against film revenue. In the three months ended March 31, 1997, $558,000 of these costs were amortized against film revenues. As of March 31, 1997, Pixar had approximately $15.1 million of capitalized film production costs, consisting primarily of costs related to films co-financed by Pixar under the Co-Production Agreement, but not yet released, and $911,000 related to Toy Story.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and short-term investments increased $19.4 million to $180.4 million at March 31, 1997 from $161 million at December 31, 1996. Working capital increased $5.8 million to $168.8 million at March 31, 1997 from $162.9 million at December 31, 1996.

      Net cash provided by operations in the three months ended March 31, 1997 was primarily attributable to cash received from film and other operations. Net cash used in investing activities was due primarily to the funding of film production costs of $4.4 million. Net cash provided by financing activities was due primarily to $14.9 million of net proceeds from issuance of common stock and warrants to Disney.

      In May 1997, Pixar exercised its option (which option Pixar purchased in 1996) and paid $5.8 million to purchase land to build a new studio facility. To construct the facility, Pixar currently expects to incur capital expenditures of more than $10 million in 1997 and more than $12 million in 1998. Pixar may choose to use its existing cash resources for such expenditures or to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

      As of March 31, 1997, Pixar's principal source of liquidity was approximately $180.4 million in cash and short-term investments. Pixar believes that these funds together with cash flows expected to be generated from operations will be sufficient to meet the Company's operating requirements through the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy Pixar's liquidity requirements, Pixar may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to Pixar's shareholders. There can be no assurance that financing will be available to Pixar in an amount and on terms acceptable to Pixar.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

      In March 1997, in connection with entering into the Co-Production Agreement, Pixar sold to Disney (i) 1,000,000 shares of Common Stock and (ii) two warrants, each exercisable for five years: one warrant to purchase 750,000 shares of Common Stock at an exercise price of $20.00 per share and another warrant to purchase 750,000 shares of Common Stock at an exercise price of $25.00 per share. Pixar received gross proceeds of $15.0 million from Disney. The issuance of the Common Stock and warrants was not registered under the Securities Act of 1933, as amended (the "Securities Act"), and was deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Disney represented its intention to acquire the securities for investment only and had adequate access, through its relationship with Pixar, to information about Pixar.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               11.1 Statement of Computation of Net Income Per Share.


               27.1 Financial Data Schedule.

         (b)   REPORTS ON FORM 8-K

               No reports on Form 8-K were filed by Pixar during the quarter ended March 31, 1997.

ITEMS 1, 3, 4 AND 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PIXAR

Date: May 14, 1997                      By: /s/ Lawrence B. Levy
      -----------------------------         ------------------------------------
                                                Lawrence B. Levy,
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer and Duly
                                                Authorized Officer)

                                 EXHIBIT INDEX

    Exhibit
      No.                          Description
    -------                        -----------
      11.1                    Statement of Computation Of Net Income Per Share

      27.1                    Financial Data Schedule