Form 10-Q
period 1997-06-30
PIXAR \CA\
filed 1997-08-14
CIK 1002114

\                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________

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

                                             Yes ( X ) No ( )

The number of shares outstanding of the registrant's Common Stock as of August 7, 1997 was 41,753,138

PART I -- FINANCIAL INFORMATION

        ITEM 1.FINANCIAL STATEMENTS

                                      PIXAR
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   June 30,        December 31,
                                                                     1997              1996
                                                                 ------------      ------------
                                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and short-term investments                             $    178,779      $    160,969
     Trade and other accounts receivable, net                           3,016             4,328
     Capitalized film production costs, current portion                   121             1,372
     Prepaid expenses and other current assets                            619               982
     Net assets from discontinued operations (see Note 5)                 297             1,469
                                                                 ------------      ------------

          Total current assets                                        182,832           169,120

Property and equipment, net                                            17,911             4,655
Capitalized film production costs, net of current portion              19,512             1,578
Other assets                                                              129             1,588
                                                                 ------------      ------------

          Total assets                                           $    220,384      $    176,941
                                                                 ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $      1,717      $      1,060
     Income taxes payable                                               4,826              --
     Film costs payable                                                 7,500              --
     Accrued liabilities                                                5,147             4,740
     Unearned revenue                                                     535               337
                                                                 ------------      ------------

          Total current liabilities                                    19,725             6,137
                                                                 ------------      ------------

Commitments and contingencies

Shareholders' equity:
Preferred stock; no par value; 5,000,000 shares
  authorized and no shares issued and outstanding                        --                --
Common stock; no par value; 100,000,000 shares authorized
  and 41,464,542 shares issued and outstanding                        202,699           187,308
Other adjustments                                                        (710)           (1,097)
Accumulated deficit                                                    (1,330)          (15,407)
                                                                 ------------      ------------
          Total shareholders' equity                                  200,659           170,804
                                                                 ------------      ------------

                 Total liabilities and shareholders' equity      $    220,384      $    176,941
                                                                 ============      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                     1997         1996         1997          1996
                                                   --------     --------     --------      --------
Revenues:
     Software                                      $  1,060     $    722     $  2,478      $  1,633
     Animation services                                 269          799          269         1,584
     Film                                            11,596        5,000       17,897         5,076
     Patent licensing                                 1,451          396        1,599         6,891
                                                   --------     --------     --------      --------
             Total revenues                          14,376        6,917       22,243        15,184
                                                   --------     --------     --------      --------

Cost of revenues:
     Software                                            14            7           22            61
     Animation services                                 174          785          174         1,501
     Film                                               769          414        1,327           423
                                                   --------     --------     --------      --------
             Total cost of revenues                     957        1,206        1,523         1,985
                                                   --------     --------     --------      --------

     Gross margin                                    13,419        5,711       20,720        13,199
                                                   --------     --------     --------      --------

Operating expenses:
     Research and development                         1,427        1,209        2,508         2,310
     Sales and marketing                                353          600          605         1,019
     General and administrative                       1,026        1,068        2,253         2,056
                                                   --------     --------     --------      --------
             Total operating expenses                 2,806        2,877        5,366         5,385
                                                   --------     --------     --------      --------

     Income  from continuing operations              10,613        2,834       15,354         7,814

Other income, net                                     1,912        1,922        4,046         3,790
                                                   --------     --------     --------      --------

Income from continuing operations before
  income taxes                                       12,525        4,756       19,400        11,604
Income tax expense                                    3,596          239        5,246           580
                                                   --------     --------     --------      --------
     Net income from continuing operations            8,929        4,517       14,154        11,024
                                                   --------     --------     --------      --------

Discontinued operations:
     Income (loss) from discontinued
       operations (see Note 5)                           --          273          (77)           45
                                                   --------     --------     --------      --------
           Net income                              $  8,929     $  4,790     $ 14,077      $ 11,069
                                                   ========     ========     ========      ========
Shares used in computing net income per share        48,020       47,002       47,553        47,028
                                                   ========     ========     ========      ========

Net income per share from continuing
  operations (see Note 2)                          $   0.19     $   0.09     $   0.30      $   0.24
                                                   --------     --------     --------      --------
Net income (loss) per share from  discontinued
  operations (see Note 2)                          $     --     $   0.01     $     --      $     --
                                                   --------     --------     --------      --------

Net income per share (see Note 2)                  $   0.19     $   0.10     $   0.30      $   0.24
                                                   ========     ========     ========      ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                               1997          1996
                                                                             --------      --------
Cash flows from operating activities:
   Net income                                                                $ 14,077      $ 11,069
   Adjustments to reconcile net income to net cash
        provided by continuing operating activities:
      Discontinued operations                                                      77           (45)
      Amortization of deferred compensation                                       365           704
      Non-cash revenue attributable to film overbudget                             --        (2,324)
      Depreciation and amortization                                               887           251
      Loss on disposition of property and equipment                               423            --
      Amortization of capitalized film production costs                         1,327           423
      Credits from patent license, net of expense items                        (1,491)         (891)
      Changes in operating assets and liabilities:
          Trade and other accounts receivable                                   1,312        (3,385)
          Prepaid expenses and other current assets                               450          (145)
          Accounts payable                                                        657          (318)
          Income taxes payable                                                  4,826           295
          Accrued liabilities                                                     407            41
          Unearned revenue                                                        259           366
                                                                             --------      --------
            Net cash provided by continuing operations                         23,576         6,041
            Net cash provided by discontinued operations                        1,095            45
                                                                             --------      --------
            Net cash provided by operating activities                          24,671         6,086
                                                                             --------      --------

Cash flows from investing activities:
   Purchase of property and equipment                                         (11,690)         (276)
   Maturities of investments in short-term securities                          56,422        42,032
   Purchases of short-term securities, net of unrealized losses               (56,276)      (76,999)
   Capitalized film production costs                                          (10,497)         (475)
   Change in other assets                                                         (74)         (374)
                                                                             --------      --------
      Net cash used in investing activities                                   (22,115)      (36,092)
                                                                             --------      --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock and warrants, net                14,885            --
   Repayment of note payable to shareholder                                        --        (2,373)
   Proceeds from exercised  stock options                                         506            36
                                                                             --------      --------
      Net cash provided by (used in) financing activities                      15,391        (2,337)
                                                                             --------      --------
Net increase (decrease) in cash and cash equivalents                           17,947       (32,343)
Cash and cash equivalents at beginning of period                               44,648        97,286
                                                                             --------      ========
Cash and cash equivalents at end of period                                   $ 62,595      $ 64,943
                                                                             ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                            $    280      $    305
                                                                             ========      ========
 Supplemental disclosure of non-cash investing and financing activities:
     Credits from patent license                                             $  1,599      $    891
                                                                             ========      ========
     Film overbudget reductions                                              $     --      $  3,324
                                                                             ========      ========
     Non-cash film production costs capitalized                              $  7,514      $     27
                                                                             ========      ========
     Unrealized gain (loss) on investments                                   $     (9)     $   (150)
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

     The results of operations for the three- and six-month periods ended June 30, 1997, are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 1997 financial statement presentation.

(2)  NET INCOME PER SHARE

     Net income per share is computed using net income from continuing operations, and net income (loss) from discontinued operations, and is based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive).

     The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities, such as options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects basic EPS for profitable periods will be higher than primary EPS as presented in the accompanying financial statements and diluted EPS for profitable periods will not differ materially from primary EPS as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

(3)  PATENT LICENSING ARRANGEMENTS

     In March 1996, Pixar delivered all rights to utilize certain technology underlying a patent license to Silicon Graphics, Inc. (SGI), and received a non-refundable fixed-fee payment of $6.0 million in cash and $5.0 million in the form of credits for products to be purchased from SGI by Pixar over four years. Following the release of the rights to utilize the patents to SGI, Pixar maintained no significant vendor obligations to the licensee; therefore, as of June 30, 1996, the Company recognized as revenue the fixed and determinable amounts of the $6.0 million cash payment received, plus $891,000 which represented that portion of the credits Pixar had used through June 30, 1996. For the six months ended June 30, 1997, revenue of $1.6 million was recognized representing credits used by Pixar during that period. Since March 1996, Pixar has used a total of $4.7 million worth of credits, with $270,000 of credits remaining which are expected to be used during 1997.

(4)  FEATURE FILM PRODUCTION AND CO-PRODUCTION AGREEMENT

          FEATURE FILM AGREEMENT

     In 1991, Pixar entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney") to develop and produce up to three computer animated feature films (the Feature Film Agreement). The first feature film, Toy Story, was released in November 1995. Under the Feature Film Agreement Pixar is entitled to receive compensation based on the revenue from the distribution of animated feature films and related products, and recognized revenues on Toy Story of $5.1 million and $17.9 million for the six months ended June 30, 1996 and 1997, respectively, for a total of $36.7 million since the film's release.

     Pixar incurred film production costs that were reimbursed by Disney, inclusive of salaries and overhead. All payments to Pixar from Disney for costs of feature film production were recorded as cost reimbursements; accordingly, no revenues were recorded for such reimbursements; rather, Pixar netted the reimbursements against the related costs.

          CO-PRODUCTION AGREEMENT

     On February 24, 1997, Pixar and Disney entered into a co-production agreement (Co-Production Agreement) which will now govern the second and third feature films planned under the Featue Film Agreement, three additional films, sequels, and other derivative works. The second and third feature films, and a made-for-home video sequel to Toy Story, were in production as of June 30, 1997. Under the Co-Production Agreement, Pixar, on an exclusive basis, will produce five computer animated feature-length theatrical motion pictures (the Pictures) for distribution by Disney over approximately the next ten years. Pixar and Disney will co-own and co-brand the Pictures and co-finance the production costs. Pixar and Disney will share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. The first Picture under the Co-Production Agreement is A Bug's Life. The Co-Production Agreement also contemplates that with respect to interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products.

(5)  DISCONTINUED OPERATIONS

     Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and redirect the approximately 60 employees in this division to film and related projects within Pixar. In the three months ended March 31, 1997, the net loss from the CD-ROM division was $77,000. In the three months ended June 30, 1997, no gain or loss has been recorded for the disposal of the CD-ROM division as the Company anticipates future royalty income will exceed future expenses. In the six months ended June 30, 1996 the division produced net income of $45,000. Net assets of the discontinued operations of $297,000 and $1.5 million at June 30, 1997 and December 31, 1996, respectively, primarily consist of reimbursements and royalties receivable from Disney.

(6)  EQUITY TRANSACTIONS

     In connection with the Co-Production Agreement, Pixar sold to Disney 1,000,000 shares of the Company's Common Stock which Disney has agreed to hold for at least three years. Pixar also granted two warrants to Disney: one warrant to purchase 750,000 shares of Common Stock at an exercise price of $20 per share, and another warrant to purchase 750,000 shares of Common Stock at $25 per share. Pixar granted certain registration rights for the shares issuable upon exercise of the warrants. Gross proceeds on the transaction were $15.0 million.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and is not expected to have a significant impact on the Company's reporting of segment information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth in the Form 10-K (as defined below) under "Certain Factors Affecting Business, Operating Results and Financial Condition" on pages 15 through 26, as well as those noted in the documents incorporated therein by reference. Particular attention should be paid to the cautionary language in the Form 10-K entitled "Certain Factors Affecting Business, Operating Results and Financial Condition--Anticipated Decline in Operating Results in 1997 and Net Losses in 1998," "--Dependence on Toy Story, A Bug's Life and Toy Story Video Sequel," "--Liquidity Risks," "--Scheduled Concurrent Release of Films; Management of Growth" and "--Risks Associated With Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

NEW AGREEMENT WITH DISNEY

     On February 24, 1997, Pixar and Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney") entered into a co-production agreement (the "Co-Production Agreement") pursuant to which Pixar, on an exclusive basis, will produce five computer animated feature-length theatrical motion pictures (the "Pictures"), for distribution by Disney over approximately the next ten years. Pixar and Disney will co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Disney and Pixar have agreed that the first Picture under the Co-Production Agreement is the Picture with the working title "A Bug's Life". The Co-Production Agreement also contemplates that with respect to interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. Disney and Pixar have also agreed to produce a made-for-home-video sequel to Toy Story (the "Toy Story Video Sequel"), and Pixar is working on the production under the terms of the Co-Production Agreement. Pixar will not share in any theme park revenues generated as a result of the Pictures. Pixar does not expect to receive revenues under the Co-Production Agreement from either A Bug's Life nor the Toy Story Video Sequel until 1999 at the earliest.

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

RESULTS OF OPERATIONS

     REVENUES

     Total revenues increased 108% to $14.4 million in the three months ended June 30, 1997 from $6.9 million in the same period of the prior year, and increased by 46% to $22.2 million in the six months ended June 30, 1997 from $15.2 million in the same period of the prior year. The increase for the three months ended June 30, 1997 was primarily due to higher film revenue of $11.6 million compared to $5.0 million in the same period of the prior year. The increase in total revenues of $7.1 million for the six months ended June 30, 1997 over the same period in the prior year was primarily attributable to an increase in film revenue of $12.8 million, offset by a decrease in patent licensing revenue of $5.3 million and a decrease in animation services revenue of $1.3 million.

     Software revenues consist mainly of software license revenue, principally from RenderMan. Software revenues increased 47% to $1.1 million in the three months ended June 30, 1997 from $722,000 in the prior year period and increased 52% to $2.5 million in the six months ended June 30, 1997 from $1.6 million in the same period of the prior year. The increase in software revenues resulted from a general increase in the number of RenderMan software licenses. Due to Pixar's focus on content creation for animated feature films and related products, Pixar expects that revenue derived from software licenses may decline. All historical and future royalty income associated with Pixar's discontinued CD-ROM division is now and will continue to be excluded from software revenue and presented in results of discontinued operations. See "Results From Discontinued Operations."

     Animation services revenues of $799,000 and $1.6 million in the three and six months ended June 30, 1996, respectively, was primarily attributable to revenue generated from the production of animated television commercials. In July 1996, Pixar announced plans to substantially discontinue its production of television commercials for third parties and to redirect the talent in its television commercial group to animated feature films and related products. Accordingly, there has been no television commercials revenue generated in 1997, and animation services revenues of $269,000 in the three and six months ended June 30, 1997 represents revenue for projects related to A Bug's Life. Pixar expects that revenue in this area will vary significantly from quarter to quarter. There are likely to be individual quarters, such as occurred in the first quarter of 1997, or possibly even prolonged periods of time, in which Pixar generates no animation services revenue.

     Film revenues increased 132% to $11.6 million in the three months ended June 30, 1997 from $5.0 million in the prior year period and 253% to $17.9 million in the six months ended June 30, 1997 from $5.1 million in the prior year period. Film revenues in 1997 were higher than in prior year periods for two reasons. First, during the three and six months ended June 30, 1997, Pixar received the majority of its share of Toy Story home video revenue. Pixar does not expect to recognize significant revenue from the Toy Story home video in the third and fourth quarters of 1997 or in any quarter in 1998. Second, film revenues represent Pixar's share of Toy Story home video revenues as determined under the original Feature Film Agreement in which Pixar's percentage of Toy Story revenues is calculated on a sliding scale. Lower percentages were earned by Pixar at the outset while Disney recovered related production, marketing and distribution costs for the film, and higher percentages are earned once Disney has recovered these costs. Disney's costs were recovered in the quarter ended June 30, 1997 which increased Pixar's revenue in the quarter. Pixar expects a substantial decline in Toy Story-related revenue in the second half of 1997 as most revenues have been received. Since the Toy Story home video is the last major release window for Toy Story, and since Pixar's next feature film is not targeted for release until the end of 1998 at the earliest, Pixar's revenue and earnings will decrease in subsequent periods as compared to 1996 and the first half of 1997.

     Patent licensing revenues of $1.5 million in the three months ended June 30, 1997 and $1.6 million in the six months ended June 30, 1997 include almost all of the remaining revenue from Pixar's 1996 patent license with Silicon Graphics, Inc. ("SGI"), whereby Pixar granted to SGI and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, SGI agreed to pay Pixar total compensation of $11.0 million, of which $6.0 million was paid in cash in March 1996 and $5.0 million was to be paid in the form of purchase credits for SGI hardware and software through the year 2000. Recognition of the $5.0 million in credits depends upon purchases of the hardware and software to be obtained from SGI in lieu of payment. In the six months ended June 30, 1996, Pixar recognized the $6.0 million cash payment from SGI, and $891,000 representing that portion of the $5.0 million in hardware and software credits Pixar had used through June 30, 1996. In the six months ended June 30, 1997, revenue of $1.6 million was recognized representing credits used during that period. Of the original $5.0 million in credits, Pixar has credits of $270,000 remaining to be recognized as revenue in future periods as credits are used.

     In the three and six months ended June 30, 1997, Disney accounted for 83% and 82%, respectively, of Pixar's total revenue. The revenues from Disney consisted primarily of film, animation services and software revenues. Pixar expects to continue to be dependent upon Disney for at least a majority of its revenue. In the three months ended June 30, 1996, and in the six months ended June 30, 1996, Disney accounted for 77% and 38%, respectively, of Pixar's total revenues. All patent revenues in periods presented were generated from a one-time patent license sale to SGI. In the three and six month periods ended June 30, 1997, SGI accounted for 10% and 7% of total revenues, respectively, and in the three and six month periods ended June 30, 1996, SGI accounted for 6% and 45% of total revenues, respectively. Pixar expects that revenue from SGI will not be generated on an ongoing basis.

     COST OF REVENUES

     Cost of software revenues consists of the direct costs and manufacturing overhead required to reproduce and package software products. Cost of software revenues as a percentage of the related revenues was 1% in both the three and six months ended June 30, 1997. As compared to the prior year periods, in which cost of software revenues were 1% and 4%, respectively, the change was insignificant. Cost of software revenues includes no amortization of capitalized software development expenses.

     Cost of animation services revenues consists of production costs, which include salaries and benefits and, to a lesser extent, facility expenses and department overhead costs. Costs of animation services revenues as a percentage of related revenues decreased to 65% in the three months ended June 30, 1997 from 98% in the same period of the prior year and decreased to 65% for the six months ended June 30, 1997 from 95% in the same period of the prior year. These decreases reflect Pixar's decision in July 1996 to substantially discontinue the animated television commercials division, which had higher associated costs, in favor of working on animated productions related to feature films, which have relatively lower associated costs. Pixar's focus is now on other short term animation services projects related to its feature films. Pixar expects that costs in this area will vary significantly from quarter to quarter.

     Cost of film revenues represent amortization of film costs capitalized by Pixar. See "Capitalized Film Production Costs." Cost of film revenues as a percentage of the related revenues remained relatively flat at 7% in the three and six months ended June 30, 1997, as compared to 8% in the prior year periods.

     There were no costs of revenue associated with patent licensing revenues, which resulted in an unusually high overall gross margin in the three and six months ended June 30, 1997 and in the prior year period.

     OPERATING EXPENSES

     While Pixar has continued to increase its spending levels, total operating expenses for the three and six months ended June 30, 1997 were slightly lower than in the prior year periods. This is a result of the Co-Production Agreement signed in February, 1997 pursuant to which Disney pays half of total film production costs and certain allocations of Pixar's operating expenses that benefit the productions, such as certain research and development and certain general and administrative expenses. The result is that certain of Pixar's operating expenses are now partially funded by Disney.

     Pixar intends to continue to increase its spending levels in a number of areas. First, as a result of intense competition for animators, Pixar continues to have to pay higher salaries to attract new creative personnel and technical directors. Pixar expects compensation for such new and existing personnel to continue to increase substantially. In the three and six months ended June 30, 1997, Pixar expanded its administrative staff and facilities and expanded other operations. Pixar expects continued growth in operating expenses in these areas. To the extent that such expenses are not capitalized by Pixar, nor allocated to and paid for by Disney under the Co-Production Agreement, and precede or are not subsequently followed by an increase in revenues, Pixar's business, operating results and financial condition will be materially adversely affected.

     Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product and for Pixar's proprietary Marionette and Ringmaster software. Research and development expenses increased 18% to $1.4 million in the three months ended June 30, 1997 from $1.2 million in the prior year period, and increased 9% to $2.5 million in the six months ended June 30, 1997 from $2.3 million in the prior year period. In each period, this reflects increased personnel costs offset by recovery of certain research and development costs that were reimbursed by Disney under the Co-Production Agreement. To date, all software development costs have been expensed as incurred.

     Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support the software segment. Sales and marketing expenses decreased 41% to $353,000 in the three months ended June 30, 1997 from $600,000 in the prior year period and decreased 41% to $605,000 in the six months ended June 30, 1997 from $1.0 million in the prior year period due to discontinued marketing efforts for television commercials. Pixar expects that marketing expenses may increase in absolute dollars in future periods, particularly in the areas of corporate marketing and public relations.

     General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses decreased 4% to $1.0 million in the three months ended June 30, 1997 from $1.1 million in prior year period, and increased 10% to $2.3 million in the six months ended June 30, 1997 from $2.1 million in the prior year period. For the three months ended June 30, 1997, general and administrative expenses were relatively flat as compared to the prior year period. The increase in the six months ended June 30, 1997 was primarily due to increased staffing, increased professional fees associated with the protection of intellectual property and increased costs associated with being a public company. Growth in these costs was somewhat offset by the recovery of certain general and administrative costs reimbursed by Disney under the Co-Production Agreement. Pixar continues to expect general and administrative expenses to increase in absolute dollars in future periods as Pixar incurs additional costs to expand its administrative staff and facilities.


     OTHER INCOME, NET

     In both 1996 and 1997, other income consisted primarily of interest income on investments. Other income, net was $1.9 million and $4.0 million in the three and six months ended June 30, 1997, respectively. These amounts reflect the impact of a loss on the disposal of certain computer equipment of approximately $350,000. Other income net in the three and six months ended June 30, 1996 was $1.9 million and $3.8 million, respectively.

     INCOME TAXES

     Income tax expense for the three and six months ended June 30, 1997 reflects Pixar's federal and state income tax liability after utilization of available federal net operating loss carryforwards and federal and state tax credits. Income taxes increased in the three and six months ended June 30, 1997 due to expected full utilization of the net operating loss carryforwards in 1997.

     RESULTS OF DISCONTINUED OPERATIONS

     After the Co-Production Agreement was executed in February 1997, Pixar evaluated the merits of staying in the business of producing CD-ROM products and compared those opportunities with opportunities in film and other potential projects under the Co-Production Agreement. Management determined that, despite the fact that Pixar's first CD-ROM titles were successful on relative terms, the resources devoted to its interactive products division would be better allocated to other projects arising from the Co-Production Agreement which Pixar believes will have greater potential than the CD-ROM titles, such as theatrical films, home video sequels and short animation projects. Moreover, the CD-ROM and interactive product market is not growing as fast as expected, the production costs of such products are increasing and one project under negotiation with a third party was canceled. For these reasons, Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and redirect the approximately 60 employees in the division to film and related projects within Pixar. Because the CD-ROM business previously represented an ongoing potential source of revenue, this decision is expected to have a material adverse impact on Pixar's future revenues and results of operations in the future.

     In the first quarter ended March 31, 1997, Pixar recorded a loss from discontinued operation of its CD-ROM division of $77,000, net of tax. In the three months ended June 30, 1997, no gain or loss was recorded for the anticipated discontinuation of the CD-ROM division as Pixar anticipates future royalty income will exceed costs incurred during the three months ended June 30, 1997 and related costs incurred in all future periods. In the three and six month periods ended June 30, 1996, income from discontinued operations was $45,000 and $273,000, respectively, net of taxes.


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

     ANTICIPATED DECLINE IN OPERATING RESULTS IN 1997 AND NET LOSSES IN 1998

     A number of factors are expected to lead to a substantial decline in Pixar's operating results in the remainder of 1997 and net losses in 1998, as discussed more fully below.

     END OF TOY STORY REVENUES

     As of June 30, 1997, Pixar has recognized the vast majority of the revenue it expects to receive from the domestic and international theatrical releases of Toy Story and substantially all of the home video revenue from Toy Story. Pixar does not expect to recognize significant revenue from the Toy Story home video in the third or fourth quarters of 1997 or in any quarter in 1998.

     REDUCED CD-ROM ROYALTIES

        Although its first two CD-ROM products were successful on relative terms, Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products in favor of other opportunities arising, in part, as a result of entering into the Co-Production Agreement. This decision is expected to continue to have a material adverse impact on Pixar's operating results in the remainder of 1997 and in 1998. Pixar has not and will not recognize any CD-ROM income from this discontinued operation in 1997 or 1998, other than royalty income attributable to the two Toy Story CD-ROM products, and Pixar continues to expect to receive less CD-ROM royalty income than was previously anticipated. Pixar has reassigned most of the approximately 60 employees previously employed in the CD-ROM division to feature film productions and other departments within Pixar.

     TIMING OF A BUG'S LIFE AND TOY STORY VIDEO SEQUEL RELEASES

        A Bug's Life is not expected to be released until the end of 1998 at the earliest, and revenue from A Bug's Life is not expected to be recognized until all marketing and distribution costs and fees have been recovered by Disney. Recovery of all costs depends on many factors and may not occur until six to twelve months after its release at the earliest, ensuring that Pixar will not recognize any revenue from A Bug's Life until the second half of 1999 at the earliest. The Toy Story Video Sequel is currently targeted for completion in the second half of 1998, but its release date could be at the end of 1998 or later depending on a number of factors. First, Pixar may be unable, for technical or other reasons, to complete the production of the Toy Story Video Sequel in the second half of 1998. Second, even if completed, Disney and Pixar may choose to delay release of the Toy Story Video Sequel until the 1998 holiday season or thereafter. Depending on the timing of receipt of revenues by Disney, Pixar may not recognize revenue from the Toy Story Video Sequel until three to six months after its release at the earliest, meaning that if the Toy Story Video Sequel were released in late 1998 or thereafter, Pixar would not recognize any revenue from the Toy Story Video Sequel until 1999 at the earliest. Third, it is possible that the Toy Story Video Sequel could be released to the theaters instead of as a made-for-home video. In such event, Pixar would not expect to recognize any revenue until six to twelve months after the theatrical release, with the result that Pixar would not recognize any revenue from such film until the second half of 1999 at the earliest.

     POSSIBLE DECLINE IN LICENSING OF RENDERMAN DUE TO SHIFT IN FOCUS

     As a result of Pixar's reduced emphasis on the commercialization of software in favor of products sold for their content, Pixar continues to expect to dedicate less time and resources to distributing and marketing RenderMan than it has in the past and further expects that licensing of RenderMan may decline.

     INCREASE IN OPERATING EXPENSES AND TAX RATE

     In 1996, Pixar significantly increased its operating expenses, and Pixar plans to continue to increase its operating expenses to fund greater levels of research and development and to expand operations. Specifically, Pixar expects its spending levels to increase significantly due to continued investment in proprietary software systems, increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, and increased costs associated with the expansion of its facilities. To the extent that such expenses are not capitalized by Pixar nor allocated to and paid for by Disney, Pixar's operating expenses would significantly increase in the remainder of 1997 and in 1998. Finally, Pixar's tax rate has increased in the six months ended June 30, 1997 and may continue to increase in the remainder of 1997 and future years as the result of utilization of net operating losses in 1997.

     IMPACT ON OPERATING RESULTS

     As a result of the above factors, Pixar expects revenue to decline substantially in the third and fourth quarters of 1997 and to not recognize substantial revenue in 1998. At the same time, Pixar's operating expenses may increase in the third and fourth quarters of 1997 and in 1998, even after giving effect to the allocation of certain operating expenses to Disney under the Co-Production Agreement. Therefore, Pixar expects revenue and operating results in the third and fourth quarters of 1997 to decline substantially from the first and second quarters of 1997 and from the third and fourth quarters of 1996. It is possible that Pixar could even incur operating and net losses in each of the last two quarters of 1997. Pixar also expects to incur operating and net losses throughout 1998.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

     In addition to the factors set forth above, Pixar continues to expect to generally experience significant fluctuations in its future annual and quarterly operating results caused by a variety of factors. Pixar expects that its annual and quarterly operating results, particularly its revenue, will fluctuate due to factors such as the timing of the domestic and international releases of the animated feature films, the success of the animated feature films (which can fluctuate significantly from film to film), the timing of the release of related products into their respective markets, the demand for the related products (which is often a function of the success of the related animated feature film), film production costs, Disney's costs to distribute and promote the feature films and related products, Disney's success at marketing the films and related products, the timing of receipt of proceeds from the animated feature films and related products by Disney, the timing of revenue recognition under the Co-Production Agreement, the Feature Film Agreement or the CD-ROM Agreement, as the case may be, the introduction of new feature films or products by Pixar's competitors, and general economic conditions. In particular, since Pixar's revenue under the Co-Production Agreement is directly related to the success of a feature film, Pixar's operating results are likely to fluctuate depending on the level of success of its animated feature films and related products. The revenues derived from the production and distribution of an animated feature film depend primarily on the film's acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a motion picture also depends upon promotion and marketing, production costs and other factors. Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products.

     Moreover, Pixar's operating expenses will continue to be extremely difficult to forecast. The direct costs of film production are budgeted in agreement with Disney and shared equally. Pixar's share of these direct costs of film production are capitalized by Pixar in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." A substantial portion of all of Pixar's other costs are incurred for the benefit of feature films ("Pixar's Overhead"), including research and development expenses and general and administrative expenses. Portions of Pixar's Overhead are included in the budgets for the Pictures and will be shared equally with Disney under the Co-Production Agreement. The portion of Pixar's Overhead that is not reimbursed by Disney is either capitalized as film production costs, if required under SFAS No. 53, or charged to operating expense in the period incurred. Because a substantial portion of Pixar's Overhead is allocated to the Pictures and reimbursed by Disney and other amounts are capitalized by Pixar in accordance with SFAS No. 53, Pixar's future reported operating expenses will not reflect the true level of spending on the production of animated feature films, related products and overhead.

     Pixar may not be able to recognize the tax benefits of net operating losses to be generated in the future. Pixar had a valuation allowance as of December 31, 1996 which fully offset its gross deferred tax assets due to Pixar's historical losses and the fact that there is no guarantee Pixar will generate sufficient taxable income in the future to be able to realize all of its deferred tax assets.

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

     DEPENDENCE ON TOY STORY, A BUG'S LIFE AND TOY STORY VIDEO SEQUEL

     DEPENDENCE ON TOY STORY

        For at least 1997, Pixar's revenue and operating results have been and will continue to be almost entirely dependent upon the success of the Toy Story home video and merchandising of Toy Story products. Pixar recognized substantially all of the Toy Story home video revenue in the first two quarters of 1997 and expects little revenue from Toy Story or related products thereafter. In its discontinued CD-ROM operations, Pixar also expects limited royalty income from its Toy Story CD-ROM products in the last two quarters of 1997 and little or no income from such products in 1998. Because A Bug's Life and the Toy Story Video Sequel are not expected to be released until the end of 1998 at the earliest, all other revenues in the last half of 1997 and for all of 1998 will be primarily dependent upon Pixar's other businesses, from which Pixar expects limited revenue.

     DEPENDENCE ON A BUG'S LIFE AND TOY STORY VIDEO SEQUEL

     Beyond 1998, Pixar expects to be significantly dependent upon the success of A Bug's Life and the Toy Story Video Sequel (the "Current Projects") and related products. Although production on each of the Current Projects is underway, there can be no assurance that either of the Current Projects will be successfully produced and released when scheduled or thereafter. In addition, given the escalation in compensation rates of people required to work on the Current Projects, the number of people required to work on the Current Projects, and the equipment needs, the budget for the Current Projects and subsequent films and related products will be substantially greater than the budget for Toy Story and will be financed equally by Pixar and Disney under the Co-Production Agreement. There can be no assurance that Pixar will not experience difficulties that could delay or prevent the successful development or production of either of the Current Projects or subsequent animated feature films or related products. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, Pixar's business, operating results and financial condition will be materially adversely affected.

     RISKS ASSOCIATED WITH A BUG'S LIFE.

     Under the Co-Production Agreement, Pixar shares the production costs of A Bug's Life. These costs will initially be capitalized as film production costs under SFAS No. 53 and then be amortized over A Bug's Life's expected revenue stream when revenue is recognized. If A Bug's Life is not an extraordinary box office success similar to Toy Story, the amount of revenue recognized will not be significant, and the capitalized production costs will have to be amortized in large amounts over a limited number of quarters, resulting in significant costs of film revenue in those quarters and, potentially, significant quarterly operating and net losses. Animated feature films that become extraordinary box office successes are rare. Pixar believes, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only two movies generated domestic box office revenues greater than Toy Story, and both of those films were produced and distributed solely by Disney. During at least the last five years, Pixar believes that there has been no fully animated feature film (other than Toy Story) produced or developed by a studio other than Disney that has achieved more than $25 million in domestic box office revenues. While A Bug's Life will be co-financed, promoted and marketed by Disney, it will have a different look, theme and musical style than Disney's other recent animated films (except for Toy Story), and there can be no assurance that it will have the same audience appeal as Disney's other animated films. For example, The Nightmare Before Christmas, released in 1993, was an animated feature film with a different appearance than traditional, hand drawn cel animated feature films such as Beauty and the Beast, The Lion King, Aladdin, Pocahontas, The Hunchback of Notre Dame and Hercules and did not experience the same box office returns as those films. As a result, A Bug's Life and related products may not generate significant revenue and operating results for Pixar, even if A Bug's Life is critically acclaimed and achieves substantial, but not extraordinary, box office success.

     RISKS ASSOCIATED WITH TOY STORY VIDEO SEQUEL.

     There are several additional risks unique to the Toy Story Video Sequel. First, Pixar has no experience developing sequels, either theatrical or made-for-home video. Moreover, the made-for-home video market has only recently begun to develop. As is typical in the case of an undeveloped market, demand and market acceptance are uncertain. Competition in this market is expected to increase dramatically. Disney alone has announced its intention to distribute several made-for-home video sequels in the next year, as have other studios. Pixar is at a disadvantage in the made-for-home video sequel market as compared to other animation studios in that Pixar cannot produce low cost animation, which typically characterizes sequels to animated feature films. Finally, the Toy Story Video Sequel will need to be an extraordinary success on relative terms in order to generate profits for Pixar. If the Toy Story Video Sequel is not an extraordinary success on relative terms, Pixar will incur substantial costs of film revenue in those quarters in which revenue is recognized, which will have a material adverse effect on its results of operations. There can be no assurance that the Toy Story Video Sequel will be an extraordinary success on relative terms, particularly given the recent emergence and uncertainty of the made-for-home video market.

     LIQUIDITY RISKS

     Pursuant to the Co-Production Agreement, Pixar will co-finance the next five animated feature films which it produces, including A Bug's Life and the second theatrical film being developed under the Co-Production Agreement (the "Second Theatrical Film"), and will also co-finance the Toy Story Video Sequel. In the future, Pixar may co-finance other derivative works such as theatrical sequels, interactive products and television productions. As Pixar does not expect to generate substantial, if any, cash from operations in the second half of 1997 and in 1998, the production costs of A Bug's Life, the Second Theatrical Film and the Toy Story Video Sequel are expected to have a material adverse impact on Pixar's cash and short-term investment balances. As of June 30, 1997, Pixar had approximately $178.8 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the production costs of A Bug's Life, the Second Theatrical Film and the Toy Story Video Sequel, until Pixar begins receiving cash from the release of these films (which is generally not expected to occur until 1999 at the earliest). However, even if these films generate cash, unless each is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar will be required to seek financing for its ongoing commitments under the Co-Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the expansion of its facilities (See Liquidity and Capital Resources). The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.

     CAPITALIZED FILM PRODUCTION COSTS

     Although Disney funded the entire production of Toy Story, Pixar contractually guaranteed certain of the film budget overages and was liable to Disney for those amounts under the Feature Film Agreement. Because these are "production costs" under Statement of Financial Accounting Standards (SFAS) No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," the costs were capitalized and amortized against film revenue. In the three and six months ended June 30, 1997, $769,000 and $1.3 million of these costs, respectively, were amortized against film revenues. As of June 30, 1997, Pixar had approximately $19.6 million of capitalized film production costs, consisting primarily of costs related to A Bug's Life and the Toy Story Video Sequel, both of which are being co-financed by Pixar under the Co-Production Agreement.

     RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December
15, 1997, and is not expected to have a significant impact on the Company's reporting of segment information.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments increased $17.8 million to $178.8 million at June 30, 1997 from $161.0 million at December 31, 1996. Working capital increased slightly to $163.1 million at June 30, 1997 from $163.0 million at December 31, 1996.

     Net cash provided by operations in the six months ended June 30, 1997 was primarily attributable to cash received from film revenues and other operations. Net cash used in investing activities was due primarily to the purchase of real property and computer equipment of $11.7 million and funding of film production costs of $10.5 million. Net cash provided by financing activities was due primarily to $14.9 million of net proceeds from issuance of common stock and warrants to Disney.

     In May 1997, Pixar exercised its option (which option Pixar purchased in 1996) and paid $5.8 million to purchase land in Emeryville, California to build a new headquarters and studio facility. To construct the facility, Pixar currently expects to incur capital expenditures of more than $10 million in 1997 and more than $12 million in 1998. Pixar may choose to use its existing cash resources for such expenditures or to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

     Further utilization of cash in the last half of 1997 will occur when Pixar reimburses Disney for Pixar's share of the production costs incurred to date for A Bug's Life. This obligation to Disney is currently included in film cost payable of $7.5 million.

     As of June 30, 1997, Pixar's principal source of liquidity was approximately $178.8 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet the Company's operating requirements through the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy Pixar's liquidity requirements, Pixar may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to Pixar's shareholders. There can be no assurance that financing will be available to Pixar in an amount and on terms acceptable to Pixar.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to the shareholders at Pixar's Annual Meeting of Shareholders held June 25, 1997. Each of these matters was approved by a majority of the shares present at the meeting.

     1. The uncontested election of four directors to serve a one-year term until their successors are duly elected and qualified. The following is a summary of the nominees and voting results:

                                              Votes For         Votes Withheld
                                              ----------        --------------

           Steven P. Jobs                     37,687,142            93,539
           Larry W. Sonsini                   37,690,060            90,621
           Skip M. Brittenham                 37,691,292            89,389
           Joseph A. Graziano                 37,691,448            89,233


     2. The adoption of an amendment to the 1995 Stock Plan to: (i) increase the number of shares reserved for issuance by an additional 1,000,000 shares of Common Stock, for an aggregate of 14,000,000 shares reserved for issuance thereunder and (ii) increase the size of the annual adjustment (beginning January 1, 1998) from two percent of the number of shares of Common Stock outstanding on the first day of each calendar year to three percent of such number. Results of the voting included 36,448,989 shares for, 862,317 shares against, 95,162 shares abstained and 374,213 shares broker non-votes.


     3. The ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors for the Company for the fiscal year ending December 31, 1997. Results of the voting included 37,698,226 shares for, 44,218 shares against and 38,237 shares abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            3.4    Amended and Restated Bylaws, as amended.
            10.1   1995 Stock Plan, as amended.
            10.19 Agreement of Purchase and Sale between the Registrant and Del Monte Corporation dated as of September 6, 1996, as amended.
            11.1   Statement of Computation of Net Income Per Share.
            27.1   Financial Data Schedule.

        (b) REPORTS ON FORM 8-K
            No reports on Form 8-K were filed by Pixar during the quarter ended June 30, 1997.

ITEMS 1, 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PIXAR

Date: AUGUST 14 , 1997                By: /s/ Lawrence B. Levy
      ---------------------------         --------------------------------------
                                      Lawrence B. Levy,
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          EXHIBITS
-------                         --------

 3.4            Amended and Restated Bylaws, as amended
10.1            1995 Stock Plan, as amended
10.19 Agreement of Purchase and Sale between the Registrant and Del Monte Corporation dated as of September 6, 1996, as amended.
11.1            Statement of Computation of Net Income Per Share
27.1            Financial Data Schedule