Form 10-Q
period 1997-09-30
PIXAR \CA\
filed 1997-11-14
CIK 1002114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                         Commission File Number: 0-26976

                                      PIXAR

             (Exact name of registrant as specified in its charter)

          California                                          68-0086179
          ----------                                          ----------
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

                                 Yes [X] No [ ]

        The number of shares outstanding of the registrant's Common Stock as of November 6, 1997 was 42,043,696.

PART I -- FINANCIAL INFORMATION

        ITEM 1.FINANCIAL STATEMENTS

                                      PIXAR
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        September 30,      December 31,
                                                                             1997              1996
                                                                       ----------------   --------------
                                                                         (Unaudited)
                                             ASSETS
Current assets:
     Cash, cash equivalents, and short-term investments                   $ 172,373         $ 160,969
     Trade and other accounts receivable, net                                 2,854             4,328
     Capitalized film production costs, current portion                          67             1,372
     Prepaid expenses and other current assets                                  432               982
     Net assets of discontinued operations                                       37             1,469
                                                                          ---------         ---------
               Total current assets                                         175,763           169,120
Property and equipment, net                                                  20,573             4,655
Capitalized film production costs, net of current portion                    23,173             1,578
Other assets                                                                    107             1,588
                                                                          ---------         ---------
               Total assets                                               $ 219,616         $ 176,941
                                                                          =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $     305         $   1,060
     Accrued liabilities                                                      6,463             4,740
     Income taxes payable                                                     2,147                --
     Unearned revenue                                                           384               337
                                                                          ---------         ---------
               Total current liabilities                                      9,299             6,137
                                                                          ---------         ---------
Commitments and contingencies

Shareholders' equity:
   Preferred stock; no par value; 5,000,000 shares
     authorized; no shares issued and outstanding                                --                --
   Common stock; no par value; 100,000,000 shares authorized
     41,923,192 and 38,968,971 shares issued and outstanding
     in 1997 and 1996, respectively                                         208,430           187,308
Other adjustments                                                              (455)           (1,097)
Retained earnings (deficit)                                                   2,342           (15,407)
                                                                          ---------         ---------
               Total shareholders' equity                                   210,317           170,804
                                                                          ---------         ---------
                 Total liabilities and shareholders' equity               $ 219,616         $ 176,941
                                                                          =========         =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended            Nine Months Ended
                                                            September 30,                  September 30,
                                                       -----------------------       -----------------------
                                                         1997           1996           1997           1996
                                                       --------       --------       --------       --------
Revenues:
     Software                                          $    908       $    599       $  3,386       $  2,232
     Animation services                                     896          1,022          1,165          2,606
     Film                                                 3,509         11,146         21,406         16,222
     Patent licensing                                        28            719          1,627          7,610
                                                       --------       --------       --------       --------
             Total revenues                               5,341         13,486         27,584         28,670
                                                       --------       --------       --------       --------
Cost of revenues:
     Software                                                24             20             46             81
     Animation services                                     534            856            708          2,357
     Film                                                    85            922          1,412          1,344
                                                       --------       --------       --------       --------
             Total cost of revenues                         643          1,798          2,166          3,782
                                                       --------       --------       --------       --------
        Gross margin                                      4,698         11,688         25,418         24,888
                                                       --------       --------       --------       --------

Operating expenses:
     Research and development                             1,202          1,286          3,710          3,596
     Sales and marketing                                    422            285          1,027          1,305
     General and administrative                           1,218          1,208          3,471          3,264
     Operating expense reimbursement (see Note 4)        (2,184)            --         (2,184)            --
                                                       --------       --------       --------       --------
             Total operating expenses                       658          2,779          6,024          8,165
                                                       --------       --------       --------       --------

        Income from continuing operations                 4,040          8,909         19,394         16,723

Other income, net                                         2,432          2,037          6,478          5,826
                                                       --------       --------       --------       --------
Income from continuing operations before
  income taxes                                            6,472         10,946         25,872         22,549
Income tax expense                                        2,913            722          8,159          1,302
                                                       --------       --------       --------       --------
     Net income from continuing operations                3,559         10,224         17,713         21,247
                                                       --------       --------       --------       --------
Discontinued operations:
     Income (loss) from discontinued
       operations (see Note 5)                              113           (624)            36           (578)
                                                       --------       --------       --------       --------
           Net income                                  $  3,672       $  9,600       $ 17,749       $ 20,669
                                                       ========       ========       ========       ========
Shares used in computing net income per share            48,893         46,714         48,438         46,973
                                                       ========       ========       ========       ========
Net income per share from continuing
  operations (see Note 2)                              $   0.07       $   0.22       $   0.37       $   0.45
                                                       --------       --------       --------       --------
Net income (loss) per share from discontinued
  operations (see Note 2)                              $   0.01       $  (0.01)      $   0.00       $  (0.01)
                                                       --------       --------       --------       --------
Net income per share (see Note 2)                      $   0.08       $   0.21       $   0.37       $   0.44
                                                       ========       ========       ========       ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             -------------------------
                                                                                1997           1996
                                                                             ---------       ---------
Cash flows from operating activities:
   Net income                                                                $  17,749       $  20,669
   Adjustments to reconcile net income to net cash
        provided by continuing operating activities:
      Discontinued operations                                                      (36)            578
      Amortization of deferred compensation                                        504             972
      Non-cash revenue attributable to film overbudget                              --          (2,324)
      Depreciation and amortization                                              2,037             455
      Loss on disposition of property and equipment                                425              --
      Amortization of capitalized film production costs                          1,412           1,344
      Credits from patent license, net of expense items                         (1,519)         (1,610)
      Changes in operating assets and liabilities:
          Trade and other accounts receivable                                    1,474         (12,631)
          Prepaid expenses and other current assets                                644             (73)
          Accounts payable                                                        (755)            (53)
          Income taxes payable                                                   7,647             799
          Accrued liabilities                                                    1,619             843
          Unearned revenue                                                         108             131
                                                                             ---------       ---------
      Net cash provided by continuing operations                                31,309           9,100
      Net cash provided by (used in) discontinued operations                     1,468          (1,130)
                                                                             ---------       ---------
      Net cash provided by operating activities                                 32,777           7,970
                                                                             ---------       ---------
Cash flows from investing activities:
   Purchase of property and equipment                                          (15,483)           (645)
   Maturities of investments in short-term securities                           49,158          70,039
   Purchases of short-term securities, net of unrealized losses                (55,630)       (144,990)
   Capitalized film production costs                                           (21,578)         (1,220)
   Change in other assets                                                          (52)           (562)
                                                                             ---------       ---------
      Net cash used in investing activities                                    (43,585)        (77,378)
                                                                             ---------       ---------
Cash flows from financing activities:
   Net proceeds from issuance of common stock and warrants, net                 14,885              --
   Repayment of note payable to shareholder                                         --          (2,373)
   Proceeds from exercised stock options                                           737             160
                                                                             ---------       ---------
      Net cash provided by (used in) financing activities                       15,622          (2,213)
                                                                             ---------       ---------
Net increase (decrease) in cash and cash equivalents                             4,814         (71,621)
Cash and cash equivalents at beginning of period                                44,648          97,286
                                                                             ---------       =========
Cash and cash equivalents at end of period                                   $  49,462       $  25,665
                                                                             =========       =========

Supplemental disclosure of cash flow information:

     Cash paid during the period for income taxes                            $     390       $     323
                                                                             =========       =========
Supplemental disclosure of non-cash investing and financing activities:

     Credits from patent license                                             $   1,627       $   1,610
                                                                             =========       =========
     Tax benefit from disqualifying dispositions                             $   5,500       $      --
                                                                             =========       =========
     Film overbudget reductions                                              $      --       $   3,324
                                                                             =========       =========
     Non-cash film production costs capitalized                              $     124       $      36
                                                                             =========       =========
     Unrealized gain (loss) on investments                                   $     118       $     (83)
                                                                             =========       =========



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

     The results of operations for the three-month and nine-month periods ended September 30, 1997, are not necessarily indicative of the results expected for the current year or any other period.

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

(3)  PATENT LICENSING ARRANGEMENTS

     In March 1996, Pixar delivered all rights to utilize certain technology underlying a patent license to Silicon Graphics, Inc. (SGI), and received a non-refundable fixed-fee payment of $6.0 million in cash and $5.0 million in the form of credits for products to be purchased from SGI by

Pixar over four years. Following the release of the rights to utilize the patents to SGI, Pixar maintained no significant vendor obligations to the licensee; therefore, as of September 30, 1996, the Company recognized as revenue the fixed and determinable amounts of the $6.0 million cash payment received, plus $1.6 million which represented that portion of the credits Pixar had used through September 30, 1996. For the nine months ended September 30, 1997, revenue of $1.6 million was recognized representing credits used by Pixar during that period. Since March 1996, Pixar has used a total of $4.8 million worth of credits, with $0.2 million of credits remaining which are expected to be used during 1997.

(4)  FEATURE FILM PRODUCTION AND CO-PRODUCTION AGREEMENT

          FEATURE FILM AGREEMENT

     In 1991, Pixar entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney") to develop and produce up to three computer animated feature films (the Feature Film Agreement). The first feature film, Toy Story, was released in November 1995. Under the Feature Film Agreement, Pixar is entitled to receive compensation based on the revenue from the distribution of animated feature films and related products, and recognized revenues on Toy Story of $16.2 million and $21.4 million for the nine months ended September 30, 1996 and 1997, respectively, for a total of $40.2 million since the film's release.

     Pixar incurred film production costs that were reimbursed by Disney, inclusive of salaries and overhead. All payments to Pixar from Disney for costs of feature film production were recorded as cost reimbursements; accordingly, no revenues were recorded for such reimbursements; rather, Pixar netted the reimbursements against the related costs.

          CO-PRODUCTION AGREEMENT

     On February 24, 1997, Pixar and Disney entered into a co-production agreement (the Co-Production Agreement) which will now govern the second and third feature films planned under the Feature Film Agreement, three additional films, sequels, and other derivative works. The second and third feature films, and a made-for-home video sequel to Toy Story, were in production as of September 30, 1997. Under the Co-Production Agreement, Pixar, on an exclusive basis, will produce five computer animated feature-length theatrical motion pictures (the Pictures) for distribution by Disney over approximately the next ten years. Pixar and Disney will co-own and co-brand the Pictures and co-finance the production costs. Pixar and Disney will share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. The first Picture under the Co-Production Agreement is A Bug's Life. The Co-Production Agreement also contemplates that with respect to interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products.

     Included in the three and nine month periods ended September 30, 1997 was a $2.2 million one-time adjustment reducing Pixar's operating expenses. This reduction was due to an additional reimbursement from Disney under the Co-Production Agreement. Under the Co-Production Agreement certain operating expenses benefitting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. Since the Co-Production Agreement begins with Pixar's next films, A Bug's Life and The Toy Story Video Sequel, both in production during 1996, Pixar was entitled to reimbursement for Disney's share of certain of Pixar's operating expenses incurred in 1996 and in the first two months of 1997, prior to signing the agreement. The determination of this one-time operating expense reimbursement was finalized in the quarter ended September 30, 1997.

(5)  DISCONTINUED OPERATIONS

     Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and redirect the approximately 60 employees in this division to film and related projects within Pixar. In the three months ended September 30, 1997, a gain of $113,000, net of taxes, has been recorded for the disposal of the CD-ROM division, primarily due to royalty income received. In the nine month period ended September 30, 1997, Pixar recorded a net gain from discontinued operations of its CD-ROM division of $36,000, net of taxes. Pixar anticipates future royalty income will exceed costs to be incurred in all future periods. In the three and nine month periods ended September 30, 1996, losses from discontinued operations totaled $624,000 and $578,000, respectively, net of taxes. Net assets of the discontinued operations of $37,000 and $1.5 million at September 30, 1997 and December 31, 1996, respectively, primarily consist of reimbursements and royalties receivable from Disney.

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

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 15, 1997.

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

NEW AGREEMENT WITH DISNEY

        On February 24, 1997, Pixar and Walt Disney Pictures, a wholly-owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney") entered into a co-production agreement (the "Co-Production Agreement") pursuant to which Pixar, on an exclusive basis, will produce five computer animated feature-length theatrical motion pictures (the "Pictures"), for distribution by Disney over approximately the next ten years. Pixar and Disney will co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Disney and Pixar have agreed that the first Picture under the Co-Production Agreement is the Picture with the working title "A Bug's Life". The Co-Production Agreement also contemplates that with respect to interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. Disney and Pixar have also agreed to produce a made-for-home-video sequel to Toy Story (the "Toy Story Video Sequel"), and Pixar is working on the production under the terms of the Co-Production Agreement. Pixar will not share in any theme park revenues generated as a result of the Pictures. Pixar does not expect to receive revenues under the Co-Production Agreement from either A Bug's Life or the Toy Story Video Sequel until 1999 at the earliest.

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

RESULTS OF OPERATIONS

        REVENUES

        Total revenues for the three months ended September 30, 1997 were $5.3 million compared with $13.5 million for the same period of the prior year. The decrease was primarily due to a substantial decline in Toy Story-related film revenues. Revenues for the nine months ended September 30, 1997 and 1996 were $27.6 million and $28.7 million, respectively. The decrease in total revenues for the nine month period ended September 30, 1997 was primarily attributable to a decrease in patent licensing revenue of $6.0 million, somewhat offset by higher film revenue of $5.2 million.

        Software revenues consist mainly of software license revenue, principally from RenderMan. Software revenues increased 52% to $908,000 in the three months ended September 30, 1997 from $599,000 in the prior year period and increased 52% to $3.4 million in the nine months ended September 30, 1997 from $2.2 million in the same period of the prior year. The increase in software revenues resulted from a general increase in the number of RenderMan software licenses . Due to Pixar's focus on content creation for animated feature films and related products, Pixar expects that revenue derived from software licenses may decline. All historical and future royalty income associated with Pixar's discontinued CD-ROM division is now and will continue to be excluded from software revenue and presented in results of discontinued operations. See "Results From Discontinued Operations."

        Animation services revenues of $1.0 million and $2.6 million in the three and nine months ended September 30, 1996, respectively, was primarily attributable to revenue generated from the production of animated television commercials. In July 1996, Pixar announced plans to substantially discontinue its production of television commercials for third parties and to redirect the talent in its television commercial group to animated feature films and related products. Accordingly, there has been no television commercials revenue generated in 1997. Animation services revenues of $896,000 and $1.2 million in the three and nine months ended September 30, 1997 primarily represent revenue for projects related to A Bug's Life. Pixar expects that revenue in this area will vary significantly from quarter to quarter. There are likely to be individual quarters, such as occurred in the first quarter of 1997, or possibly even prolonged periods of time, in which Pixar generates no animation services revenue due to the sporadic nature of this business, and the need to utilize animation services employees on other productions. For example, Pixar expects to transfer substantially all of its animation services employees to assist in the completion of A Bug's Life. There can be no assurance that Pixar will generate any animation services revenue during this period or during similar periods.

        Film revenues for the three months ended September 30, 1997 were $3.5 million compared with $11.1 million in the prior year period. Film revenues for the nine months ended September 30, 1997 reflect an increase of 32% to $21.4 million from $16.2 million in the prior year period. This increase resulted from Pixar receiving the majority of its share of Toy Story home video revenue during the first three quarters of 1997. Film revenues for the three months ended September 30, 1997 included a one-time additional payment from Disney of $1.8 million resulting from the calculation of Pixar's film revenues under the original Feature Film Agreement. Under the original Feature Film Agreement, Pixar's percentage of Toy Story revenues is calculated on a sliding scale with lower percentages earned by Pixar at the outset while Disney recovered related production, marketing and distribution costs for the film, and higher percentages earned once Disney has recovered these costs. Disney's costs were recovered during the quarter ended June 30, 1997 which increased Pixar's proportionate share of revenue in that quarter and in subsequent periods. During the quarter ended September 30, 1997, Pixar and Disney determined that the date on which Disney's costs were recovered occurred earlier than previously thought, resulting in agreement on an additional payment to Pixar in the third quarter of 1997 of $1.8 million. Since the Toy Story home video was the last major release window for Toy Story, Pixar anticipates a continuing decline in Toy Story-related revenue in the fourth quarter of 1997 and in 1998. In addition, since Pixar's next feature film is not targeted for release until the end of 1998 at the earliest, Pixar expects that revenue and earnings will continue to decrease in subsequent periods as compared to 1996 and the first three quarters of 1997.

        Patent licensing revenues of $28,000 in the three months ended September 30, 1997 and $1.6 million in the nine months ended September 30, 1997 include the revenue from Pixar's 1996 patent license with Silicon Graphics, Inc. ("SGI"), whereby Pixar granted to SGI and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, SGI agreed to pay Pixar total compensation of $11.0 million, of which $6.0 million was paid in cash in March 1996 and $5.0 million was to be paid in the form of purchase credits for SGI hardware and software through the year 2000. Recognition of the $5.0 million in credits depends upon purchases of the hardware and software to be obtained from SGI in lieu of payment. In the nine months ended September 30, 1996, Pixar recognized the $6.0 million cash payment from SGI, and $1.6 million representing that portion of the $5.0 million in hardware and software credits Pixar had used through September 30, 1996. In the nine months ended September 30, 1997, revenue of $1.6 million was recognized representing credits used during that period. Of the original $5.0 million in credits, Pixar has credits of approximately $240,000 remaining to be recognized as revenue in future periods as credits are used.

        In the three and nine months ended September 30, 1997, Disney accounted for 80% and 82%, respectively, of Pixar's total revenue. The revenues from Disney consisted primarily of film, animation services and software revenues. Pixar expects to continue to be dependent upon Disney for most of its revenue. In the three and nine month periods ended September 30, 1996, Disney accounted for 92% and 63%, respectively, of Pixar's total revenues. All patent revenues in periods presented were generated from a one-time patent license sale to SGI. In the nine months ended September 30, 1996, SGI accounted for 25% of total revenues. In the comparable period in 1997, SGI revenues were not significant and Pixar expects that significant amounts of such revenue will not be generated on an ongoing basis.

        COST OF REVENUES

        Cost of software revenues consists of the direct costs and manufacturing overhead required to reproduce and package software products. Cost of software revenues as a percentage of the related revenues was 3% and 1%, respectively, in the three and nine months ended September 30, 1997. As compared to the prior year periods, in which cost of software revenues as a percentage of the related revenues was 3% and 4%, respectively, the change was insignificant. Cost of software revenues includes no amortization of capitalized software development expenses.

        Cost of animation services revenues consists of production costs, which include salaries and benefits and, to a lesser extent, facility expenses and department overhead costs. Costs of animation services revenues as a percentage of related revenues decreased to 60% in the three months ended September 30, 1997 from 84% in the same period of the prior year, and decreased to 61% for the nine months ended September 30, 1997 from 90% in the same period of the prior year. These decreases reflect Pixar's decision in July 1996 to substantially discontinue the animated television commercials division, which had higher associated costs relative to revenues, in favor of working on animated services related to feature films, which potentially have lower associated costs relative to revenues. Pixar's focus is now on short-term animation services projects related to its feature films. Pixar expects that costs in this area will vary significantly from quarter to quarter.

        Cost of film revenues represents amortization of film costs capitalized by Pixar. See "Capitalized Film Production Costs." Cost of film revenues as a percentage of the related revenues was 2% and 7%, respectively, in the three and nine months ended September 30, 1997, as compared to 8% in the prior year periods. The overall decline in cost of film revenues as a percentage of the related revenues was due to amortization of the majority of related film costs in prior periods.

        There were no costs of revenue associated with patent licensing revenues, which contributed to an unusually high overall gross margin in the three and nine months ended September 30, 1997 and in the prior year periods.

        OPERATING EXPENSES

        Included in the three and nine month periods ended September 30, 1997 was a $2.2 million one-time adjustment reducing Pixar's operating expenses. This reduction was due to an additional reimbursement from Disney under the Co-Production Agreement which was signed in February 1997. Under this agreement certain operating expenses benefitting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. Since the Co-Production Agreement begins with Pixar's next films, A Bug's Life and The Toy Story Video Sequel, both in production during 1996, Pixar was entitled to reimbursement for Disney's share of certain of Pixar's operating expenses incurred in 1996 and in the first two months of 1997, prior to signing the agreement. The determination of this one-time operating expense reimbursement was finalized in the quarter ended September 30, 1997.

        Without this adjustment, operating expenses would have been $2.8 million and $8.2 million for the three and nine months ended September 30, 1997, respectively. While Pixar has continued to increase its spending levels, total operating expenses for the three and nine months ended September 30, 1997, excluding the $2.2 million operating expense reimbursement, were approximately the same as in the comparable prior year periods. This is also a result of the recent Co-Production Agreement pursuant to which certain of Pixar's operating expenses that benefit the productions are now partially funded by Disney.

        Pixar intends to continue to increase its spending levels in a number of areas. First, as a result of intense competition for animators, Pixar continues to have to pay higher salaries to attract new creative personnel and technical directors. Pixar expects compensation for such new and existing personnel to continue to increase. In the three and nine months ended September 30, 1997, Pixar expanded its administrative staff and facilities and expanded other operations. Pixar expects continued growth in operating expenses in these areas. To the extent that such expenses are not capitalized by Pixar, nor paid by Disney under the Co-Production Agreement, and precede or are not subsequently followed by an increase in revenues, Pixar's business, operating results and financial condition will be materially adversely affected.

        Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product and for Pixar's proprietary Marionette and Ringmaster software. Research and development expenses totaled $1.2 million and $1.3 million, respectively, in the three months ended September 30, 1997 and 1996, and increased 3% to $3.7 million in the nine months ended September 30, 1997 from $3.6 million in the prior year period. In each period, increased personnel costs were offset by recovery of certain research and development costs reimbursed by Disney under the Co-Production Agreement. To date, all software development costs have been expensed as incurred.

        Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support the software segment. Sales and marketing expenses increased 48% to $422,000 in the three months ended September 30, 1997 from $285,000 in the prior year period due to increased hiring and spending in the areas of corporate marketing and public relations. Sales and marketing expenses decreased 21% to $1.0 million in the nine months ended September 30, 1997 from $1.3 million in the prior year period due to discontinued marketing efforts for television commercials. Pixar expects that marketing expenses will continue to increase significantly in future periods, particularly in the areas of corporate marketing and public relations.

        General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. For the three months ended September 30, 1997, general and administrative expenses of $1.2 million were relatively flat as compared to the prior year period, and increased 6% to $3.5 million in the nine months ended September 30, 1997 from $3.3 million in the prior year period. The increase in the nine months ended September 30, 1997 was primarily due to increased staffing and increased professional fees. Growth in these costs was somewhat offset by the recovery of certain general and administrative costs reimbursed by Disney under the Co-Production Agreement. Pixar continues to expect general and administrative expenses to increase in absolute dollars in future periods as Pixar incurs additional costs to expand its administrative staff and facilities.

        OTHER INCOME, NET

        In both 1996 and 1997, other income consisted primarily of interest income on investments. Other income, net was $2.4 million and $6.5 million in the three and nine months ended September 30, 1997, respectively. Other income, net in the three and nine months ended September 30, 1996 was $2.0 million and $5.8 million, respectively.

        INCOME TAXES

        Income tax expense for the three and nine months ended September 30, 1997 reflects Pixar's federal and state income tax liability after utilization of available federal net operating loss carryforwards and federal and state tax credits. Income taxes increased in the three and nine months ended September 30, 1997 due to expected full utilization of the Company's net operating loss carryforwards in 1997.

        RESULTS OF DISCONTINUED OPERATIONS

        After the Co-Production Agreement was executed in February 1997, Pixar evaluated the merits of staying in the business of producing CD-ROM products and compared those opportunities with opportunities in film and other potential projects under the Co-Production Agreement. Management determined that, despite the fact that Pixar's first CD-ROM titles were successful on relative terms, the resources devoted to its interactive products division would be better allocated to other projects arising from the Co-Production Agreement which Pixar believes will have greater potential than the CD-ROM titles, such as theatrical films, home video sequels and short animation projects. Moreover, the CD-ROM and interactive product market is not growing as fast as expected, the production costs of such products are increasing and one project under negotiation with a third party was canceled. For these reasons, Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and redirect the approximately 60 employees in this division to film and related projects within Pixar. Because the CD-ROM business previously represented an ongoing potential source of revenue, this decision is expected to continue to have a material adverse impact on Pixar's revenues and results of operations in the future.

        In the three months ended September 30, 1997, a gain of $113,000, net of taxes, has been recorded for the disposal of the CD-ROM division, primarily due to royalty income received. In the nine month period ended September 30, 1997, Pixar recorded a net gain from discontinued operations of its CD-ROM division of $36,000, net of taxes. Pixar anticipates future royalty income will exceed costs to be incurred in all future periods. In the three and nine month periods ended September 30, 1996, losses from discontinued operations totaled $624,000 and $578,000, respectively, net of taxes.

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

        END OF TOY STORY REVENUES

        As of September 30, 1997, Pixar has recognized the vast majority of the revenue it expects to receive from the domestic and international theatrical releases of Toy Story and substantially all of the home video revenue from Toy Story. While relatively minor amounts of revenue may be received by Pixar in subsequent periods from sources such as international home video sales of Toy Story, Toy Story merchandise royalties, and television airings of Toy Story, Pixar does not expect to recognize significant revenue from Toy Story in the fourth quarter of 1997 or in 1998.

        TIMING OF A BUG'S LIFE AND TOY STORY VIDEO SEQUEL RELEASES

        A Bug's Life is not expected to be released until the end of 1998 at the earliest, and revenue from A Bug's Life is not expected to be recognized until after all marketing and distribution costs and fees have been recovered by Disney. Recovery of all costs depends on many factors and may not occur until six to twelve months after its release at the earliest, making it unlikely that Pixar will recognize any revenue from A Bug's Life until the second half of 1999 at the earliest. While the Toy Story Video Sequel is currently targeted for completion in the second half of 1998, the more likely release date is in the first quarter of 1999 or even later depending on a few factors. First, Pixar may be unable, for technical or other reasons, to complete the production of the Toy Story Video Sequel by the end of 1998. Second, even if completed, Disney and Pixar may choose to delay release of the Toy Story Video Sequel until the first quarter of 1999 or thereafter. Depending on the timing of receipt of revenues by Disney, Pixar may not recognize revenue from the Toy Story Video

Sequel until three to six months after its release at the earliest, meaning that if the Toy Story Video Sequel were released in the first quarter of 1999 or thereafter, Pixar would not recognize any revenue from the Toy Story Video Sequel until the second half of 1999 at the earliest.

        REDUCED CD-ROM INCOME

        Although its first two CD-ROM products were successful on relative terms, Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products in favor of other opportunities arising, in part, as a result of entering into the Co-Production Agreement. Pixar has not and will not recognize any CD-ROM income from this discontinued operation in 1997 or 1998, other than royalty income attributable to the two Toy Story CD-ROM products. Pixar has reassigned all of the approximately 60 employees previously employed in the CD-ROM division to feature film productions and other departments within Pixar.

        POSSIBLE DECLINE IN LICENSING OF RENDERMAN DUE TO SHIFT IN FOCUS

        As a result of Pixar's reduced emphasis on the commercialization of software in favor of products sold for their content, Pixar continues to expect to dedicate less time and fewer resources to distributing and marketing RenderMan than it has in the past and further expects that licensing of RenderMan may decline.

        INCREASE IN OPERATING EXPENSES AND TAX RATE

        In 1996 and the first nine months of 1997, Pixar significantly increased its operating expenses, and Pixar plans to continue to increase its operating expenses to fund greater levels of research and development and to expand operations. Specifically, Pixar expects its spending levels to increase significantly due to continued investment in proprietary software systems, increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, and increased costs associated with the expansion of its facilities. To the extent that such expenses are not capitalized by Pixar nor paid for by Disney, Pixar's operating expenses would significantly increase in the remainder of 1997 and in 1998. Finally, Pixar's tax rate has increased in the nine months ended September 30, 1997 and may continue to increase in the remainder of 1997 and future years as the result of full utilization of remaining net operating losses in 1997.

        IMPACT ON OPERATING RESULTS

        As a result of the above factors, Pixar expects revenue to continue to decline in the fourth quarter of 1997 as compared to the third quarter of 1997, and to not recognize substantial revenue in 1998. At the same time, Pixar's operating expenses may increase in the fourth quarter of 1997 and in 1998, even after giving effect to the reimbursement of certain operating expenses from Disney under the Co-Production Agreement. Therefore, Pixar expects revenue and operating results in the fourth quarter of 1997 to decline substantially from the first three quarters of 1997 and from the fourth quarter of 1996. It is possible that Pixar could even incur operating and net losses in the last quarter of 1997. Pixar also expects to incur operating and net losses throughout 1998.

        POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

        In addition to the factors set forth above, Pixar continues to expect to generally experience significant fluctuations in its future annual and quarterly operating results caused by a variety of factors. Pixar expects that its annual and quarterly operating results, particularly its revenue, will fluctuate due to factors such as the timing of the domestic and international releases of the animated feature films, the success of the animated feature films (which can fluctuate significantly from film to film), the timing of the release of related products into their respective markets, the demand for the related products (which is often a function of the success of the related animated feature film), film production costs, Disney's costs to distribute and promote the feature films and related products, Disney's success at marketing the films and related products, the timing of receipt of proceeds from the animated feature films and related products by Disney, the timing of revenue recognition under the Co-Production Agreement and the Feature Film Agreement, as the case may be, the introduction of new feature films or products by Pixar's competitors, and general economic conditions. In particular, since Pixar's revenue under the Co-Production Agreement is directly related to the success of a feature film, Pixar's operating results are likely to fluctuate depending on the level of success of its animated feature films and related products. The revenues derived from the production and distribution of an animated feature film depend primarily on the film's acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a motion picture also depends upon promotion and marketing, production costs and other factors. Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products.

        Moreover, Pixar's operating expenses will continue to be extremely difficult to forecast. The direct costs of film production are budgeted in agreement with Disney and shared equally. Pixar's share of these direct costs of film production are capitalized by Pixar in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." A substantial portion of all of Pixar's other costs are incurred for the benefit of feature films ("Pixar's Overhead"), including research and development expenses and general and administrative expenses. Portions of Pixar's Overhead are included in the budgets for the Pictures and will be shared equally with Disney under the Co-Production Agreement. The portion of Pixar's Overhead that is not reimbursed by Disney is either capitalized as film production costs, if required under SFAS No. 53, or charged to operating expense in the period incurred. Because a substantial portion of Pixar's Overhead is related to the Pictures and is, therefore, reimbursed by Disney, and other amounts are capitalized by Pixar in accordance with SFAS No. 53, Pixar's reported operating expenses for the first nine months of 1997 have not reflected, and future reported operating expenses will not reflect the true level of spending on the production of animated feature films, related products and overhead.

        Pixar may not be able to recognize the tax benefits of net operating losses to be generated in the future. Pixar had a valuation allowance as of December 31, 1996 which fully offset its gross deferred tax assets due to Pixar's historical losses and the fact that there is no guarantee Pixar would generate sufficient taxable income in the future to be able to realize all of its deferred tax assets.

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

DEPENDENCE ON TOY STORY, A BUG'S LIFE AND TOY STORY VIDEO SEQUEL

     DEPENDENCE ON TOY STORY

        For at least 1997, Pixar's revenue and operating results have been and will continue to be almost entirely dependent upon the success of the Toy Story home video and merchandising of Toy Story products. Pixar recognized the substantial majority of Toy Story home video revenue in the first three quarters of 1997 and expects little revenue from Toy Story or related products thereafter. In its discontinued CD-ROM operations, Pixar also expects limited royalty income from its Toy Story CD-ROM products in the last quarter of 1997 and little or no income from such products in 1998. Because A Bug's Life is not expected to be released until the end of 1998 at the earliest, and the Toy Story Video Sequel is not likely to be released before the first quarter of 1999, all other revenues in the last quarter of 1997 and for all of 1998 will be primarily dependent upon Pixar's other businesses, from which Pixar expects limited revenue.

     DEPENDENCE ON A BUG'S LIFE AND TOY STORY VIDEO SEQUEL

        Beyond 1998, Pixar expects to be significantly dependent upon the success of A Bug's Life and the Toy Story Video Sequel (the "Current Projects") and related products. Although production on each of the Current Projects is underway, there can be no assurance that either of the Current Projects will be successfully produced and released when scheduled or thereafter. In addition, given the escalation in compensation rates of people required to work on the Current Projects, the number of people required to work on the Current Projects, and the equipment needs, the budget for the Current Projects and subsequent films and related products will be substantially greater than the budget for Toy Story and will be financed equally by Pixar and Disney under the Co-Production Agreement. There can be no assurance that Pixar will not experience difficulties that could delay or prevent the successful development or production of either of the Current Projects or subsequent animated feature films or related products, or that production can be completed within the budgeted amounts. For example, substantially all employees from Pixar's animation services group are expected to be assigned to A Bug's Life for the duration of its production, which will generate additional production costs. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, Pixar's business, operating results and financial condition will be materially adversely affected.

        It is possible that Pixar and Disney could decide to make the Toy Story Video Sequel a production for theatrical release instead of a made-for-home video. In such event, Pixar would not expect to recognize any revenue until six to twelve months after the theatrical release. In addition, the production would take longer to complete, at significantly greater cost, and Disney might incur significantly greater costs to market and distribute the film, the impact of which would be to adversely impact the timing and possibly the amount of Pixar's related film revenues.

        RISKS ASSOCIATED WITH A BUG'S LIFE

        Under the Co-Production Agreement, Pixar shares the production costs of A Bug's Life. These costs will initially be capitalized as film production costs under SFAS No. 53 and then be amortized over A Bug's Life's expected revenue stream when revenue is recognized. If A Bug's Life is not an extraordinary box office success similar to Toy Story, the amount of revenue recognized will not be significant, and the capitalized production costs will have to be amortized in large amounts over a limited number of quarters, resulting in significant costs of film revenue in those quarters and, potentially, significant quarterly operating and net losses. Animated feature films that become extraordinary box office successes are rare. Pixar believes, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only two movies generated domestic box office revenues greater than Toy Story, and both of those films were produced and distributed solely by Disney. During at least the last five years, Pixar believes that there has been no fully-animated feature film (other than Toy Story) produced or developed by a studio other than Disney that has achieved more than $25 million in domestic box office revenues. While A Bug's Life will be co-financed, promoted and marketed by Disney, it will have a different look, theme and musical style than Disney's other recent animated films (except for Toy Story), and there can be no assurance that it will have the same audience appeal as Disney's other animated films. For example, The Nightmare Before Christmas, released in 1993, was an animated feature film with a different appearance than traditional, hand drawn cel animated feature films such as Beauty and the Beast, The Lion King, Aladdin, Pocahontas, The Hunchback of Notre Dame and Hercules and did not experience the same box office returns as those films. As a result, A Bug's Life and related products may not generate significant revenue and operating results for Pixar, even if A Bug's Life is critically acclaimed and achieves substantial, but not extraordinary, box office success.

        RISKS ASSOCIATED WITH TOY STORY VIDEO SEQUEL

        There are several additional risks unique to the Toy Story Video Sequel. First, Pixar has no experience developing sequels, either theatrical or made-for-home video. Moreover, the made-for-home video market has only recently begun to develop. As is typical in the case of an undeveloped market, demand and market acceptance are uncertain. Competition in this market is expected to increase dramatically. Disney has distributed and plans to distribute additional made-for-home video sequels, and other studios have done the same. Pixar is at a disadvantage in the made-for-home video sequel market as compared to other animation studios in that Pixar cannot produce low cost animation, which typically characterizes sequels to animated feature films. Finally, the Toy Story Video Sequel will need to be an extraordinary success on relative terms in order to generate profits for Pixar. If the Toy Story Video Sequel is not an extraordinary success on relative terms, Pixar will incur substantial costs of film revenue in those quarters in which revenue is recognized, which will have a material adverse effect on its results of operations. There can be no assurance that the Toy Story Video Sequel will be an extraordinary success on relative terms, particularly given the recent emergence and uncertainty of the made-for-home video market.

        LIQUIDITY RISKS

        Pursuant to the Co-Production Agreement, Pixar will co-finance the next five animated feature films which it produces, including A Bug's Life and the second theatrical film being developed under the Co-Production Agreement (the "Second Theatrical Film"), and will also co-finance the Toy Story Video Sequel. In the future, Pixar may co-finance other derivative works such as theatrical sequels, interactive products and television productions. In addition, Pixar is planning construction of a new headquarters and studio facility in Emeryville, California, construction of which is targeted to begin in the first half of 1998 and which may be financed by the use of Pixar's cash. As Pixar does not expect to generate substantial, if any, cash from operations in the last quarter of 1997 and in 1998, the production costs of A Bug's Life, the Second Theatrical Film, the Toy Story Video Sequel and possibly costs of the new Emeryville facility are expected to have a material adverse impact on Pixar's cash and short-term investment balances. As of September 30, 1997, Pixar had approximately $172.4 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the production costs of A Bug's Life, the Second Theatrical Film and the Toy Story Video Sequel, until Pixar begins receiving cash from the release of these films (which is generally not expected to occur until the second half of 1999 at the earliest). However, even if these films generate cash, unless each is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar will be required to seek financing for its ongoing commitments under the Co-Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the expansion of its facilities (see Liquidity and Capital Resources), or in the event that the Toy Story Video Sequel becomes a theatrical production. The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.

        DIVIDED RESPONSIBILITIES OF CHIEF EXECUTIVE OFFICER

        Pixar's Chief Executive Officer and Chairman, Steven P. Jobs, is also acting as interim Chief Executive Officer at Apple Computer, Inc. ("Apple") until such time as a new Chief Executive Officer is identified and named at Apple. Although Mr. Jobs spends time at Pixar and is active in Pixar's management, he does not devote his full time and resources to Pixar. For day to day operations, since 1995, Pixar has established an Office of the President which is comprised of Mr. Jobs as Chief Executive Officer, Edwin E. Catmull as Executive Vice President and Chief Technical Officer and Lawrence B. Levy, Executive Vice President and Chief Financial Officer.

        RISKS OF INFRINGEMENT CLAIMS

        One of the risks of the film production business is claims that Pixar's productions infringe the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, Pixar's technology and software may be subject to patent, copyright or other intellectual property claims of third parties. Pixar has received, and is likely to receive in the future, notice of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against Pixar or that any assertions or prosecutions will not materially adversely affect Pixar's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, Pixar would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on Pixar's business, financial condition or results of operations. If any claims or actions are asserted against Pixar, Pixar may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on reasonable terms or at all.

CAPITALIZED FILM PRODUCTION COSTS

        Although Disney funded the entire production of Toy Story, Pixar contractually guaranteed certain of the film budget overages and was liable to Disney for these amounts under the Feature Film Agreement. Because these are "production costs" under Statement of Financial Accounting Standards (SFAS) No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," the costs were capitalized and amortized against film revenue. In the three and nine months ended September 30, 1997, $85,000 and $1.4 million of these costs, respectively, were amortized against film revenues. As of September 30, 1997, Pixar had approximately $23.2 million of capitalized film production costs, consisting primarily of costs related to A Bug's Life and the Toy Story Video Sequel, both of which are being co-financed by Pixar under the Co-Production Agreement.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and short-term investments increased $11.4 million to $172.4 million at September 30, 1997 from $161.0 million at December 31, 1996. Working capital increased $3.5 million to $166.5 million at September 30, 1997 from $163.0 million at December 31, 1996.

        Net cash provided by operations in the nine months ended September 30, 1997 was primarily attributable to cash received from film revenues and other operations. Net cash used in investing activities was due primarily to the purchase of property and computer equipment of $15.5 million and funding of film production costs of $21.6 million. Under the Co-Production Agreement signed in February 1997, film production costs are paid half by Pixar and half by Disney. The agreement begins with Pixar's next film, A Bug's Life. Since A Bug's Life was in production in 1996, Disney was entitled to reimbursement for half of Disney's production costs incurred prior to signing the Co-Production Agreement. The amount owing to Disney was determined and paid in full to Disney in the three months ended September 30, 1997 and represents a portion of total film production spending of $21.6 million during 1997. In addition, Pixar was entitled to a reimbursement of certain of Pixar's operating expenses benefiting the productions prior to signing the Co-Production Agreement. This reimbursement amount is included in cash generated from operating activities. Net cash provided by financing activities was due primarily to $14.9 million of net proceeds from issuance of common stock and warrants to Disney.

        In May 1997, Pixar exercised its option (which option Pixar purchased in 1996) and paid $5.8 million to purchase approximately 15 acres of land in Emeryville, California to build a new headquarters and studio facility. To construct the facility, Pixar currently expects to incur total capital expenditures of more than $10 million in 1997, $8 million of which has been incurred in the first nine months of 1997 (which includes the land purchase), and more than $12 million in 1998. To date, Pixar has chosen to use its existing cash resources to fund facility-related costs. Pixar may continue to use its cash resources for such expenditures, or finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

        As of September 30, 1997, Pixar's principal source of liquidity was approximately $172.4 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet the Company's operating requirements through the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy Pixar's liquidity requirements, Pixar may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to Pixar's shareholders. There can be no assurance that financing will be available to Pixar in an amount and on terms acceptable to Pixar.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 33-97918), was November 28, 1995 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on November 29, 1995 and all securities were sold in the offering. The managing underwriters for the offering were Robertson, Stephens & Company, L.P., Hambrecht & Quist LLC and Cowen & Company.

A total of 6,900,000 shares were registered pursuant to the Registration Statement, all of which the Company sold for its own account, for an aggregate offering price of $151,800,000.

The Company incurred expenses of approximately $12,138,714, of which $10,246,500 represented underwriting discounts and commissions and $1,892,214 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses was $139,661,286.

As of September 30, 1997, the Company had used the net proceeds from the offering as follows: $10,090,973 for construction of plant, building and facilities, $7,874,678 for the purchase and installation of machinery and equipment, $2,374,000 for the repayment of indebtedness, $35,550,708 for the development of future films and other animated products, $3,072,443 for working capital and $80,698,484 remaining in temporary investments. Of these amounts, $2,374,000 represented direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (A) EXHIBITS

               11.1   Statement of Computations of Net Income Per Share.
               27.1   Financial Data Schedule.

           (B) REPORTS ON FORM 8-K

               No reports on Form 8-K were filed by Pixar during the quarter ended September 30, 1997.

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PIXAR

Date: NOVEMBER 13, 1997                    By /s/ LAWRENCE B. LEVY
      ----------------------------           -----------------------------------
                                             Lawrence B. Levy,
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and
                                               Accounting Officer
                                               and Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER           DESCRIPTION
-------           -----------

  11.1      Statement of Computations of Net Income Per Share.

  27.1      Financial Data Schedule.