Form 10-K405
period 1997-12-31
PIXAR \CA\
filed 1998-03-31
CIK 1002114

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NUMBER
              DECEMBER 31, 1997                                   0-26976

                                     PIXAR
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     68-0086179
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            1001 WEST CUTTING BOULEVARD, RICHMOND, CALIFORNIA 94804
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 236-4000
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 18, 1998, there were 43,515,276 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 18, 1998) was approximately $403,074,076. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of Pixar's Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Also, certain sections of Pixar's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on June 17, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
================================================================================

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Certain Factors Affecting Business, Operating Results and Financial Condition" on pages 13 through 27 as well as those noted in the documents incorporated herein by reference. Particular attention should be paid to the cautionary language in Certain Factors Affecting Business, Operating Results and Financial Condition "-- Dependence on Toy Story, A Bug's Life and Toy Story Sequel," "-- Liquidity Risks," "-- Scheduled Successive Release of Films; Management of Growth" and "-- Risks Associated with Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Pixar is a digital animation studio with the technical, creative and production capabilities to create a new generation of animated feature films and related products. Pixar's objective is to develop computer animated feature films with a new three-dimensional appearance, memorable characters and heartwarming stories that will appeal to audiences of all ages. The first such film, Toy Story, was created and produced by Pixar and was distributed by The Walt Disney Company (along with its subsidiaries hereinafter referred to as "Disney"). Pixar believes that consumer marketing campaigns surrounding the theatrical release of such films can generate broad consumer awareness of the films, which in turn can drive box office demand as well as sales of film-related products, such as theatrical sequels, soundtracks, toys and other merchandise.

RECENT DEVELOPMENTS

     In February 1998, pursuant to the Co-Production Agreement, Pixar and Disney agreed to co-finance and Pixar agreed to produce a theatrical motion picture sequel to Toy Story (with the working title, Toy Story Sequel), in lieu of the Toy Story made-for-home video sequel. Because Toy Story Sequel is a derivative work of the original Toy Story, it will not be counted toward the five Pictures to be produced under the Co-Production Agreement. However, for all other purposes, Toy Story Sequel will be treated as a "Picture" under the Co-Production Agreement. Accordingly, Toy Story Sequel has been added to the definition of Pictures produced and financed under the Co-Production Agreement and all the provisions applicable to the other five Pictures apply. Specifically, Pixar and Disney will co-own and co-brand Toy Story Sequel (with Disney having exclusive distribution and exploitation rights) and will share equally in the profits of Toy Story Sequel and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. See "-- Relationship with Disney -- Co-Production Agreement."

     Since 1996, Pixar has been in the process of producing Toy Story Sequel for the less expensive made-for-home video format. Therefore, Pixar will necessarily spend substantially more production time and incur substantially higher production costs to convert Toy Story Sequel into a feature-length and feature-quality motion picture. As a result, Toy Story Sequel will not be released until late in 1999 at the earliest. Pixar does not expect to recognize any revenue from Toy Story Sequel until six to twelve months after the theatrical release (i.e. until the second half of 2000 at the earliest). The budget for Toy Story Sequel will also be much greater than the original Toy Story film because, among other things, compensation rates for personnel have escalated and, unlike Toy Story, significant upfront and participation costs for key voice talent will be incurred.

BUSINESS MODEL AND PRODUCTS

     Pixar's strategy is to develop and produce animated feature films and related products, such as theatrical sequels, and to work jointly with Disney in the development and production of certain other related products such as soundtracks, toys and other merchandise. Pixar is currently implementing this strategy through the Co-Production Agreement with Disney.

     Animated Feature Films. Pixar's first computer-animated feature film, Toy Story, was released on November 22, 1995, and Pixar intends to continue to develop computer animated feature films for the family entertainment market. In 1997, Pixar began the production phase on a second computer-animated feature film for Disney, called A Bug's Life, which will be the first of five such films developed and distributed under the new Co-Production Agreement with Disney. This film is not expected to be released until the end of 1998. In 1997, Pixar continued development and began production on Toy Story Sequel, a derivative work now subject to the same terms as the other theatrical motion pictures developed under the Co-Production Agreement, except Toy Story Sequel will not be counted toward the five Pictures to be produced under that agreement. See "Recent Developments." Toy Story Sequel is not expected to be released until the end of 1999 at the earliest. Also in 1997, Pixar continued story development on its fourth theatrical film (the "Fourth Film"). This film will be developed and distributed under the Co-Production Agreement and will count as the second of the five original films to be produced under the Co-Production Agreement. Production of the Fourth Film has not yet begun, and Disney and Pixar have not yet approved the story treatment and budget as required under the Co-Production Agreement. The Fourth Film is not expected to be released until the end of 2000 at the earliest. See "Certain Factors Affecting Business, Operating Results and Financial Condition -- Scheduled Successive Release of Films; Management of Growth."

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

     Merchandise and Soundtracks. Pixar believes that the characters and music created in animated feature films lend themselves to opportunities for selling merchandise and soundtracks. For example, merchandise such as children's toys based on stories and characters in Toy Story were designed using three-dimensional data from Pixar's digital models. Disney has the rights to distribute merchandise and soundtracks from Toy Story and the feature films to be made pursuant to the Co-Production Agreement, and Pixar shares in the profits, if any, generated from such sales.

     Short Animation Products. Pixar has also in the past produced animated or partially animated television commercials, including for products such as Coca-Cola, Listerine and Gummi-Savers (a LifeSavers product). However, in 1996, Pixar largely discontinued its business of producing commercials in favor of other opportunities. Pixar does still produce short animation projects, such as projects related to Disney theme parks. Moreover, Pixar believes that there may continue to be other opportunities to produce short animation projects for Disney in connection with work performed under the Co-Production Agreement.

     Short Films. Pixar has developed a number of short films since its inception and continues to invest in developing new short films. In 1997, Pixar created and produced a new short film, Geri's Game. Although the short films have few commercial opportunities, Pixar believes it is an important investment for the development of creative talent and Pixar's computer animation technology. For example, Geri's Game enabled Pixar to further its technology in computer generated skin and cloth.

     Other Products. Pixar has been selling its RenderMan software for over eight years. RenderMan has helped visual effects studios create visual effects such as certain dinosaurs in Jurassic Park, the metal cyborg in Terminator 2 and the ghosts in Casper. RenderMan runs on Unix-based workstations from Silicon

Graphics, Sun Microsystems, Inc. ("Sun"), The Hewlett-Packard Company ("Hewlett-Packard"), International Business Machines Corporation ("IBM") and Digital Equipment Corp. ("Digital Equipment") as well as the Windows platform. Examples of RenderMan customers include movie studios such as Disney, Digital Domain, Twentieth Century Fox Film Corporation, Industrial Light and Magic ("ILM"), Columbia/Tri-Star Pictures Inc. and Warner Bros. Inc. Customers also include government agencies and universities. RenderMan is sold in several formats, including a Toolkit at a list price of $5,000 per license. Discounts are available for site or multi-use licenses. As a result of Pixar's reduced emphasis on the commercialization of software in favor of products sold for their content, Pixar continues to expect to dedicate less time and resources to distributing and marketing RenderMan than it has in the past and expects that sales of these products may decline. See "Technology -- RenderMan." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Shareholders.

     Discontinuation of Interactive Products Division. In 1995, Pixar established a division that focused on the development of interactive CD-ROM stories and games for PCs. Under a separate prior agreement with Disney, this division of Pixar developed two CD-ROM titles based on Toy Story -- Toy Story Interactive Storybook and Toy Story Activity Center. The products developed under that agreement with Disney were financed and distributed by Disney. Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and successfully redirected the approximately 60 employees in this division to film and related projects within Pixar.

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

     Pixar makes its computer animated films and other projects in three stages: creative development, production and post-production.

                       -----------          -----------          -----------          -----------          -----------
    CREATIVE              Story             Treatment/             Screen-               Story                Story
    DEVELOPMENT          Concept      5       Outline      5        Play        5        Board       5        Reels       5
                       -----------          -----------          -----------          -----------          -----------

                       -----------
    CREATIVE              Voice
    DEVELOPMENT         Recording
                       -----------

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

                       -----------          -----------          -----------          -----------          -----------
                                                                                        Shading
    PRODUCTION          Modeling      5       Layout       5      Animation     5         and        5      Rendering     5
                                                                                       Lighting
                       -----------          -----------          -----------          -----------          -----------

                       -----------

    PRODUCTION            Film
                        Recording
                       -----------

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

                           -----------          -----------          -----------          -----------          -----------
                              Sound                Print
POST-PRODUCTION              Effects      5       Musical      5        Sound       5        Color       5      Delivery
                             Design                Score               Mixing             Correction            of Print
                           -----------          -----------          -----------          -----------          -----------

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

     Digital Back Lot

     The digital models that Pixar develops to create its animated products may be used again in future films, CD-ROM titles, television commercials and other animation products. The Pixar technical team has developed a proprietary database of thousands of digital models, sets, textures and surface appearances from its short films and commercials. Much like the traditional movie studio's back lot, this digital database allows Pixar animators to retrieve and re-use thousands of different elements that make up the characters and scenes of a film. Unlike a traditional movie studio's back lot however, digital animation sequences can be easily re-used. For example, a sequence of a character walking could be re-used with little or no rework in another portion of the film. These models may also be used in other films or in videos, CD-ROM titles or to create merchandise. For example, the models that were used to animate Toy Story were "re-used" or rendered in a different resolution for use in Pixar's two Toy Story CD-ROM titles and are being re-used in Toy Story Sequel.

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

     Ringmaster. Ringmaster is a production management software system for scheduling, coordinating and tracking a computer animation project. Due to the enormous amount of data required in three-dimensional animation, accurate production information is essential for producing high quality animation. Pixar's production coordination staff uses Ringmaster to plan and track projects ranging from short animation projects to feature films.

     A key component of Ringmaster is a distributed rendering system for managing the huge quantity of images and data that must be rendered to create Pixar's products. Pixar does its rendering on an array of powerful Unix processors which are dedicated to rendering 24 hours a day. These machines, which Pixar calls the RenderFarm, are connected via a local area network. To achieve the desired quality level, the average time to render a single frame at film resolution is between one and four hours; for video resolution the average time to render a single frame is between 30 and 90 minutes. Since an animated feature film contains well over 100,000 frames, each of which may be rendered several times in the production process, Pixar typically has a large number of frames to render at any given time. To manage this process, Ringmaster coordinates and schedules all the processors in the RenderFarm. Ringmaster includes a compositing system and also maintains an array of disk drives as a central data repository for the digital image files generated by the rendering and compositing steps of the production process. Finally, Ringmaster controls the filming phase of production and is responsible for backing up shots for archival purposes.

     RenderMan. RenderMan is a rendering software system for high quality photo-realistic image synthesis that Pixar uses internally and also licenses to third parties. Today, RenderMan is used by many major film studios and special effects firms. Examples of projects which have used RenderMan include Terminator 2, Jurassic Park, Aladdin and Apollo 13. By licensing RenderMan to film studios, visual effects houses, commercial production facilities and other computer animation companies, Pixar believes that RenderMan has been established as a de facto industry standard for high quality rendering.

     Pixar has used RenderMan for animation production since 1988, when it was first used in the making of the short animated film Tin Toy. Since that time, Pixar has used RenderMan for its films and short projects. Pixar also used RenderMan to render approximately 110,000 frames for the animated feature film, Toy Story, and to render all frames for the two Toy Story CD-ROM titles.

     RenderMan was designed to be easily portable. It runs on a wide variety of Unix workstations, including those from Silicon Graphics, Sun, Hewlett-Packard and Digital Equipment. Pixar has also ported RenderMan to the Windows and Macintosh platforms.

CREATIVE DEVELOPMENT GROUP

     Pixar's creative and technical personnel have collaborated for over ten years to produce three-dimensional computer animated films. The principal objective of Pixar's creative group is to use the medium of computer animation to create heartwarming stories with memorable characters that are targeted for family entertainment. The members of Pixar's creative and technical teams have been nominated for and received a number of awards. In 1986, the short animated film Luxo Jr. earned an Academy Award nomination for Best Short Film (Animated). In 1988, another of Pixar's short films, Tin Toy, became the first computer animated film to win the Academy Award for Best Short Film (Animated). In 1998, Pixar's most recent animated short film, Geri's Game, also won an Academy Award for Best Short Film (Animated).

     The creative team at Pixar is under the direction of John Lasseter, an Academy Award-winning director and animator and the director of Toy Story. In March 1996, Mr. Lasseter received a Special Achievement Oscar from the Academy of Motion Picture Arts and Sciences for the development and application of techniques that made possible the first feature-length computer animated film, Toy Story. Pixar has built an entire creative team consisting of highly skilled animators, story artists and other artists highly skilled in the art of animation, especially computer animation. Pixar strives to hire animators who have superior acting ability, those able to make characters and inanimate objects come to life and appear as though they have their own thought processes. Pixar's proprietary software tools enable artists unfamiliar with computers to quickly become skilled in the art of three-dimensional animation. Along with animators, the creative team at Pixar includes a story department and an art department. The story department is responsible for a project's concept, treatment, outline, script, story boards and story reels. The art department is responsible for the visual development of a project, including the design of characters and sets and the color, textures, shading and lighting. It is also quite common for creative contributions to come from the technical group. All groups work closely together in an iterative process. To encourage collaboration, Pixar has strived to create a cooperative working environment and a non-hierarchical culture whereby each member of the creative team, regardless of position or department, considers the ideas of any other member of the team.

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

RELATIONSHIP WITH DISNEY

     Prior Agreements

     Pixar's relationship with Disney dates to 1986, when Pixar and Disney entered into a joint technical development effort that resulted in the Computer Animated Production System ("CAPS"), a production system owned and used by Disney in certain of its two-dimensional cel-based animated feature films. Disney first used CAPS for The Rescuers Down Under and has continued to use it for other animated feature films, including Aladdin, The Lion King, The Hunchback of Notre Dame and Hercules. In 1992, certain employees of Pixar and Disney were jointly awarded an Academy Award for Scientific and Engineering Achievement for CAPS.

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

     Co-Production Agreement

     The following is a summary of the Co-Production Agreement, which was filed as an exhibit to Pixar's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). The foregoing summary is not complete, and reference is made to the Co-Production Agreement filed as an exhibit to the 1996 Form 10-K. This summary is qualified in all respects by such reference. Shareholders and prospective investors in Pixar's Common Stock are encouraged to read the Co-Production Agreement.

     Overview. On February 24, 1997 Pixar and Walt Disney Pictures and Television entered into the Co-Production Agreement pursuant to which Pixar, on an exclusive basis, will produce five computer animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney over approximately the next ten years. Pixar and Disney will co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Disney and Pixar have agreed that the first Picture under the Co-Production Agreement is A Bug's Life. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. Pixar will not share in any theme park revenues generated as a result of the Pictures.

     Production. The Co-Production Agreement provides a mechanism for Pixar's submission and the mutual selection of treatments that will be developed and produced as Pictures. After the selection of a treatment, Pixar generally controls the production of each Picture. Disney is entitled to designate a representative at Pixar to monitor the production and production costs of the Pictures.

     Financing of Development and Production. Pixar and Disney are to equally share all production costs. Production costs are defined in the Co-Production Agreement to mean all costs and expenses incurred by Pixar directly related to or fairly allocable to the creation, development, pre-production, production, post-production and delivery to Disney of the Pictures. Production costs include, among other things, all carrying costs incurred by Pixar for retention of employees for production purposes and the overhead attendant thereto, the costs of all treatments prepared by Pixar for submission to Disney, all costs of computer hardware and software used to develop the Pictures, and fair allocations of all costs and expenses of Pixar associated with or benefiting the Picture, including research and development, general and administrative and overhead expenses and facilities. The Co-Production Agreement provides mechanisms for Disney and Pixar to agree upon the budgets for treatments, development and production of each Picture. Pixar may not exceed production budgets (which may be revised with mutual approval) without Disney's written approval, subject to certain limited exceptions.

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

     Derivative Works. Subject to certain exceptions, Disney and Pixar have mutual control of the decision to develop, produce or otherwise exploit any derivative works (or to transfer or license any rights to exploit any derivative works) during the term of the Co-Production Agreement or thereafter. Derivative works include theatrical sequels such as Toy Story Sequel, made-for-home video sequels, television productions, interactive media products and other derivative works as more specifically provided in the Co-Production Agreement (collectively, "Derivative Works"). Except in certain very limited circumstances, in the event of a disagreement over whether to proceed with a Derivative Work, Disney's decision governs. Pixar is to be given the option to co-finance and produce, or to participate on a passive financial basis with respect to, a Derivative Work that is (i) a theatrical motion picture, (ii) a made-for-home video production, (iii) a television production, (iv) location-based entertainment which uses unique characters or other elements from any of the Pictures or Toy Story as its primary theme, or (v) an interactive product such as CD-ROMs, DVDs, video games and arcade games (collectively, "Interactive Products").

     If Pixar elects to co-finance and produce a Derivative Work, such as it did recently with Toy Story Sequel, the Co-Production Agreement provides for the following:

          (i) with respect to theatrical motion pictures and made-for-home video productions, the terms and conditions of the Co-Production Agreement are to be extended to cover such Derivative Works, subject to certain exceptions;

          (ii) with respect to (A) location-based entertainment using characters or other elements from a Picture or Toy Story as its primary theme and (B) television productions, Pixar and Disney are to mutually agree upon the terms and the conditions under which such work shall be financed, produced and distributed, subject to certain specified requirements in the case of television productions; and

          (iii) with respect to Interactive Products, Disney and Pixar are to mutually agree upon the terms and conditions under which such Interactive Product shall be financed, produced and distributed, subject to certain commitments by Disney with respect to marketing and distribution and provided that there shall be no distribution fee payable to Disney.

     For live entertainment such as stage plays or ice shows, Pixar is entitled to participate on a passive financial basis as specified in the Co-Production Agreement. For all other Derivative Works except theme parks, Pixar is entitled to participate on a passive financial basis in such work and to receive a reasonable royalty to be mutually agreed upon if the work is a revenue-producing work. Disney has the sole and exclusive right in perpetuity to use, without compensation to Pixar, each Picture, the characters therefrom and any story elements thereof in theme parks, location-based entertainment for which Picture or Toy Story characters or elements are not the primary theme and cruise ships.

     A Derivative Work that is a theatrical motion picture would not count towards the five Pictures to be produced under the Co-Production Agreement. Accordingly, Toy Story Sequel will not count as one of the five Pictures to be produced. However, for all other purposes, it has been added to the definition of the original five Pictures produced and financed under the agreement. Therefore, all provisions applicable to the original five Pictures apply to Toy Story Sequel as well.

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

     Effect on Prior Agreements. All Derivative Works based on Toy Story, including Toy Story Sequel, are to be governed by the Co-Production Agreement and not the original Feature Film Agreement or the CD-ROM Agreement. The original Feature Film Agreement now applies only to the rights and obligations of Disney and Pixar relating to the financial participation in, and the production and distribution of, the theatrical motion picture Toy Story and the financial participation in Merchandise related to Toy Story (unless gross receipts in any given month exceed a certain amount, in which case they will be subject to the Co-Production Agreement), and otherwise has no further force or effect. The original CD-ROM Agreement remains in full force and effect with respect to the first and second CD-ROM products developed under that agreement, but otherwise has no force or effect.

COMPETITION

     Pixar experiences intense competition with respect to animated feature films, animation products and software.

     Movie Studios. Pixar's animated feature films compete and will continue to compete with feature films and other family oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), Warner Bros. Inc., Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Columbia/Tri-Star Pictures Inc., Lucasfilm Ltd. ("Lucasfilm"), Universal City Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies. Competition has greatly intensified in the animated feature film market from these and other movie studios. Animated feature films released in 1997 included Anastasia by Twentieth Century Fox and Beavis and Butt-head Do America by United International Pictures with Paramount, each achieving domestic box office receipts between $55 and $65 million. Other of these movie studios have announced their intention to enter the animated feature film market, including DreamWorks SKG ("DreamWorks"), a studio formed in 1994 which is expressly targeting the animated film market. DreamWorks owns a significant equity stake in Pacific Data Images ("PDI"), a computer graphics special effects firm, and is producing a computer animated movie with PDI. This computer animated film, which has been referred to publicly as Antz, may contain similar subject matter to A Bug's Life. As a result, Pixar expects a variety of new animated feature films to be released in the theaters in the next two years generating competition for A Bug's Life and Toy Story Sequel, which are targeted for release in late 1998 and late 1999, respectively. These films include Paramount's Rugrats, The Movie and DreamWorks' The Prince of Egypt. Pixar is also aware of several other animated feature films in production at various studios. Due to the large number of expected releases in the next two years, it is possible that the market for animated films will become saturated before Pixar can release A Bug's Life and other feature films, which could result in failure of such films to achieve commercial success. In addition, other non-animated family oriented feature films are expected to be released in late 1998 and will generate additional competition for A Bug's Life. They include
Babe: Pig in the City, The Wizard of Oz , Air Bud 2: Golden Receiver and Star Trek 9, among many others.

     Pixar's films will compete with the feature films of other movie studios for optimal release dates, audience acceptance and exhibition outlets. In addition, Pixar competes and will continue to compete with other movie studios for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Most of the other movie studios with which Pixar competes have significantly greater name recognition and significantly greater financial, technical, creative, marketing and other resources than does Pixar.

     At least two of these movie studios, Disney and Lucasfilm (through its affiliate Industrial Light and Magic ("ILM")), have developed their own internal computer animation capability and have created computer animation for special effects in animated films. In addition, Pixar believes that Disney is currently developing and producing a feature film making substantial use of computer animation. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, Pixar believes that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products. For example, Silicon Graphics Inc.'s Alias/Wavefront subsidiary has recently launched "Maya," its next generation three-D software for creating high quality animation and visual effects. Maya incorporates many new features and could be used to make a computer animated feature film.

     The Co-Production Agreement provides for the development and production by Pixar of five computer animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and enjoys financial benefits in the event that such films achieve significant box office revenues, Pixar believes that Disney desires such films to be successful. Nonetheless, Disney has been by far the most successful producer of animated feature films, and family oriented motion pictures distributed by Disney or its affiliates are likely to be in the market concurrently with and competing with Pixar's animated feature films. Pixar's contractual arrangement with Disney also presents other risks. See "Certain Factors Affecting Business, Operating Results and Financial Condition Risks Associated with Co-Production Agreement."

     Pixar believes that the primary competitive factors in the market for animated feature films include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Due in part to Pixar's creative and technical resources and to the Co-Production Agreement with Disney, pursuant to which Disney co-finances the production of the feature films, markets the feature films and provides creative assistance and access to significant distribution channels, Pixar believes that it presently competes favorably with respect to each of these factors.

     Computer Graphics Special Effects Firms. Pixar also expects to compete with computer graphics special effects firms, including ILM, Digital Domain, PDI, Rhythm & Hues, and Blue Sky/VIFX Productions. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer animated feature films for movie studios that compete with Pixar. For example, ILM has already created and produced three-dimensional character animation which was used for the ghosts in the live action film Casper,and ILM has a royalty-free, paid-up license to use Pixar's RenderMan software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan. Accordingly, Pixar's RenderMan software may not provide Pixar with a competitive advantage. Pixar also competes, or may in the future compete, with the above firms with respect to animation products other than feature films. Pixar believes that the primary competitive factors in the market for three-dimensional computer animation for feature films and other animation products include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Pixar believes that it presently competes favorably with respect to each of these factors.

     Software Publishers. Pixar also experiences intense competition with respect to its RenderMan software product. In particular, Pixar competes with makers of computer graphics imaging and animation software, principally Microsoft (which acquired SoftImage Inc.), MentalImage (which offers the same product offered by Microsoft), and Silicon Graphics (which acquired Wavefront Technologies, Inc. ("Wavefront") and Alias Research, Inc. ("Alias")). Microsoft, through SoftImage Inc., MentalImage and Silicon Graphics, through Wavefront and Alias, are each marketing competing rendering software products, usually at lower prices than Pixar. Microsoft and Silicon Graphics have each licensed several of Pixar's patents that cover certain rendering techniques and may therefore be better able to market products that compete with Pixar's RenderMan software. Under appropriate circumstances, Pixar might elect to license its rendering technology patents to other companies, some of which may compete with Pixar. In addition, as PCs become more powerful, software suppliers may also be able to introduce products for PCs that would be competitive with RenderMan in terms of price and performance for professional users. Pixar believes that the primary competitive factors in the market for rendering software include product quality, price/performance, technology, functionality, breadth of features and customer service and support. Pixar believes that it presently competes favorably with respect to each of these factors.

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

PROPRIETARY RIGHTS

     Pixar's success and ability to compete is dependent in part upon its proprietary technology. While Pixar relies on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect its proprietary rights, Pixar believes that factors such as the technical and creative skills of its personnel are more essential to its success and ability to compete. Pixar currently is the owner of eight patents issued in the United States, one patent issued in the United Kingdom, one patent issued in France, one patent issued in Germany, one patent issued in Japan, two patents issued in Canada and one patent issued by the European Patent Office. In addition, Pixar has a number of patent applications pending in the United States and in foreign countries. There can be no assurance that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect Pixar's technology. In addition, there can be no assurance that any patents that have been issued to Pixar, or that Pixar may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to Pixar.

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

     Pixar also relies on certain technology that it licenses from third parties, including software which is integrated and used with internally developed software. There can be no assurance that these third party technology licenses will continue to be available to Pixar on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays in feature film releases or product shipments until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product shipments could materially adversely affect Pixar's business, operating results or financial condition.

     In 1996, Pixar entered into a license agreement with Silicon Graphics whereby Pixar granted to Silicon Graphics and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photo-realistic images. These same patents were licensed to Microsoft Corporation in 1995. These patents relate to pseudo-random point sampling techniques in computer graphics which are incorporated into Pixar's RenderMan. The license agreements with Silicon Graphics and Microsoft will expire no later than the year 2010. Silicon Graphics and Microsoft may use the licensed technology in rendering products which compete with Pixar's RenderMan software, which could adversely impact sales of RenderMan.

EMPLOYEES

     As of December 31, 1997, Pixar had a total of 391 employees. Although none of Pixar's employees is represented by a labor union, it is common for animators and actors at film production companies to belong to a union, and there can be no assurance that Pixar's employees will not join or form a labor union or that Pixar, for certain purposes, will not be required to become a union signatory. Further, Pixar may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact Pixar's business, financial condition or results of operations. For example, many of the actors who provide the voice talents for the Pictures and Derivative Works are members of the Screen Actors Guild, which is currently renegotiating its basic agreement that otherwise expires on June 30, 1998. Pixar has not experienced any work stoppages and considers its relations with its employees to be good.

     Pixar's success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially its animators, creative personnel and technical directors. In particular, Pixar is dependent upon the services of Steven P. Jobs, John Lasseter, Edwin E. Catmull, Lawrence B. Levy and Sarah McArthur. Pixar does not maintain "key person" life insurance for any of its employees. Pixar does have employment agreements with Messrs. Lasseter and Catmull, who are fundamental to its relationship with Disney. However, such employment agreements do not necessarily assure the services of these employees. Pixar believes that it may be particularly difficult to retain its key employees, especially its animators, creative personnel and technical directors, during periods in which it is not developing animated feature films. The loss of the services of any of Messrs. Jobs, Lasseter, Catmull, or Levy, Ms. McArthur, or of other key employees, especially its animators, creative personnel and technical directors, could have a material adverse effect on Pixar's business, operating results or financial condition.

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

ANTICIPATED NET LOSSES IN 1998 AND THE FIRST HALF OF 1999

     A number of factors are expected to result in net losses in 1998 and in the first half of 1999, as discussed more fully below.

     End of Toy Story Revenues

     Pixar has already recognized the vast majority of the revenue it expects to receive from Toy Story. While relatively minor amounts of revenue may be received by Pixar in subsequent periods from sources such as Toy Story merchandise royalties, Toy Story television airings, and minor remaining international home video sales of Toy Story, Pixar does not expect to recognize any further significant revenue from Toy Story in the future.

     Timing of A Bug's Life and Toy Story Sequel Releases

     A Bug's Life is not expected to be released until the end of 1998 at the earliest, and revenue attributable to A Bug's Life is not expected to be recognized until after all marketing and distribution costs and fees have been recovered by Disney. Recovery of all costs depends on many factors and may not occur until six to twelve months after its release at the earliest, making it likely that Pixar will not recognize any revenue from A Bug's Life until the second half of 1999 at the earliest. In addition, Toy Story Sequel is not expected to be released until the end of 1999 at the earliest. As with A Bug's Life, Pixar does not expect to recognize any revenue from Toy Story Sequel until six to twelve months after its release at the earliest. Therefore, Pixar is unlikely to recognize any revenue from Toy Story Sequel until the second half of 2000 at the earliest.

     Limited CD-ROM Income

     Although its first two CD-ROM products were successful on relative terms, Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products in favor of other opportunities arising, in part, as a result of entering into the Co-Production Agreement. Pixar has not recognized and will not recognize any CD-ROM income from this discontinued operation in 1998 or thereafter, other than royalty income attributable to the two existing Toy Story CD-ROM products. Pixar has reassigned all of the approximately 60 employees previously employed in the CD-ROM division to feature film productions and other departments within Pixar.

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

     Increase in Operating Expenses and Tax Rate

     In 1996 and 1997, Pixar significantly increased its operating expenses, and Pixar plans to continue to increase its operating expenses to fund greater levels of research and development and to expand operations. Specifically, Pixar expects its spending levels to increase significantly due to continued investment in proprietary software systems, increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, and increased costs associated with the expansion of its facilities. A portion of Pixar's operating expenses that are allocable to film productions are capitalized by Pixar or reimbursed by Disney under the Co-Production Agreement. To the extent that the increases in expenses are not capitalized by Pixar nor paid for by Disney, Pixar's operating expenses will significantly increase in 1998. In addition, in 1998, if the story for the Fourth Film is not approved, Pixar could be required to write-off certain related film costs previously capitalized. Finally, Pixar's tax rate increased in the year ended December 31, 1997 and is likely to increase in future years due to near complete utilization of remaining net operating loss carryforwards in 1997.

     Impact on Operating Results

     As a result of the above factors, Pixar expects revenue to substantially decline in 1998 as compared to the year ended December 31, 1997. At the same time, Pixar's operating expenses are expected to increase in 1998. Therefore, Pixar expects revenue and operating results in 1998 to decline substantially from revenue and operating results in 1997. Pixar expects operating and net losses in 1998 and in the first half of 1999. Operating results thereafter will depend upon the success of Pixar's next films, starting with A Bug's Life.

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

     Moreover, Pixar's operating expenses will continue to be extremely difficult to forecast. The direct costs of film production are budgeted in agreement with Disney and shared equally. Pixar's share of these direct costs of film production are capitalized by Pixar in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. A substantial portion of all of Pixar's other costs are incurred for the benefit of feature films ("Pixar's Overhead"), including research and development expenses and general and administrative expenses. Portions of Pixar's Overhead are included in the budgets for the Pictures and will be shared equally with Disney under the Co-Production Agreement. The portion of Pixar's Overhead that is not reimbursed by Disney is either capitalized as film production costs, if required under SFAS No. 53, or charged to operating expense in the period incurred. Because a substantial portion of Pixar's Overhead is related to the Pictures and is, therefore, reimbursed by Disney, and other amounts are capitalized by Pixar in accordance with SFAS No. 53, Pixar's reported operating expenses for the year ended December 31, 1997 have not reflected, and future reported operating expenses will not reflect, the true level of spending on the production of animated feature films, related products and overhead.

     Pixar may not be able to recognize the tax benefits of net operating loss carryforwards to be generated in the future. Pixar had a valuation allowance as of December 31, 1997 which fully offset its gross deferred tax assets due to the fact that there is no guarantee Pixar would generate sufficient taxable income in the future to be able to realize all of its deferred tax assets.

     As a result of all of the foregoing, Pixar believes that period-to-period comparisons of its results of operations are not necessarily meaningful, and its annual and quarterly results of operations should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future period Pixar's operating results will be below the expectations of public market analysts and investors. In such event, the price of Pixar's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Shareholders.

DEPENDENCE ON TOY STORY, A BUG'S LIFE AND TOY STORY SEQUEL

     Dependence on Toy Story

     For at least 1998 and the first half of 1999, Pixar's revenue and operating results will again be largely dependent upon whatever remains to be received from Toy Story merchandise royalties, any remaining Toy Story home video revenues and revenue from television airings of Toy Story. Pixar recognized the vast majority of Toy Story home video revenue in 1997 and expects little revenue from Toy Story or related products in 1998 and thereafter. Pixar also expects little or no royalty income from its Toy Story CD-ROM products in 1998 or thereafter. Because A Bug's Life is not expected to be released until the end of 1998 at the earliest, and Toy Story Sequel is not expected to be released until the end of 1999 at the earliest, any other revenues in 1998 and in the first half of 1999 will be primarily dependent upon Pixar's other businesses, from which Pixar expects limited revenue.

     Dependence on A Bug's Life and Toy Story Sequel

     Beyond 1998 and the first half of 1999, Pixar expects to be significantly dependent upon the success of A Bug's Life, Toy Story Sequel, and the Fourth Film (the "Current Projects") and related products. Although development and/or production on each of the Current Projects is underway, there can be no assurance that any of the Current Projects will be successfully produced and released when scheduled or thereafter. There can be no assurance that Pixar will not experience difficulties that could delay or prevent the successful development or production of any of the Current Projects or subsequent animated feature films or related products. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, Pixar's business, operating results and financial condition will be materially adversely affected.

     The development of the Fourth Film only began in late 1996. Although it is currently targeted for release in 2000, to date there has been no final approval under the Co-Production Agreement of the story treatment or the budget for the Fourth Film and there can be no assurance that it will be released as targeted in 2000. As a result, for the next two or three years, Pixar expects to be significantly dependent upon A Bug's Life and Toy Story Sequel.

     Risks Associated with A Bug's Life

     Under the Co-Production Agreement, Pixar shares the production costs of A Bug's Life. These costs will initially be capitalized as film production costs under SFAS No. 53 and then be amortized over the expected revenue stream when revenue is recognized. If A Bug's Life is not an extraordinary box office success similar to Toy Story, the amount of revenue recognized will not be significant, and the capitalized production costs will have to be amortized in large amounts over a limited number of quarters, resulting in significant costs of film revenue in those quarters and, potentially, significant quarterly operating and net losses. Animated feature films that become extraordinary box office successes are rare. Pixar believes, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only two movies generated domestic box office revenues greater than Toy Story, and both of those films were produced and distributed solely by Disney. During at least the last five years, Pixar believes that there has been no fully-animated feature film (other than Toy Story) produced or developed by a studio other than Disney that has achieved more than $65 million in domestic box office revenues. While A Bug's Life will be co-financed, promoted and marketed by Disney, it will have a different look, theme and musical style than Disney's other recent animated films (except for Toy Story), and there can be no assurance that it will have the same audience appeal as Disney's other animated films. For example, The Nightmare Before Christmas, released in 1993, was an animated feature film with a different appearance than traditional, hand-drawn cel animated feature films such as Beauty and the Beast, The Lion King, Aladdin, Pocahontas, The Hunchback of Notre Dame and Hercules and did not experience the same box office returns as those films. As a result, A Bug's Life and related products may not generate significant revenue and operating results for Pixar, even if A Bug's Life is critically acclaimed and achieves substantial, but not extraordinary, box office success. See "-- Risks Associated with Co-Production Agreement -- Dependence on Disney for Distribution and Promotion of Feature Films and Related Products," "Risks of Motion Picture Industry," and "Business -- Relationship with Disney." See also Note 4 of Notes to Financial Statements in the 1997 Annual Report to Shareholders.

     Risks Associated with Toy Story Sequel

     As a theatrical feature film release, Toy Story Sequel is subject to the same risks associated with A Bug's Life specified above. In addition, because it is a sequel, there are also risks unique to Toy Story Sequel. With a theatrical sequel, the story concept and characters are not as novel as the original film. In the vast majority of cases in which a film that achieved domestic box office receipts of greater than $100 million was followed by the release of a sequel, the sequel did not perform as well at the box office as the original. This was the case for sequels to such films as Star Wars, Jurassic Park, Home Alone, Jaws, Batman, Raiders of the Lost Ark, Beverly Hills Cop, Ghostbusters and Back to the Future, among others. In many cases, sequels substantially under-perform the original film. In far fewer cases have sequels performed as well or better than the original blockbuster feature film, and in almost all of these cases, the original feature films and related sequels were action-adventure films, such as Lethal Weapon and Die Hard. Accordingly, there can be no assurance that Toy Story Sequel will perform as well as Toy Story at the box office. It is possible that Toy Story Sequel will substantially under-perform the original feature film. In addition, fees and participations paid to key talent on Toy Story Sequel are substantially greater than for the original film, which will have the effect of increasing the cost of the film.

     As a result of these factors and the same factors associated with A Bug's Life, Toy Story Sequel and related products may not generate significant revenue and operating results for Pixar, even if Toy Story Sequel is critically acclaimed and achieves substantial, but not extraordinary, box office success.

     Production Budgets

     Given the escalation in compensation rates of people required to work on the Current Projects, the number of people required to work on the Current Projects, and the equipment needs, the budget for the Current Projects and subsequent films and related products are and will continue to be substantially greater than the budget for Toy Story and will be financed equally by Pixar and Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, Pixar believes that it is not uncommon for film production spending to exceed film production budgets and there can be no assurance that any of the Current Projects can be completed within the budgeted amounts. For example, in order to meet the production schedule, substantially all employees from Pixar's animation services group are expected to be assigned to A Bug's Life for the duration of its production, which will result in a larger production staff than originally anticipated and which will generate additional production costs.

LIQUIDITY RISKS

     Pursuant to the Co-Production Agreement, Pixar will co-finance the next five animated feature films which it produces, including A Bug's Life and the Fourth Film. Pixar will also co-finance Toy Story Sequel on the same basis as the other theatrical films. In the future, Pixar may co-finance other derivative works such as sequels, interactive products and television productions. In addition, Pixar is planning construction of a new headquarters and studio facility in Emeryville, California, construction of which will begin in the first half of 1998 and which may be financed by the use of Pixar's cash. As Pixar does not expect to generate substantial, if any, cash from operations in 1998, the production costs of A Bug's Life, the Fourth Film, Toy Story Sequel and possibly costs of the new Emeryville facility will have a material adverse impact on Pixar's cash and short-term investment balances. As of December 31, 1997, Pixar had approximately $176 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the development and production costs of A Bug's Life, the Fourth Film and Toy Story Sequel, until Pixar begins receiving cash from the release of these films (which is not expected to occur until the second half of 1999 at the earliest). However, even if these films generate cash, unless each is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar will be required to seek financing for its ongoing commitments under the Co-Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the expansion of its facilities. See also "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" in the 1997 Annual Report to Shareholders. The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.

SCHEDULED SUCCESSIVE RELEASE OF FILMS; MANAGEMENT OF GROWTH

     In order to meet its obligations pursuant to the Co-Production Agreement, Pixar has established parallel creative teams so that it can develop more than one film at a time. These teams are currently working on

A Bug's Life, Toy Story Sequel, and the Fourth Film which are currently targeted for release in late 1998, late 1999, and late 2000, respectively. Pixar has only produced one prior feature film to date and has no experience with respect to producing three animated feature films in parallel. Pixar has been required, and will continue to be required, to expand its employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled release of these three feature films. This period of rapid growth and expansion has placed, and continues to place, a significant strain on Pixar's resources. There can be no assurance that A Bug's Life, Toy Story Sequel or the Fourth Film will be released as scheduled or that this strain on resources will not have a material adverse effect on Pixar's business, financial condition or results of operations. In addition, when production of each of these films is completed, if completed, Pixar may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another which, although shared with Disney, could have a material adverse effect on Pixar's results of operations and financial condition.

     Although there can be no assurance that any of A Bug's Life, Toy Story Sequel, or the Fourth Film will be released on schedule, the targeted release date of late 2000 for the Fourth Film is particularly uncertain. Pursuant to the Co-Production Agreement, Disney and Pixar are required to agree on a number of elements for each film, including the treatment, which summarizes the story on which the film is based, and the budget for the film. Although the Fourth Film has been in development at Pixar since late 1996, there has been no final agreement between Pixar and Disney on the story or budget for the Fourth Film, and there can be no assurance that either the story or the budget will be approved in time to release the film by late 2000 or at all. If Disney and Pixar do not reach final agreement on a treatment and budget for the Fourth Film currently under development at Pixar, Pixar would be unable to develop an alternative film in time for release in 2000, and it may be 2001 or later before a film which follows Toy Story Sequel is ready to be released.

     If Pixar is able to release films in each of 1998, 1999 and 2000, due to the strain on Pixar's personnel from the effort required for such successive releases and the time required for creative development of a new film, it is extremely unlikely that Pixar would be able or would even attempt to release a new film in 2001. Instead, Pixar's creative and production personnel would develop films targeted for release in 2002 and for subsequent years, although it is too early to determine the release schedule or whether it would be possible to release one film in each successive year after 2001. As a result, notwithstanding the targeted successive release of films in 1998, 1999 and 2000, it is too early to determine the rate at which any future films are to be released, and there can be no assurance that Pixar will release a film in each successive year or in any particular year.

     To continue to accommodate this growth, Pixar will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvement and maintenance of its accounting system, other internal management systems and backup systems. In addition, this growth and these diversification activities, along with the corresponding increase in the number of Pixar's employees and rapidly increasing costs, have resulted in increased responsibility for Pixar's management. Pixar will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage its employees, to integrate them into Pixar and to provide adequate facilities and other resources for them. There can be no assurance that Pixar will be successful in accomplishing all of these activities on a timely and cost-effective basis, and any failure to accomplish one or more of these activities on a timely and cost-effective basis would have a material adverse effect on Pixar's business, financial condition and results of operations.

RISKS ASSOCIATED WITH CO-PRODUCTION AGREEMENT

     Dependence on Disney for Distribution and Promotion of Feature Films and Related Products

     The decisions regarding the timing of release of motion pictures and related products and which of Disney's motion pictures and related products will receive extensive promotional support from the studio are important in determining the success of the motion picture and related products. Under the terms of the Co-Production Agreement, Pixar has some general protections with respect to the marketing and distribution of the feature films in the form of commitments by Disney as to release windows, the timing of release of other Disney family films and marketing obligations. However, Pixar ultimately does not control the manner in which Disney distributes Pixar's animated feature films and related products, the number of theaters to which Disney distributes Pixar's feature films, the specific timing of release of the feature films and related products or the specific amount or quality of promotional support of the feature films and related products. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and may enjoy financial benefits in the event that such films achieve significant box office revenues, Pixar believes that Disney desires such films to be successful. Nonetheless, Disney could make certain decisions as to marketing, distribution or promotion of the animated feature films or related products that could have a material adverse effect on Pixar's business, operating results or financial condition.

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

     Financing of Production Costs

     Under the Co-Production Agreement, unlike the prior Feature Film Agreement and the prior CD-ROM Agreement, Pixar will co-finance each of the five animated feature films and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. Pixar is currently co-financing A Bug's Life, the Fourth Film and Toy Story Sequel under the Co-Production Agreement. Accordingly, unlike the Feature Film Agreement and the prior CD-ROM Agreement, Pixar will incur significant production costs which must be offset by revenue generated by the animated feature films and related products. If the feature films and related products do not generate revenue sufficient to more than offset Pixar's share of their production costs, Pixar's business, operating results and financial condition will be materially adversely effected.

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

     Termination

     Under the terms of the Co-Production Agreement, Disney may terminate the agreement under certain circumstances. There can be no assurance that Disney would not terminate the Co-Production Agreement under these circumstances. Disney would not lose any of its rights to distribute and exploit all feature films and all characters and elements of the feature films and other products developed by Pixar under the Co-Production Agreement, except for a feature film or related product then in production as to which Disney does not elect to proceed, as to which Pixar would regain the rights subject to a lien in favor of Disney for the costs advanced to date. Further, in the event that Disney terminated the Co-Production Agreement, Pixar would be required to seek alternative channels for distribution of its animated feature films and related products. There can be no assurance that Pixar would be able to find a third party to finance, distribute and promote its animated feature films and related products on terms acceptable to Pixar, if at all. See "Business -- Relationship with Disney."

RISKS OF MOTION PICTURE INDUSTRY

     Commercial Success of a Motion Picture is Unpredictable

     The motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, weather conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film's box office receipts adversely. Further, due to the expected release of a large number of animated films by Disney and other movie studios in the next several years, it is possible that the market for animated films will become saturated. Therefore, there is a substantial risk that some or all of Pixar's motion pictures will not be commercially successful, which would have a material adverse effect on Pixar's business, financial condition and results of operations. See
"Business -- Competition."

     Completion of a Motion Picture Subject to Uncertainties and Financial Risks

     The production, completion and distribution of motion pictures is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competitive films. Pixar is concurrently developing three motion pictures, A Bug's Life, the Fourth Film and Toy Story Sequel, which compounds these uncertainties and jeopardizes the successful, timely and cost-effective production and completion of each film. Under the Co-Production Agreement, Pixar has increased its financial involvement in the production costs of motion pictures, subjecting Pixar to substantial financial risks relating to the production, completion and release of the motion pictures. In addition, a significant amount of time will elapse between the expenditure of funds by Pixar and the receipt of revenues from the animated feature films.

COMPETITION

     Pixar experiences intense competition with respect to animated feature films, animation products and software.

     Competition From Movie Studios

     Pixar's animated feature films compete and will continue to compete with feature films and other family oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), Warner Bros. Inc., Twentieth Century Fox, Paramount, Columbia/Tri-Star Pictures Inc., Lucasfilm, Universal City Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies. Competition has greatly intensified in the animated feature film market from these and other movie studios. Animated feature films released in 1997 included Anastasia by Twentieth Century Fox and Beavis and Butt-head Do America by United International Pictures with Paramount, each achieving domestic box office receipts between $55 and $65 million. Other of these movie studios have announced their intention to enter the animated feature film market, including DreamWorks, a studio formed in 1994 which is expressly targeting the animated film market. DreamWorks owns a significant equity stake in PDI, a computer graphics special effects firm, and is producing a computer animated movie with PDI. This computer animated film, which has been referred to publicly as Antz, may contain similar subject matter to A Bug's Life. As a result, Pixar expects a variety of new animated feature films to be released in the theaters in the next two years generating competition for A Bug's Life and Toy Story Sequel, which are targeted for release in late 1998 and late 1999, respectively. These films include Paramount's Rugrats, The Movie and

DreamWorks' The Prince of Egypt. Pixar is also aware of several other animated feature films in production at various studios. Due to the large number of expected releases in the next two years, it is possible that the market for animated films will become saturated before Pixar can release A Bug's Life and other feature films, which could result in failure of such films to achieve commercial success. In addition, other non-animated family oriented feature films are expected to be released in late 1998 and will generate additional competition for A Bug's Life. They include Babe: Pig in the City, The Wizard of Oz , Air Bud 2: Golden Receiver and Star Trek 9, among many others.

     Pixar's films will compete with the feature films of other movie studios for optimal release dates, audience acceptance and exhibition outlets. In addition, Pixar competes and will continue to compete with other movie studios for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Most of the other movie studios with which Pixar competes have significantly greater name recognition and significantly greater financial, technical, creative, marketing and other resources than does Pixar.

     At least two of these movie studios, Disney and Lucasfilm (through its affiliate ILM), have developed their own internal computer animation capability and have created computer animation for special effects in animated films. In addition, Pixar believes that Disney is currently developing and producing a feature film making substantial use of computer animation. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, Pixar believes that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products. For example, Silicon Graphics Inc.'s Alias/Wavefront subsidiary has recently launched "Maya," its next generation three-D software for creating high quality animation and visual effects. Maya incorporates many new features and could be used to make a computer animated feature film.

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

     Competition From Computer Graphics Special Effects Firms

     Pixar also expects to compete with computer graphics special effects firms, including ILM, Digital Domain, PDI, Rhythm & Hues and Blue Sky/VIFX Productions. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer animated feature films for movie studios that compete with Pixar. For example, ILM has already created and produced three-dimensional character animation which was used for the ghosts in the live action film Casper, and ILM has a royalty-free, paid-up license to use Pixar's RenderMan software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan. Pixar also competes, or may in the future compete, with the above firms with respect to animation products other than feature films. Accordingly, Pixar's RenderMan software may not provide Pixar with a competitive advantage. See "Business -- Competition."

     Competition From Software Publishers

     Pixar also experiences intense competition with respect to its RenderMan software product. In particular, Pixar competes with makers of computer graphics imaging and animation software, principally Microsoft (which acquired SoftImage, Inc.), MentalImage (which offers the same product offered by Microsoft), and

Silicon Graphics (which acquired Alias/Wavefront). Microsoft, through SoftImage, Inc., MentalImage and Silicon Graphics, through Alias/Wavefront, are each marketing competing rendering software products, usually at lower prices than Pixar. Microsoft and Silicon Graphics have each licensed several of Pixar's patents that cover certain rendering techniques and may therefore be better able to market products that compete with Pixar's RenderMan software. Under appropriate circumstances, Pixar might elect to license its rendering technology patents to other companies, some of which may compete with Pixar. In addition, as PCs become more powerful, software suppliers may also be able to introduce products for PCs that would be competitive with RenderMan in terms of price and performance for professional users. See "Business -- Competition."

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

LIMITED OPERATING HISTORY

     Until 1996, Pixar had generated recurring revenue primarily from the license of its RenderMan software, amounts received under software development contracts and fees for animated television commercial development. However, Pixar intends to generate a substantial majority of its future revenue from the development and production of animated feature films and related products, such as it did in 1996 and 1997. Pixar has, to date, developed and produced only one animated feature film, Toy Story, and only two related products (both CD-ROM titles, which Pixar no longer intends to produce). Accordingly, Pixar has only a limited operating history in implementing its new business model upon which an evaluation of Pixar and its prospects can be based. Pixar's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a new business enterprise, particularly companies in highly competitive markets. To address these risks, Pixar, among other things, must respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies. There can be no assurance that Pixar will be successful in addressing such risks.

DEPENDENCE ON KEY PERSONNEL

     Pixar's success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially its animators, creative personnel and technical directors. In particular, Pixar is dependent upon the services of Steven P. Jobs, John Lasseter, Edwin E. Catmull, Lawrence B. Levy and Sarah McArthur. Pixar does not maintain "key person" life insurance for any of its employees. Pixar does have employment agreements with Messrs. Lasseter and Catmull, who are fundamental to Pixar's relationship with Disney. However, such employment agreements do not necessarily assure the services of these employees. Pixar believes that it may be particularly difficult to retain its key employees, especially its animators, creative personnel and technical directors, during periods in which it is not developing animated feature films. The loss of the services of any of Messrs. Jobs, Lasseter, Catmull or Levy, Ms. McArthur or of other key employees, especially its animators, creative personnel and technical directors, could have a material adverse effect on Pixar's business, operating results or financial condition. Although none of Pixar's employees are represented by a labor union, it is common for animators and actors at film production companies to belong to a union. Further, Pixar may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact Pixar's business, financial condition or results of operations. For example, many of the actors who provide their voice talents for the Pictures and Derivative Works are members of the Screen Actors Guild, which is currently renegotiating its basic agreement that otherwise expires on June 30, 1998. There can be no assurance that Pixar's employees will not join or form a labor union, or that Pixar will not be directly or indirectly impacted by industry related work stoppages or that Pixar, for certain purposes, will not be required to become a union signatory. See "Business -- Employees" and "Executive Officers of the Company."

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

NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL TO BE SUCCESSFUL

     Pixar's success continues to depend to a significant extent on its ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that Pixar will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for quality animators, creative personnel and technical directors is especially intense because the entertainment market has significantly expanded over the past several years. If Pixar is unable to hire, assimilate and retain qualified personnel in the future, particularly animators, creative personnel and technical directors, such inability would have a material adverse effect on Pixar's business, operating results and financial condition. See
"Business -- Employees" and "Executive Officers of the Company."

DEPENDENCE ON SUCCESSFUL DEVELOPMENT OF APPEALING CREATIVE CONTENT FOR ANIMATED FEATURE FILMS AND RELATED PRODUCTS

     The success of each animated feature film created and produced by Pixar will depend in large part upon the Pixar creative team's ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that achieve broad market acceptance. Traditionally, this has been extremely difficult. Disney provided creative assistance throughout the production of Toy Story, including creative reviews and approvals, and the Co-Production Agreement contemplates that Disney will continue to provide creative assistance to Pixar on feature films and other products made pursuant to that agreement, but there can be no assurance that Disney will continue to provide assistance to Pixar in the development of creative content for its feature films or related products. There also can be no assurance that voices and other intellectual property rights used in an animated feature film will be available for use in any derivative product related to such feature film. For example, Pixar was unable to obtain the rights to use certain voices from Toy Story in the two CD-ROM products based on Toy Story. See "Business -- Creative Development Group."

DISTRIBUTION RISKS

     Disney is required to distribute the five animated feature films to be produced pursuant to the Co-Production Agreement and has agreed to distribute Toy Story Sequel pursuant to the Co-Production Agreement. Distribution of a motion picture generally involves domestic and foreign licensing for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels and armed forces facilities and (v) marketing of other rights of the picture, which may include merchandising, such as CD-ROM titles, toys and soundtrack recordings. Although the Co-Production Agreement provides Pixar with some protection, there can be no assurance that the feature films made under the Co-Production Agreement will be distributed through all of these outlets. For example, Disney has traditionally not made its animated feature films available on pay television other than the Disney Channel or on network television other than ABC, an affiliate of Disney. See
"Business -- Business Model and Products."

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND COMPUTER SYSTEMS FOR TIMELY AND SUCCESSFUL DEVELOPMENT OF FEATURE FILMS AND RELATED PRODUCTS

     There can be no assurance that Pixar will not experience difficulties that could delay or prevent the successful development or production of future animated feature films or other related products. Among other things, because Pixar is dependent upon a large base of software and a large number of computers for the development and production of its animated feature films and related products, an error or defect in the software, a failure in the hardware or a failure of the backup facilities could result in a significant delay in one or more productions in process which, in turn, could result in potentially significant delays in the release dates of Pixar's feature films or other products. For example, early in 1998 Pixar experienced a failure of its backup systems for Toy Story Sequel which resulted in substantial effort to restore data and a loss of certain data, but which is not expected to have a material impact on the schedule for production or release of Toy Story Sequel. However, significant delays in production and significant delays in release dates could have a material adverse effect on Pixar's business, operating results or financial condition. Further, because Pixar relies mostly on internally developed software, Pixar would not be able to rely upon assistance from third parties in the event that the software fails. See "Business -- Technology."

CONCENTRATION OF STOCK OWNERSHIP

     Pixar's Chief Executive Officer, Steven P. Jobs, beneficially owns approximately 68.9% of the outstanding Common Stock as of March 18, 1998. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar.

RISK OF SUBSTANTIAL ADDITIONAL COSTS RELATED TO FACILITIES EXPANSION

     In May 1997, Pixar exercised its option (which option Pixar purchased in 1996) and paid $5.8 million to purchase approximately 15 acres of land in Emeryville, California to build a new headquarters and studio facility. To construct the facility, Pixar currently expects to incur total capital expenditures of more than $17 million in 1998 and more than $31 million in 1999. To date, Pixar has chosen to use its existing cash resources to fund facility-related costs. Pixar may continue to use its cash resources for such expenditures, or may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If Pixar chooses to seek financing for such expenditures, there can be no assurance that such financing will be available on terms reasonably acceptable to Pixar or at all. See "Liquidity Risks" and "Properties" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the 1997 Annual Report to Shareholders.

NEED FOR TECHNOLOGICAL ADVANCEMENT TO BE SUCCESSFUL

     Substantially all of Pixar's revenues have been derived, and substantially all of Pixar's future revenues are expected to be derived, from the use and license of Pixar's proprietary technologies. Pixar expects that it will be required to enhance these technologies and to develop new technologies in order to be successful in its industry and in the licensing of its RenderMan software. There can be no assurance that Pixar will be successful in enhancing its existing technologies or in developing and utilizing new technologies, or that competitors will not develop technology that is equivalent or superior to Pixar's technologies or that makes Pixar's technologies obsolete. If Pixar is unable to develop enhancements to its existing technologies or new technologies as required, Pixar's business, operating results or financial condition could be materially adversely affected. See "Business -- Technology" and "Competition -- Movie Studios."

DEPENDENCE ON PROPRIETARY RIGHTS

     No Assurance That Patents Will Issue From Applications or Sufficiently Protect Pixar's Technology

     Pixar's success and ability to compete is dependent in part upon its proprietary technology. While Pixar relies on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect its proprietary rights, Pixar believes that factors such as the technical and creative skills of its personnel are more essential to its success and ability to compete. Pixar currently is the owner of eight patents issued in the United States, one patent issued in the United Kingdom, one patent issued in France, one patent issued in Germany, one patent issued in Japan, two patents issued in Canada and one patent issued by the European Patent Office. In addition, Pixar has a number of patent applications pending in the United States and in foreign countries. There can be no assurance that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect Pixar's technology. In addition, there can be no assurance that any patents that have been issued to Pixar, or that Pixar may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to Pixar. Failure of the patents to provide protection of Pixar's technology may make it easier for Pixar's competitors to offer technology equivalent to or superior to Pixar's technology. See "Business -- Proprietary Rights."

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

LITIGATION AND THREATENED LITIGATION

     On January 21, 1998, an e-mail message was sent to all Pixar employees containing salary data of certain employees as of early 1997. The e-mail was falsely alleged to have been sent from Pixar's Chief Executive Officer, Steven Jobs. Pixar has filed a lawsuit against an unnamed defendant seeking damages and an injunction. In addition, a former employee of Pixar who was named by press reports as a suspect in this matter has threatened Pixar with legal action relating to being named as a suspect. Pixar does not believe these matters will have any material adverse effect on its business, operations or financial condition. However, due to the inherent uncertainties of litigation, there can be no assurance that such litigation will not distract management's time and attention and other resources from the business and will not have a material adverse effect on Pixar's business, operating results or financial condition.

POSSIBLE VOLATILITY OF SHARE PRICE AND RISK OF LITIGATION

     Pixar believes that factors such as the publication of box office results for Pixar's or its competitors' feature films, fluctuations in quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements by Pixar or by its competitors, budget increases, delays in or cancellation of feature film or other product release dates, or other events or factors may cause the market price of Pixar's Common Stock to fluctuate. Moreover, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of such companies. These broad market and industry fluctuations may adversely affect the market price of Pixar's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on Pixar's business, operating results or financial condition.

ITEM 2. PROPERTIES

     Pixar leases approximately 118,000 square feet of office space in Richmond, California. The related leases expire on various dates ranging from July 1999 to May 2001.

     In May 1997, Pixar exercised its option (which option Pixar purchased in 1996) and paid $5.8 million to purchase approximately 15 acres of land in Emeryville, California to build a new headquarters and studio facility. To construct the facility, Pixar will incur substantial capital expenditures in 1998 and 1999. To date, Pixar has chosen to use its existing cash resources to fund facility-related costs. Pixar may continue to use its cash resources for such expenditures, or may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. See "Business -- Certain Factors Affecting Business, Operating Results and Financial Condition -- Risk of Substantial Additional Costs Related to Facilities Expansion." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the 1997 Annual Report to Shareholders.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of Pixar and their ages as of March 18, 1998 are as follows:

       NAME          AGE                            POSITION
-------------------  ---    ---------------------------------------------------------
Steven P. Jobs        43    Chairman, Chief Executive Officer and Office of the
                            President
Edwin E. Catmull      52    Executive Vice President, Chief Technical Officer and
                            Office of the President
Lawrence B. Levy      38    Executive Vice President, Chief Financial Officer, Office
                            of the President and Secretary
John Lasseter         41    Vice President, Creative Development
Sarah McArthur        41    Vice President, Production

     Pixar's executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of Pixar. There is no family relationship between any executive officer or director of Pixar.

     Mr. Jobs is a co-founder of Pixar and has served as its Chairman since March 1991, as its Chief Executive Officer since 1986 and in the Office of the President since 1995. He has been a director of Pixar since 1986. In addition, Mr. Jobs currently serves as interim Chief Executive Officer and as a member of the Board of Directors of Apple Computer, Inc. ("Apple"). Mr. Jobs was also a co-founder of NeXT Software, Inc. ("NeXT"), which developed and marketed object-oriented software for client/server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple. Mr. Jobs then served as an advisor to Apple on a limited basis until assuming his current role as interim Chief Executive Officer at Apple.

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

     Mr. Lasseter has served as Vice President, Creative Development since August 1991 and is currently Director of A Bug's Life in addition to serving as creative head of Pixar's other films and projects. Mr. Lasseter joined Pixar in February 1986 as Animator/Director. From 1984 to 1986, he was an animator at Lucasfilm and from 1979 to 1984 he worked as an animator at The Walt Disney Company. For his work in directing Toy Story, Mr. Lasseter received an Academy Award in 1996 for Special Achievement, and for his work in directing Tin Toy, Mr. Lasseter received an Academy Award in 1988 for Best Short Film (Animated). Mr. Lasseter received a B.F.A. degree in film from the California Institute of the Arts.

     Ms. McArthur has served as Vice President, Production since May 1997, overseeing all Pixar production teams and managing all aspects of making the films. From 1989 to April 1997, Ms. McArthur worked at The Walt Disney Company, where she was most recently Vice President of Production for Disney Feature

Animation, overseeing the production of feature animation films in Disney's Burbank, Florida and Paris studios. During Ms. McArthur's eight years at Disney, she was the Production Manager on The Rescuers Down Under, went on to be the Associate Producer on Beauty and the Beast and an Executive Producer on The Lion King. She was appointed Director of Production in late 1991 and promoted to Vice President of Production in 1994. Prior to working at Disney, Ms. McArthur worked at the Mark Taper Forum as their Production Manager of special projects. Ms. McArthur earned her B.A. degree in Theatre from the University of California, Santa Barbara, and she attended Carnegie-Mellon University's M.F.A. program in Theater Arts.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

     Pixar's Common Stock has traded on The Nasdaq Stock Market under the trading symbol "PIXR" since Pixar's initial public offering on November 29, 1995. The following table sets forth the high and low sale prices per share of Pixar's Common Stock for the periods indicated.

                                                             HIGH        LOW
                                                           --------    -------
1996
  First Quarter..........................................    $29         $18 1/2
  Second Quarter.........................................    $25 1/2     $16 3/4
  Third Quarter..........................................    $19 1/4     $12 1/4
  Fourth Quarter.........................................    $20 1/2     $12 3/4
1997
  First Quarter..........................................    $22 3/4     $12 5/8
  Second Quarter.........................................    $18 1/2     $14 1/8
  Third Quarter..........................................    $24 3/4     $14 1/2
  Fourth Quarter.........................................    $27 1/4     $19 1/2
1998
  First Quarter (through March 18, 1998).................    $38         $20 1/4

     As of March 18, 1998, Pixar had approximately 2,487 shareholders of record. The price for the Common Stock as of the close of business on March 18, 1998 was $33.13 per share. Pixar has never paid any cash dividends on its Common Stock. Pixar intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

USE OF PROCEEDS

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

     As of December 31, 1997, the Company had used the net proceeds from the offering as follows: $11,227,043 for construction of plant, building and facilities, $9,017,312 for the purchase and installation of machinery and equipment, $2,374,000 for the repayment of indebtedness, $42,512,172 for the development of future films and other animated products, $6,229,973 for working capital and $68,300,786 remaining in temporary investments. Of these amounts, $2,374,000 represented direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" in the 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the section entitled "Financial Statements and Selected Financial Data" in the 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item concerning Pixar's directors is incorporated by reference to the information set forth in the section entitled "Election of Directors" in Pixar's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Pixar's fiscal year ended December 31, 1997, except that the information required by this item concerning the executive officers of Pixar is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Election of Directors -- Director Compensation" and "Executive Officer Compensation" in Pixar's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Pixar's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Pixar's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of Pixar's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in Pixar's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of Pixar's fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

     1. Financial Statements. The following financial statements of Pixar and the Independent Auditors' Report therein are incorporated by reference to the portions of Pixar's 1997 Annual Report to Shareholders filed as
        Exhibit 13.1 to this Form 10-K:

       Independent Auditors' Report................................
       Balance Sheets as of December 31, 1996 and 1997.............
       Statements of Operations for the years ended December 31,
         1995, 1996 and 1997.......................................
       Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1995, 1996 and 1997....................
       Statements of Cash Flows for the years ended December 31,
         1995, 1996 and 1997.......................................
       Notes to Financial Statements...............................

     2. Financial Statement Schedule. The following financial statement schedule of Pixar for the years ended December 31, 1995, 1996 and 1997 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Pixar.

       Independent Auditors' Report on Financial Statement
         Schedule..................................................  S-1
       Schedule II -- Valuation and Qualifying Accounts and
         Reserves..................................................  S-2
       Schedules not listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     3. Exhibits: See Item 14(c) below.

(b) Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

(c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(d) Financial Statement Schedules. See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1998.

                                      PIXAR

                                      By:        /s/ LAWRENCE B. LEVY
                                         ---------------------------------------
                                      Lawrence B. Levy
                                      Executive Vice President and Chief
                                      Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven P. Jobs, Lawrence B. Levy and Edwin E. Catmull and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                     TITLE                    DATE
                       ---------                                     -----                    ----

                   /s/ STEVEN P. JOBS                      Chairman of the Board and     March 31, 1998
--------------------------------------------------------    Chief Executive Officer
                     Steven P. Jobs                          (Principal Executive
                                                                   Officer)

                  /s/ LAWRENCE B. LEVY                     Executive Vice President      March 31, 1998
--------------------------------------------------------  and Chief Financial Officer
                    Lawrence B. Levy                       (Principal Financial and
                                                              Accounting Officer)

                   /s/ JILL E. BARAD                               Director              March 31, 1998
--------------------------------------------------------
                     Jill E. Barad

                 /s/ SKIP M. BRITTENHAM                            Director              March 31, 1998
--------------------------------------------------------
                   Skip M. Brittenham

                 /s/ JOSEPH A. GRAZIANO                            Director              March 31, 1998
--------------------------------------------------------
                   Joseph A. Graziano

                  /s/ LARRY W. SONSINI                             Director              March 31, 1998
--------------------------------------------------------
                    Larry W. Sonsini

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders
Pixar:

     Under date of January 30, 1998, we reported on the balance sheets of Pixar as of December 31, 1996 and 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, which are incorporated by reference in the annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of Pixar's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

San Francisco, California
January 30, 1998

                                     PIXAR

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                 BALANCE AT                  DEDUCTIONS:
                                                 BEGINNING                  WRITE OFFS OF    BALANCE AT
                CLASSIFICATION                    OF YEAR      ADDITIONS      ACCOUNTS       END OF YEAR
                --------------                   ----------    ---------    -------------    -----------
Allowance for returns and doubtful accounts
  Year ended December 31, 1995                      $227         $ 61           $ (32)          $256
                                                    ====         ====           =====           ====
  Year ended December 31, 1996.................     $256         $  3           $  --           $259
                                                    ====         ====           =====           ====
  Year ended December 31, 1997.................     $259         $100           $(102)          $257
                                                    ====         ====           =====           ====

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                               EXHIBITS
    -------                              --------
     3.1       Amended and Restated Articles of Incorporation(1)...........
     3.4       Amended and Restated Bylaws, as amended(5)..................
     4.1       See Exhibit 3.1.............................................
     4.2       See Exhibit 3.2.............................................
     4.5       Specimen Common Stock Certificate(1)........................
     4.6       Common Stock and Warrant Purchase Agreement between the
               Registrant and Disney Enterprises, Inc. dated as of February
               23, 1997(4).................................................
     4.7       Form of Common Stock Purchase Warrant to be issued to Disney
               Enterprises, Inc.(4)........................................
     4.8       Form of Registration Rights Agreement by and between the
               Registrant and Disney Enterprises, Inc.(4)..................
    10.1*      1995 Stock Plan, as amended, and forms of agreements
               thereto(5)..................................................
    10.2*      1995 Director Option Plan(1)................................
    10.3*      Form of Indemnification Agreement entered into between the
               Registrant and each of the executive officers and
               directors(1)................................................
    10.4       Agreement between the Registrant and Walt Disney Pictures
               dated May 3, 1991, as amended(1)(6).........................
    10.5       Net Office Lease between the Registrant and Point Richmond
               R&D Associates dated February 15, 1990, as amended(1).......
    10.6       Patent License Agreement between the Registrant and
               Microsoft Corporation dated June 21, 1995(1)(6).............
    10.7*      Employment Agreement between the Registrant and Edwin E.
               Catmull dated August 1, 1991(1).............................
    10.8*      Employment Agreement between the Registrant and John
               Lasseter dated February 24, 1997(4)(6)......................
    10.11      Patent License Agreement between the Registrant and Silicon
               Graphics, Inc. dated March 12, 1996(2)......................
    10.12      Net Office Lease between the Registrant and Point Richmond
               R&D Associates dated November 7, 1995(2)....................
    10.13      Co-Production Agreement between the Registrant and Walt
               Disney Pictures and Television dated February 24, 1997(4)(6)
    10.14      Net Office Lease between the Registrant and Point Richmond
               R&D Associates dated April 1, 1996(3).......................
    10.15      Net Office Lease between the Registrant and Point Richmond
               R&D Associates dated September 12, 1996(3)..................
    10.16      Agreement of Purchase and Sale between the Registrant and
               Del Monte Corporation dated as of September 6, 1996, as
               amended(5)..................................................
    10.17      Amendment to the September 12, 1996 Net Office Lease between the Registrant and Point Richmond R&D Associates dated as of
               May 8, 1997.................................................
    13.1       Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, expressly incorporated by
               reference herein............................................
    23.1       Consent of Independent Auditors.............................

    EXHIBIT
    NUMBER                               EXHIBITS
    -------                              --------
    27.1       Financial Data Schedule.....................................
    27.2       Restated 1996 Financial Data Schedule.......................

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-97918) declared effective on November 28, 1995.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(6) Documents for which confidential treatment has been granted for certain portions of these exhibits.

 *  Indicates management compensatory plan, contract or arrangement.