Form 10-K405/A
period 1997-12-31
PIXAR \CA\
filed 1998-04-30
CIK 1002114

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
                                       To
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR                 COMMISSION FILE NUMBER
                 ENDED                                0-26976
            DECEMBER 31, 1997

                                      PIXAR
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                68-0086179
   (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

             1001 WEST CUTTING BOULEVARD, RICHMOND, CALIFORNIA 94804
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (510) 236-4000

                             ----------------------

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

================================================================================

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 ("Form 10-K") for the purpose of amending Items 10, 11, 12 and 13 of Part III of Pixar's Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name                                              Age(1)   Position with Pixar
-------------------------------------------       ------   -------------------------------------
Steve Jobs.................................        43      Chairman, Chief Executive Officer and
                                                           Office of the President
Larry W. Sonsini...........................        57      Director
Skip M. Brittenham.........................        56      Director
Joseph A. Graziano.........................        54      Director
Jill E. Barad..............................        46      Director

----------------------
(1)  As of April 20, 1998.

         Mr. Jobs is a co-founder of Pixar and has served as its Chairman since March 1991, as its Chief Executive Officer since February 1986 and in the Office of the President since February 1995. He has been a director of Pixar since February 1986. In addition, Mr. Jobs currently serves as interim Chief Executive Officer and as a member of the Board of Directors of Apple Computer, Inc. ("Apple"). Mr. Jobs was also a co-founder of NeXT Software, Inc. ("NeXT"), which developed and marketed object-oriented software for client/server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple. Mr. Jobs then served as an advisor to Apple on a limited basis until assuming his current role as interim Chief Executive Officer at Apple.

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

         Ms. Barad has served as a director of Pixar since July 1997. She has been Chairman & Chief Executive Officer of Mattel, Inc. since October 1997. From January 1997 to October 1997, she was President and Chief Executive Officer of Mattel, Inc., and from July 1992 until December 1996, she was President and Chief Operating Officer. Ms. Barad serves as a director of Mattel, Inc. and Microsoft Corporation.

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

         Based solely on its review of the copies of such forms received by Pixar and written representations from certain reporting persons that no Forms 5 were required for such persons, Pixar believes that during fiscal 1997 all
Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows, as to the Chief Executive Officer and each of the five most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year (the "Named Officers"), information concerning compensation paid for services to Pixar in all capacities during the last three fiscal years.


                                                                                                       Long Term
                                                                                                      Compensation
                                                                                                         Awards
                                                                                                       ----------
                                                                       Annual Compensation             Securities
                                                                     ------------------------          Underlying
Name and Principal Position                            Year          Salary($)       Bonus($)          Options(#)
-------------------------------------------------      ----          ---------       --------          ----------
Steve Jobs  . . . . . . . . . . . . . . . . . . .      1997          $     --        $      --                 --
Chairman, Chief Executive Officer                      1996                --               --                 --
and Office of the President                            1995                --               --                 --

Edwin E. Catmull  . . . . . . . . . . . . . . . .      1997           208,539               --                 --
Executive Vice President, Chief                        1996           198,512               --                 --
Technical Officer and Office of the President          1995           182,646               --          1,600,000

Lawrence B. Levy(1) . . . . . . . . . . . . . . .      1997           208,539               --                 --
Executive Vice President, Chief Financial              1996           197,789               --                 --
Officer and Office of the President                    1995           158,509               --          1,600,000

John Lasseter . . . . . . . . . . . . . . . . . .      1997           625,903        1,250,000            125,000
Vice President, Creative Development                   1996           256,203               --                 --
                                                       1995           200,463           35,000          1,600,000

Sarah McArthur(2) . . . . . . . . . . . . . . . .      1997           196,148               --            200,000
Vice President, Production                             1996               N/A              N/A                N/A
                                                       1995               N/A              N/A                N/A

William T. Reeves(3)  . . . . . . . . . . . . . .      1997           222,219               --                 --
Technical Director, Feature Films                      1996           211,899               --                 --
                                                       1995           172,430               --            840,000

------------

(1)  Mr. Levy joined Pixar in 1995.
(2)  Ms. McArthur joined Pixar in 1997.
(3)  Mr. Reeves has not been an executive officer since May 1997.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows, as to each of the Named Officers, information concerning stock options granted during the fiscal year ended December 31, 1997.

                          OPTION GRANTS IN FISCAL 1997

                                              INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                             ---------------------------------------------------               VALUE AT
                              NUMBER OF      % OF TOTAL                                  ASSUMED ANNUAL RATES
                             SECURITIES        OPTIONS                               OF STOCK PRICE APPRECIATION
                             UNDERLYING      GRANTED TO     EXERCISE                       FOR OPTION TERM(4)
                               OPTIONS      EMPLOYEES IN     PRICE     EXPIRATION    ---------------------------
           NAME              GRANTED(1)    FISCAL YEAR(2)    ($/SH)      DATE(3)          5%              10%
-------------------------    ---------     --------------  ---------   ----------    -----------     -----------
Steven P. Jobs  . . . . .           --             -- %    $      --       --        $        --     $        --
Edwin E. Catmull  . . . .           --             --             --       --                 --              --
Lawrence B. Levy  . . . .           --             --             --       --                 --              --
John Lasseter . . . . . .      125,000(5)         7.6         14.125     2/22/07       1,110,392       2,813,952
Sarah McArthur  . . . . .      200,000(5)        12.2          12.75     1/27/07       1,603,681       4,064,043
William T. Reeves . . . .           --             --             --       --                 --              --

----------

(1) All options in this table were granted under the 1995 Stock Plan and have exercise prices equal to the fair market value on the date of grant.

(2) Pixar granted options for 1,641,700 shares of Common Stock to employees in fiscal 1997.

(3) Options may terminate before their expiration upon the termination of optionee's status as an employee or consultant, the optionee's death or an acquisition of Pixar.

(4) The 5% and 10% assumed rates of appreciation are provided in accordance with rules of the SEC and do not represent Pixar's estimate or projection of the future Common Stock price. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to date.

(5) These options are nonstatutory stock options which vest over a four-year period at the rate of one-fourth at the end of one year from the vesting start date and 1/48th at the end of each month thereafter.

OPTION EXERCISES AND HOLDINGS

         The following table sets forth, for each of the Named Officers, certain information concerning stock options exercised during fiscal 1997, and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1997. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of Pixar's Common Stock as of December 31, 1997.

           AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND FISCAL 1997
                             YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                           UDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                               SHARES         VALUE      OPTIONS AT FISCAL YEAR END     AT FISCAL YEAR END ($)(1)
                             ACQUIRED ON     REALIZED    ---------------------------  ----------------------------
           NAME             EXERCISE (#)       ($)       EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
-------------------------   ------------    ----------   -----------   -------------  ------------  --------------
Steven P. Jobs  . . . . .             --    $       --           --             --     $        --  $           --
Edwin E. Catmull  . . . .        600,000    10,267,750      206,667        283,333       4,427,840       6,070,410
Lawrence B. Levy  . . . .        346,000     6,170,800      682,334        466,666      14,619,006       9,998,319
John Lasseter . . . . . .        240,000     4,395,063      646,667        408,333      13,854,840       7,007,910
Sarah McArthur  . . . . .              0             0            0        200,000               0       1,775,000
William T. Reeves . . . .         55,833     1,214,450      120,000         14,167       2,571,000         303,528

--------------

(1) Market value of underlying securities based on the closing price of Pixar's Common Stock on December 31, 1997 (the last trading day of fiscal
     1997) on the Nasdaq National Market of $21.625 minus the exercise price.



EMPLOYMENT AGREEMENTS

         Pixar has employment agreements with Edwin E. Catmull and William T. Reeves that extend until the earlier of (i) the delivery of Pixar's animated feature film A Bug's Life, (ii) the date the feature film agreement between Pixar and Walt Disney Pictures dated May 3, 1991 terminates or (iii) July 31, 1998. During the term of their employment agreements, Mr. Catmull and Mr. Reeves are prohibited from seeking other employment, except during the last six months of the term of the agreement, and from becoming financially interested or associated with any entity engaged in a related or competitive business. The employment agreements can be terminated by Pixar only upon the respective employee's death or disability or, subject to the consent of Walt Disney Pictures, for cause.

         In February 1997, Pixar entered into a new employment agreement with John Lasseter that extends until February 23, 2004. Pursuant to the agreement, Mr. Lasseter received a signing bonus of $1,250,000 and was granted additional stock options to purchase 125,000 shares of Pixar's Common Stock which vest over four years. The agreement provides for a current annual salary of $756,000 with 8% annual increases. The agreement also provides for the payment of a bonus (the "Motion Picture Bonus") based upon domestic theatrical box office gross receipts from feature-length animated motion pictures ("Feature Films") directed by Mr. Lasseter. Under the agreement, Mr. Lasseter will direct three Feature Films and has the option to direct certain sequels to Feature Films he directed if Pixar elects to produce such sequels within twelve years after the initial release of the applicable picture. During the term of the agreement, Mr. Lasseter is prohibited from accepting other employment and from becoming financially interested or associated with any entity engaged in a related or competitive business. Pixar can terminate the agreement at any time for any reason. However, if Pixar terminates Mr. Lasseter's employment without cause, Pixar must pay Mr. Lasseter (i) an amount equal to 75% of the balance of the salary Mr. Lasseter would have earned through the remainder of the term of the agreement and (ii) any portion of the Motion Picture Bonus as and if due. In addition, the vesting of Mr. Lasseter's stock options would accelerate so that they would be exercisable in full and Mr. Lasseter could accept employment with any third party.


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

        Non-employee directors are eligible to receive option grants pursuant to Pixar's 1995 Director Option Plan (the "Director Plan") which was adopted by the Board of Directors in October 1995, approved by the shareholders in November 1995 and took effect in November 1995. A total of 200,000 shares of Common Stock has been reserved for issuance under the Director Plan. As of April 20, 1998, there were 30,000 options outstanding under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 30,000 shares of Common Stock (the "First Option") to each nonemployee director who first becomes a non-employee director (other than an employee director who ceases to be an employee but remains a director) after the effective date of the Director Plan on the date on which such person first becomes a non-employee director. Beginning on the third anniversary of the date he or she became an outside director, each nonemployee director will automatically be granted an option to purchase 10,000 shares of Common Stock (a "Subsequent Option") each year on the date of such anniversary, provided he or she is then a non-employee director. Each nonemployee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-third of the shares subject to a First Option will vest one year after its date of grant and an additional one-third will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. All of the shares subject to a Subsequent Option will vest one year after the date of the option grant, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of Pixar's Common Stock on the date of the grant of the option. Ms. Barad was granted a First Option in July 1997 at an exercise price of $15.125 per share. Messrs. Brittenham and Graziano and Ms. Barad, all of whom are non-employee directors of Pixar, will be eligible for Subsequent Options under the Director Plan on the third anniversary of the date they became directors. Mr. Sonsini, also a non-employee director, is eligible for Subsequent Options each year on the anniversary of the date he became a director.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Pixar's Compensation Committee was formed in October 1995 and is currently composed of Ms. Barad and Mr. Graziano. No interlocking relationship exists between any member of Pixar's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Pixar.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock of Pixar as of April 20, 1998 for the following: (i) each person who is known by Pixar to own beneficially more than 5% of the outstanding shares of Pixar's Common Stock; (ii) each of Pixar's directors; (iii) each of the Named Officers; and (iv) all directors and executive officers of Pixar as a group.

                                                                                   Number of        Percent
Name of Beneficial Owner                                                          Shares (1)     of Total (1)
------------------------                                                          ----------     ------------
Steve Jobs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,000,001       68.9%
c/o Pixar
1001 West Cutting Boulevard
Richmond, CA 94804

Disney Enterprises, Inc.(2) . . . . . . . . . . . . . . . . . . . . . . . .         2,500,100        5.6
500 South Buena Vista Street
Burbank, CA 91521

First Interstate(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,442,100        5.6

John Lasseter(4)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,010,231        2.3

Edwin E. Catmull(5) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           705,167        1.6

Lawrence B. Levy(6) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           891,034        2.0

Sarah McArthur(7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54,167         *

William T. Reeves(8)  . . . . . . . . . . . . . . . . . . . . . . . . . . .           578,333        1.3

Larry W. Sonsini(9) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20,000         *

Skip M. Brittenham(10)  . . . . . . . . . . . . . . . . . . . . . . . . . .            20,000         *

Joseph A. Graziano(11)  . . . . . . . . . . . . . . . . . . . . . . . . . .            20,000         *

Jill E. Barad . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          --

All directors and executive officers as a group (9 persons)(12) . . . . . .        32,720,600       72.8
                                                                                   ----------       ----

-------------------------

*      Represents less than 1% of the total.

(1) Based on 43,545,826 shares outstanding on April 20, 1998. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission ("SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of April 20, 1998 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2) As indicated in the Schedule 13D filed by Disney Enterprises, Inc. pursuant to the Exchange Act on April 18, 1997. Includes 1,500,000 shares issuable upon exercise of warrants.

(3) As indicated in the Schedule 13G filed by Transamerica Corporation pursuant to the Exchange Act on February 17, 1998.

(4) Includes 495,730 shares subject to options that are exercisable within 60 days of April 20, 1998.

(5) Includes 106,667 shares subject to options that are exercisable within 60 days of April 20, 1998.

(6) Includes 657,334 shares subject to options that are exercisable within 60 days of April 20, 1998.

(7) Includes 54,167 shares subject to options that are exercisable within 60 days of April 20, 1998.

(8) Includes 105,000 shares subject to options that are exercisable within 60 days of April 20, 1998.
(9) Includes 20,000 shares subject to options that are exercisable within 60 days of April 20, 1998.

(10) Includes 20,000 shares subject to options that are exercisable within 60 days of April 20, 1998.

(11) Includes 20,000 shares subject to options that are exercisable within 60 days of April 20, 1998.

(12) Includes 1,373,898 shares subject to options that are exercisable within 60 days of April 20, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April 1998.


                                        PIXAR

                                            /s/ LAWRENCE B. LEVY
                                        By:_____________________________________
                                           Lawrence B. Levy
                                           Executive Vice President and
                                           Chief Financial Officer