Form 10-Q
period 1998-03-28
PIXAR \CA\
filed 1998-05-12
CIK 1002114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

        (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 28, 1998.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

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

                                Yes [X]   No [ ]

        The number of shares outstanding of the registrant's Common Stock as of May 5, 1998 was 43,843,686.

PART I -- FINANCIAL INFORMATION

        Item 1. Financial Statements

                                      PIXAR
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    March 28,       December 31,
                                                                      1998              1997
                                                                    ---------       ------------
                                                                   (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $   5,576       $ 101,847
   Short-term investments                                             162,875          74,198
   Trade and other accounts receivable, net                             6,378           3,988
   Prepaid expenses and other current assets                              761             783
                                                                    ---------       ---------
                Total current assets                                  175,590         180,816

Property and equipment, net                                            21,250          21,462
Capitalized film production costs, long-term                           36,085          28,589
Other assets                                                              229             201
                                                                    ---------       ---------
                Total assets                                        $ 233,154       $ 231,068
                                                                    =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $     691       $   1,694
   Income taxes payable                                                 1,596           1,776
   Payable to Disney                                                    2,249           2,162
   Accrued liabilities                                                  6,148           7,276
   Unearned revenue                                                       654             860
                                                                    ---------       ---------
                Total current liabilities                              11,338          13,768
                                                                    ---------       ---------
Commitments and contingencies

Shareholders' equity:
   Preferred stock; no par value; 5,000,000 shares authorized
   and no shares issued and outstanding                                    --              --
   Common stock; no par value; 100,000,000 shares authorized;
   43,521,476 and 42,410,707 shares issued and outstanding
   as of March 28, 1998 and December 31, 1997, respectively           211,594         210,902
   Unrealized gain (loss) on investments                                  (63)             29
   Deferred compensation                                                 (316)           (414)
   Retained earnings                                                   10,601           6,783
                                                                    ---------       ---------
                Total shareholders' equity                            221,816         217,300
                                                                    ---------       ---------
                Total liabilities and shareholders' equity          $ 233,154       $ 231,068
                                                                    =========       =========



                 See accompanying notes to financial statements.

                                      PIXAR
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           Quarter Ended
                                                                      -----------------------
                                                                      March 28,     March 31,
                                                                        1998          1997
                                                                      ---------     ---------
Revenues:
   Software                                                           $    673      $  1,418
   Animation services                                                      171            --
   Film                                                                  4,036         6,301
   Patent licensing                                                        117           148
                                                                      --------      --------
          Total revenues                                                 4,997         7,867
                                                                     --------      --------
Cost of revenues:
   Software                                                                 36             9
   Animation services                                                       38            --
   Film                                                                     --           558
                                                                      --------      --------
          Total cost of revenues                                            74           567
                                                                      --------      --------
          Gross profit                                                   4,923         7,300
                                                                      --------      --------
Operating expenses:
   Research and development                                                866         1,081
   Sales and marketing                                                     218           252
   General and administrative                                            1,766         1,227
                                                                      --------      --------
          Total operating expenses                                       2,850         2,560
                                                                      --------      --------
          Income from continuing operations                              2,073         4,740
                                                                      --------      --------
Other income, net                                                        2,400         2,135
                                                                      --------      --------
          Income from continuing operations before income taxes          4,473         6,875
Income tax expense                                                       1,029         1,650
                                                                      --------      --------
          Net income from continuing operations                          3,444         5,225
Income (loss) from discontinued operations (net of income tax
  expense of $112 in 1998 and income tax benefit of $24 in 1997)           374           (77)
                                                                      --------      --------
          Net income                                                  $  3,818      $  5,148
                                                                      ========      ========
Shares used in computing basic net income (loss) per share              43,119        39,570
                                                                      ========      ========
Basic net income per share from continuing operations                 $   0.08      $   0.13
Basic net income (loss) per share from discontinued operations            0.01         (0.00)
                                                                      --------      --------
Basic net income per share                                            $   0.09      $   0.13
                                                                      ========      ========
Shares  used in  computing  diluted  net income (loss) per share        50,316        46,906
                                                                      ========      ========
Diluted net income per share from continuing operations               $   0.07      $   0.11
Diluted net income (loss) per share from discontinued operations          0.01         (0.00)
                                                                      --------      --------
Diluted net income per share                                          $   0.08      $   0.11
                                                                      ========      ========



                 See accompanying notes to financial statements.

                                      PIXAR
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Quarter Ended
                                                                              -------------------------
                                                                              March 28,       March 31,
                                                                                1998            1997
                                                                              ---------       ---------
Cash flows from operating activities:
   Net income                                                                 $   3,818       $   5,148
   Adjustments to reconcile net income to net cash
   provided by (used in) continuing operating activities:
      Discontinued operations                                                      (374)             77
      Amortization of deferred compensation                                          98             192
      Depreciation and amortization                                               1,151             338
      Amortization of capitalized film production costs                              --             558
      Credits from patent licensing, net of expense items                          (114)           (117)
      Changes in operating assets and liabilities:
         Trade and other accounts receivable                                     (2,390)          1,193
         Prepaid expenses and other current assets                                  136             256
         Accounts payable                                                        (1,003)            (71)
         Income taxes payable                                                      (180)          1,510
         Payable to Disney                                                           87              --
         Accrued liabilities                                                     (1,128)          1,634
         Unearned revenue                                                          (206)            172
                                                                              ---------       ---------
            Net cash provided by (used in) continuing operations                   (105)         10,890
            Net cash provided by discontinued operations                            374             112
                                                                              ---------       ---------
            Net cash provided by operating activities                               269          11,002
                                                                              ---------       ---------
Cash flows from investing activities:
   Purchase of property and equipment                                              (939)         (1,831)
   Proceeds from sale of short-term securities                                   13,417          29,585
   Investments in short-term securities                                        (102,186)        (24,021)
   Capitalized film production costs                                             (7,496)         (4,440)
   Other assets                                                                     (28)           (399)
                                                                              ---------       ---------
      Net cash used in investing activities                                     (97,232)         (1,106)
                                                                              ---------       ---------
Cash flows from financing activities:
   Net proceeds from issuance of common stock and warrants, net                      --          14,896
   Proceeds from exercised  stock options                                           692             389
                                                                              ---------       ---------
      Net cash provided by financing activities                                     692          15,285
                                                                              ---------       ---------
Net increase (decrease) in cash and cash equivalents                            (96,271)         25,181
Cash and cash equivalents at beginning of period                                101,847          44,648
                                                                              ---------       ---------
Cash and cash equivalents at end of period                                    $   5,576       $  69,829
                                                                              =========       =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                             $   1,320       $      --
                                                                              =========       =========
 Supplemental disclosure of non-cash investing and financing activities:
     Credits from patent licensing                                            $     117       $     148
                                                                              =========       =========
     Non-cash film production costs capitalized                               $      --       $   8,235
                                                                              =========       =========
     Unrealized gain (loss) on investments                                    $     (92)      $     212
                                                                              =========       =========



                 See accompanying notes to financial statements.

                                      PIXAR

                          NOTES TO FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Pixar's financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, including notes thereto, incorporated by reference into Pixar's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the quarter ended March 28, 1998 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 1998 financial statement presentation.

(2) FISCAL YEAR

     Effective for fiscal year 1998, the Company adjusted its fiscal year end from December 31 to the 52 or 53-week period that ends on the Saturday nearest December 31. As a result, the first quarter of 1998 represents the thirteen-week period ended March 28, 1998. The 1998 fiscal year will end on January 2, 1999 and will consist of 53 weeks.

(3) EARNINGS PER SHARE CALCULATION

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants.

     Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                      Quarter Ended
                                 -----------------------------------------------------------------------------------------
                                                March 28, 1998                                 March 31, 1997
                                 -----------------------------------------       -----------------------------------------

                                     Net                                           Net
                                   Income         Shares            EPS           Income          Shares            EPS
                                 ---------       ---------       ---------       ---------       ---------       ---------
BASIC NET INCOME PER SHARE       $   3,818          43,119       $    0.09       $   5,148          39,570       $    0.13

EFFECT OF DILUTIVE SHARES:
   WARRANTS/OPTIONS                     --           7,197                              --           7,336
                                 -------------------------                       -------------------------
DILUTED NET INCOME PER SHARE     $   3,818          50,316       $    0.08       $   5,148          46,906       $    0.11
                                 =========================                       =========================

 (4)  FEATURE FILM PRODUCTION AND CO-PRODUCTION AGREEMENT

        FEATURE FILM AGREEMENT

     In 1991, Pixar entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney") to develop and produce up to three computer animated feature films (the "Feature Film Agreement"). Under the Feature Film Agreement, Pixar is entitled to receive compensation based on the revenue from the distribution of these films and related products. In 1995, Pixar released its first feature film under the terms of the Feature Film Agreement, Toy Story, and recognized related revenues of $6.3 million and $4.0 million for the quarters ended March 31, 1997 and March 28, 1998, respectively, for a total of $49.8 million since the film's release. All production costs incurred by Pixar through 1995 were reimbursed by Disney on a current basis and recorded by Pixar as cost reimbursements. Accordingly, these reimbursements were not recorded as revenue.

        CO-PRODUCTION AGREEMENT

     In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which now governs all films made by Pixar since Toy Story. Films in development or production by Pixar as of March 28, 1998 include A Bug's Life, Toy Story 2, and Pixar's fourth film ("Film Four"). Under the Co-Production Agreement, Pixar, on an exclusive basis, will produce five computer animated theatrical motion pictures (the "Pictures") for distribution by Disney. A Bug's Life and Film Four count toward the five Pictures, whereas Toy Story 2 is a derivative work that will not count towards the five Pictures. However, Pixar and Disney have agreed that all provisions of the Co-Production Agreement applicable to the Pictures will also apply to Toy Story 2. Pixar and Disney will co-own, co-brand and co-finance the production costs of the Pictures, and will share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all Disney marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar will produce each Picture and Disney will control decisions relating to film and distribution.

(5) DISCONTINUED OPERATIONS

   In 1996, Pixar entered into an agreement with Disney to develop and produce interactive CD-ROM titles based on Toy Story. Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and reassigned all of the approximately 60 employees in this division to feature film productions and other departments within Pixar. The CD-ROM division incurred a loss of $77,000, net of income tax benefits, for the quarter ended March 31, 1997. Pixar recorded income from discontinued operations of $374,000, net of income taxes, for the quarter ended March 28, 1998, due to royalty income received for the Toy Story CD-ROM products. Pixar anticipates future royalty income will exceed costs to be incurred in all future periods, but that such amounts will not be significant.

(6) COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting of Comprehensive Income. SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no material differences between net income and comprehensive income for the quarters ended March 28, 1998 and March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Anticipated Net Losses in 1998 and The First Half of 1999", "Dependence on Toy Story, A Bug's Life and Toy Story 2", and "Liquidity Risks" as well as those noted in the section entitled "Certain Factors Affecting Business, Operating Results and Financial Condition" in Pixar's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). Particular attention should be paid to the cautionary language in the section in the Form 10-K entitled "Certain Factors Affecting Business, Operating Results and Financial Condition--Anticipated Net Losses in 1998 and The First Half of 1999," "--Dependence on Toy Story, A Bug's Life and Toy Story 2," "--Liquidity Risks," "--Scheduled Successive Release of Films; Management Growth" and "--Risks Associated With Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

        Pixar's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Form 10-K. The following discussion should be read in conjunction with the sections entitled "Certain Factors Affecting Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. In particular, the factors set forth below in "Factors Affecting Operating Results and Financial Condition" could affect the Company's operating results and financial condition.

CO-PRODUCTION AGREEMENT

        In February 1997, Pixar and Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney"), entered into a co-production agreement (the "Co-Production Agreement") pursuant to which Pixar, on an exclusive basis, will produce five computer animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney over approximately the next ten years. Pixar and Disney will co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and certain other fees or costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Disney and Pixar have agreed that the first Picture under the Co-Production Agreement is the Picture with the working title "A Bug's Life." The Co-Production Agreement also contemplates that with respect to interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. Pixar will not share in any theme park revenues as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse Pixar for its share of certain general and administrative costs and certain research and development costs that benefit the productions.

        In February 1998, Pixar and Disney agreed to produce a theatrical motion picture sequel to Toy Story (with the working title, "Toy Story 2"), in lieu of the Toy Story made-for-home video sequel. Toy Story 2 will be Pixar's third feature film and will not be released until late 1999 at the earliest. Because Toy Story 2 is a derivative work of the original Toy Story, it will not be counted toward the five Pictures to be produced under the Co-Production Agreement. However, for all other purposes, Toy Story 2 will be treated as a "Picture" under the Co-Production Agreement. Accordingly, Toy Story 2 has been added to the definition of Pictures produced and financed under the

Co-Production Agreement and all the provisions applicable to the other five Pictures apply. Since 1996, Pixar has been producing Toy Story 2 for the less expensive made-for-home video format. Therefore, Pixar will necessarily spend substantially more production time and incur substantially higher production costs to convert Toy Story 2 into a feature-length and feature-quality motion picture.

        At the present time, Pixar continues story development on its fourth theatrical film ("Film Four"). This film will be developed and distributed under the Co-Production Agreement and will count as the second of the five original films to be produced under the Co-Production Agreement. Production of Film Four has not yet begun, and Disney and Pixar have not yet approved the story treatment and budget as required under the Co-Production Agreement. Film Four is not expected to be released until the end of 2000 at the earliest.

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


RESULTS OF OPERATIONS

        REVENUES

        Total revenues for the quarter ended March 28, 1998 were $5.0 million compared to $7.9 million in the same period of the prior year. The decrease was primarily due to declines in Toy Story-related revenue and in software license revenue.

        Software revenues consist mainly of software license revenue, principally from RenderMan. Software revenues decreased by 53% to $673,000 for the quarter ended March 28, 1998 from $1.4 million in the corresponding prior year period. The decrease in software revenues resulted from a general decrease in the number of RenderMan software licenses due to Pixar's focus on content creation for animated feature films and related products. Pixar expects ongoing variability in revenues derived from software licenses and that such revenue may continue to decline. All historical and future royalty income associated with Pixar's discontinued CD-ROM division has been and will continue to be excluded from software revenue and presented in results of discontinued operations. See "Results of Discontinued Operations."

        Animation services revenues of $171,000 for the quarter ended March 28, 1998 primarily represents revenue from a short project related to Pixar's films. Pixar expects that revenue in this area will vary significantly from quarter to quarter. It is likely that in some or all of the remaining quarters in 1998, Pixar will generate no animation services revenues due to the fact that Pixar has transferred substantially all of its animation services employees to assist in the completion of A Bug's Life. There can be no assurance that Pixar will generate any animation services revenues during periods in which its animation services employees are devoted to feature films or other projects, such as will be the case throughout most of 1998, and may be the case thereafter.

        Film revenues decreased to $4.0 million for the quarter ended March 28, 1998 from $6.3 million in the corresponding prior year period. First quarter 1997 film revenues primarily represent Pixar's initial share of Toy Story home video revenues as determined under the original Feature Film Agreement. First quarter 1998 film revenues represent Pixar's share of Toy Story-related merchandising royalties, the 1997 ABC television airing of Toy Story and Toy Story-related home video revenue. Since Pixar has already recognized the vast majority of the revenue it expects to receive from Toy Story, and since Pixar's next feature film, A Bug's Life, is not targeted for release until the end of 1998 at the earliest, Pixar expects that revenue and earnings will continue to decline in subsequent periods as compared to 1997.

        Patent licensing revenues of $117,000 for the quarter ended March 28, 1998 and $148,000 in the same period of the prior year were attributable to a patent license with Silicon Graphics, Inc. ("SGI"), whereby Pixar granted to SGI and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, SGI agreed to pay Pixar total compensation of $11.0 million, of which $6.0 million was paid in cash in March 1996 and $5.0 million was to be paid in the form of purchase credits for SGI hardware and software through the year 2000. Recognition of the $5.0 million in credits depended upon purchases of the hardware and software to be obtained from SGI in lieu of payment. In the quarter ended March 31, 1997, revenue of $148,000 was recognized representing credits used during that period. For the quarter ended March 28, 1998, revenue of $117,000 was recognized representing credits used during that period. Since March 1996, Pixar has used substantially all of the $5.0 million worth of credits, with the remaining credits of $27,000 expected to be used during 1998. Pixar does not expect that patent licensing revenues will be generated on an on-going basis.

        For the quarter ended March 28, 1998, Disney accounted for 84% of Pixar's total revenues. The revenues from Disney consisted primarily of film and animation services revenues. Pixar expects to continue to be dependent upon Disney for a majority of its revenue. Substantially all of the Disney revenue for the quarter was included in trade and other accounts receivable and represented 62% of the balance at March 28, 1998. For the quarter ended March 31, 1997, Disney accounted for 88% of Pixar's total revenues, primarily from film and software revenues.

        COST OF REVENUES

        Cost of software revenues consists of the direct costs and manufacturing overhead required to reproduce and package software products. Cost of software revenues as a percentage of the related revenues increased to 5% for the quarter ended March 28, 1998 from 1% in the prior year period due to an increase in the cost of related manuals. Cost of software revenues includes no amortization of capitalized software development expenses.

        Cost of animation services revenues consists of production costs, which include salaries, benefits, facility expenses and department overhead costs. Costs of animation services revenues as a percentage of related revenues was 22% for the quarter ended March 28, 1998. During the quarter ended March 31, 1997, there were no animation services revenues nor related costs.

        Cost of film revenues represent amortization of film costs capitalized by Pixar. See "Capitalized Film Production Costs." Due to higher than expected Toy Story film revenues, which resulted in Pixar's amortizing all Toy Story related film costs by December 31, 1997, there was no cost of revenues associated with film revenues for the quarter ended March 28, 1998. Any further Toy Story film-related revenues will have no associated cost of revenues. Cost of film revenues as a percentage of the related revenues was 9% for the quarter ended March 31, 1997.

        There is no cost of revenues associated with patent licensing revenues.

        OPERATING EXPENSES

        Total operating expenses for the quarter ended March 28, 1998 were higher than in the prior year, and Pixar intends to continue to increase its spending levels in a number of areas. First, as a result of intense competition for animators, creative personnel, technical directors and certain administrative personnel, Pixar has had to pay higher salaries to attract new creative, technical and other personnel. Pixar expects compensation for such personnel to continue to increase. In the quarter ended March 28, 1998, Pixar expanded its administrative staff, increased systems and facilities costs and expanded other operations. Pixar expects continued growth in operating expenses in these areas.

        Under the Co-Production Agreement, Disney reimburses Pixar for its share of certain general and administrative costs and certain research and development costs that benefit the productions. The funding from Disney is treated as operating expense reimbursements. Further, a portion of Pixar's general and administrative overhead costs which benefit the productions are capitalized by Pixar. In addition, because Disney is responsible for paying all film marketing costs under the Co-Production Agreement, to the extent that Pixar incurs film marketing costs, Disney is responsible for reimbursing Pixar for such costs. To the extent that spending in any of these areas is not capitalized by Pixar nor paid for by Disney under the Co-Production Agreement, and precede or are not subsequently followed by an increase in revenues, Pixar's business, operating results and financial condition will be materially adversely affected.

        Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product, for Pixar's proprietary Marionette and Ringmaster software and for certain other unreimbursed projects. Research and development expenses totaled $866,000 and $1.1 million for the quarters ended March 28, 1998 and March 31,1997, respectively. The decrease was due to the completion of a significant research and development project in the quarter ended December 31, 1997, coupled with the reassignment of certain research and development employees to work on film productions. Pixar expects increased research and development spending in future quarters. To date, all software development costs have been expensed as incurred.

        Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support the software segment and complement the film segment. Sales and marketing expenses decreased 13% to $218,000 for the quarter ended March 28, 1998 from $252,000, due to the reimbursement by Disney of all film-specific marketing costs incurred. Pixar expects that marketing expenses may increase in absolute dollars in future periods, particularly in the areas of corporate marketing and public relations.

        General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased 44% to $1.8 million for the quarter ended March 28, 1998 from $1.2 million in the same period of the prior year. The increase was primarily due to increased staffing and increased systems and facilities costs. Growth in these costs is partially offset by the recovery of certain general and administrative costs reimbursed by Disney under the Co-Production Agreement. Pixar continues to expect general and administrative expenses to increase in absolute dollars in future periods as Pixar incurs additional costs to expand its administrative staff and facilities.

        OTHER INCOME (EXPENSE), NET

        Other income, net was $2.4 million and $2.1 million for the quarters ended March 28, 1998 and March 31, 1997, respectively, consisting primarily of interest income on investments of the net proceeds from Pixar's initial public offering of common stock.

        INCOME TAXES

        Income tax expense from continuing operations for the quarter ended March 28, 1998 reflects Pixar's federal and state income tax liability after near complete utilization of remaining net operating loss carryforwards and federal and state tax credits. Income taxes decreased for the quarter ended March 28, 1998 as a result of the Company's projected lower results for fiscal year 1998 and the benefit of certain tax deductions occurring in 1998.

        RESULTS OF DISCONTINUED OPERATIONS

        After the Co-Production Agreement was executed, Pixar determined that, despite the fact that Pixar's first CD-ROM titles were successful on relative terms, the resources devoted to its interactive products division would be better allocated to other projects arising from the Co-Production Agreement. Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and has redirected the approximately 60 employees that were in this division to feature film productions and related projects within Pixar.

        The discontinued CD-ROM division incurred a loss of $77,000, net of income tax benefits, for the quarter ended March 31, 1997. Pixar recorded income from discontinued operations of $374,000, net of income taxes, for the quarter ended March 28, 1998, due to royalty income received for the Toy Story CD-ROM products. Pixar anticipates future royalty income, if any, will exceed costs to be incurred in all future periods, but that such amounts will not be significant.

FACTORS AFFECTING OPERATING RESULTS AND FINANCIAL CONDITION

        The following is a discussion of certain factors which currently impact or may impact Pixar's business, operating results and/or financial condition. Anyone making an investment decision with respect to Pixar's capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in Pixar's Form 10-K under the section entitled "Certain Factors Affecting Business, Operating Results and Financial Condition."

        ANTICIPATED NET LOSSES IN 1998 AND THE FIRST HALF OF 1999

        A number of factors are expected to result in net losses for fiscal year 1998 and in the first half of 1999, as discussed more fully below.

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

     TIMING OF A BUG'S LIFE AND TOY STORY 2 RELEASES

        A Bug's Life is not expected to be released until the end of 1998 at the earliest, and revenue attributable to A Bug's Life is not expected to be recognized until after all marketing and distribution costs and fees have been recovered by Disney. Recovery of all marketing and distribution costs and fees depends on many factors and may not occur until six to twelve months after its release at the earliest, making it likely that Pixar will not recognize any revenue from A Bug's Life until the second half of 1999 at the earliest. In addition, Toy Story 2 is not expected to be released until the end of 1999 at the earliest. As with A Bug's Life, Pixar does not expect to recognize any revenue from Toy Story 2 until six to twelve months after its release at the earliest. Therefore, Pixar is unlikely to recognize any revenue from Toy Story 2 until the second half of 2000 at the earliest.

        LIMITED CD-ROM INCOME

        Although its first two CD-ROM products were successful on relative terms, Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products in favor of other opportunities arising, in part, as a result of entering the Co-Production Agreement. Pixar has not recognized and will not recognize any CD-ROM income from this discontinued operation in 1998 or thereafter, other than royalty income attributable to the two existing Toy Story CD-ROM products. Pixar has redirected all of the approximately 60 employees that were in this division to feature film productions and other departments within Pixar.

     POSSIBLE DECLINE IN REVENUES FROM RENDERMAN LICENSING DUE TO SHIFT IN FOCUS

        As a result of Pixar's reduced emphasis on the commercialization of software in favor of products sold for their content, Pixar expects to dedicate less time and resources to distributing and marketing RenderMan than it has in the past and further expects that licensing of RenderMan may decline, as was the case in the quarter ended March 28, 1998.

      INCREASE IN OPERATING EXPENSES

   In 1997 and the first quarter of 1998, Pixar significantly increased its operating expenses, and Pixar plans to continue to increase its operating expenses to fund greater levels of research and development and to expand operations. Specifically, Pixar expects its spending levels to increase significantly due to continued investment in proprietary software systems, increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, and increased costs associated with the expansion of its facilities.

A portion of Pixar's operating expenses that are allocable to film productions are capitalized by Pixar or reimbursed by Disney under the Co-Production Agreement. To the extent that such expenses are not capitalized by Pixar nor paid for by Disney, Pixar's operating expenses will significantly increase in 1998. In addition, if the story currently under development for Film Four is canceled because Pixar and Disney are unable to reach final agreement on a treatment and budget, Pixar could be required to write-off certain related story development costs previously capitalized. If such event occurs in 1998, then all or a portion of these costs would be written off in 1998.

    IMPACT ON OPERATING RESULTS

        As a result of the above factors, Pixar expects revenue to substantially decline for fiscal year 1998 as compared to the year ended December 31, 1997. At the same time, Pixar's operating expenses are expected to increase in 1998, even after giving effect to capitalization of film production costs and allocation of certain operating expenses to Disney under the Co-Production Agreement. Therefore, Pixar expects revenue and operating results in the second, third and fourth quarters of 1998 to decline substantially from the first quarter of 1998 and from the same quarters of 1997. Pixar expects operating and net losses in each of the next three quarters of 1998 and in the first half of 1999. Operating results thereafter will depend upon the success of Pixar's next films, starting with A Bug's Life.

     DEPENDENCE ON TOY STORY, A BUG'S LIFE AND TOY STORY 2

     DEPENDENCE ON TOY STORY

   For at least the remainder of 1998 and the first half of 1999, Pixar's revenue and operating results will again be largely dependent upon whatever remains to be received from Toy Story merchandise royalties, any remaining Toy Story home video revenues and revenues from television airings of Toy Story. Pixar recognized the vast majority of Toy Story home video revenue in 1997 and through the quarter ended March 28, 1998, and expects little revenue from Toy Story or related products for the balance of fiscal year 1998 and thereafter. Pixar also expects little or no royalty income from its Toy Story CD-ROM products for the balance of fiscal year 1998 and thereafter. Because A Bug's Life is not expected to be released until the end of 1998 at the earliest, and Toy Story 2 is not expected to be released until the end of 1999 at the earliest, any other revenues in the balance of 1998 and in the first half of 1999 will be primarily dependent upon Pixar's other businesses, from which Pixar expects limited revenue.

     DEPENDENCE ON A BUG'S LIFE AND TOY STORY  2

   Beyond 1998 and the first half of 1999, Pixar expects to be significantly dependent upon the success of A Bug's Life, Toy Story 2 and Film Four (the "Current Projects") and related products. Although development and/or production on each of the Current Projects is underway, there can be no assurance that any of the Current Projects will be successfully produced and released when scheduled or thereafter. There can be no assurance that Pixar will not experience difficulties that could delay or prevent the successful development or production of any of the Current Projects or subsequent animated feature films or related products. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, Pixar's business, operating results and financial condition will be materially adversely affected.

        The development of Film Four began in late 1996. Although it is currently targeted for release in 2000, to date there has been no final approval under the Co-Production Agreement of the story treatment or the budget for Film Four and there can be no assurance that it will be released as targeted in 2000. As a result, for the next two or three years, Pixar expects to be significantly dependent upon A Bug's Life and Toy Story 2.

     RISKS ASSOCIATED WITH A BUG'S LIFE

         Under the Co-Production Agreement, Pixar shares the production costs of A Bug's Life. These costs will initially be capitalized as film production costs under SFAS No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films, and then be amortized over the expected revenue stream when revenue is recognized. If A Bug's Life is not an extraordinary box office success similar to Toy Story, the amount of revenue recognized will not be significant, and the capitalized production costs will have to be amortized in large amounts over a limited number of quarters, resulting in significant costs of film revenue in those quarters and, potentially, significant quarterly operating and net losses. Animated feature films that become extraordinary box office successes are rare. Pixar believes, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only two movies generated domestic box office revenues greater than Toy Story, and both of those films were produced and distributed solely by Disney. During at least the last five years, Pixar believes that there has been no fully animated feature film (other than Toy Story) produced or developed by a studio other than Disney that has achieved more than $65 million in domestic box office revenues. While A Bug's Life will be co-financed, promoted and marketed by Disney, it will have a different look, theme and musical style than Disney's other recent animated films (except for Toy Story), and there can be no assurance that it will have the same audience appeal as Disney's other animated films. For example, The Nightmare Before Christmas, released in 1993, was an animated feature film with a different appearance than traditional, hand drawn cel animated feature films such as Beauty and the Beast, The Lion King, Aladdin, Pocahontas, The Hunchback of Notre Dame and Hercules and did not experience the same box office returns as those films. As a result, A Bug's Life and related products may not generate significant revenue and operating results for Pixar, even if A Bug's Life is critically acclaimed and achieves substantial, but not extraordinary, box office success.

   RISKS ASSOCIATED WITH TOY STORY 2

        As a theatrical feature film release, Toy Story 2 is subject to the same risks associated with A Bug's Life specified above. In addition, because it is a sequel, there are also risks unique to Toy Story 2. With a theatrical sequel, the story concept and characters are not as novel as the original film. In the vast majority of cases in which a film that achieved domestic box office receipts of greater than $100 million was followed by the release of a sequel, the sequel did not perform as well at the box office as the original. This was the case for sequels to such films as Star Wars, Jurassic Park, Home Alone, Jaws, Batman, Raiders of the Lost Ark, Beverly Hills Cop, Ghostbusters and Back to the Future, among others. In many cases, sequels substantially under-perform the original film. In far fewer cases have sequels performed as well or better than the original blockbuster feature film, and in almost all of the cases, the original feature films and related sequels were action-adventure films, such as Lethal Weapon and Die Hard. Accordingly, there can be no assurance that Toy Story 2 will perform as well as Toy Story at the box office. It is possible that Toy Story 2 will substantially under-perform the original feature film. In addition, fees and participations paid to key talent on Toy Story 2 are substantially greater than for the original film, which will have the effect of increasing the cost of the film.

        As a result of these factors and the same factors associated with A Bug's Life, Toy Story 2 and related products may not generate significant revenue and operating results for Pixar, even if Toy Story 2 is critically acclaimed and achieves substantial, but not extraordinary, box office success.

        PRODUCTION BUDGETS

        Given the escalation in compensation rates of people required to work on the Current Projects, the number of people required to work on the Current Projects, and the equipment needs, the budget for the Current Projects and subsequent films and related products are and will continue to be substantially greater than the budget for Toy Story and will financed equally by Pixar and Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, Pixar believes that it is not uncommon for film production spending to exceed film production budgets and there can be no assurance that any of the Current Projects can be completed within the budgeted amounts. For example, in order to meet the production schedule, substantially all employees from Pixar's animation services group were transferred to A Bug's Life for the duration of its production, which will result in a larger production staff than originally anticipated and which will generate additional production costs.

   DIVIDED RESPONSIBILITIES OF CHIEF EXECUTIVE OFFICER

        Pixar's Chief Executive Officer and Chairman, Steven P. Jobs, is also acting interim Chief Executive Officer at Apple Computer, Inc. ("Apple") until such time as a new Chief Executive Officer is identified and named at Apple. Although Mr. Jobs spends time at Pixar and is active in Pixar's management, he does not devote full time and resources to Pixar. For day to day operations, since 1995, Pixar has established an Office of the President which is comprised of Mr. Jobs as Chief Executive Officer, Edwin E. Catmull as Executive Vice President and Chief Technical Officer, and Lawrence B. Levy, as Executive Vice President and Chief Financial Officer.

LIQUIDITY RISKS

   Pursuant to the Co-Production Agreement, Pixar will co-finance the next five animated feature films which it produces, including A Bug's Life and Film Four. Pixar will also co-finance Toy Story 2 on the same basis as the other theatrical films. In the future, Pixar may co-finance other derivative works such as sequels, interactive products and television productions. In addition, Pixar is planning construction of a new headquarters and studio facility in Emeryville, California, construction of which will begin in the second half of 1998 and which may be financed by the use of Pixar's cash. As Pixar does not expect to generate substantial, if any, cash from operations in 1998, the production costs of A Bug's Life, Film Four and Toy Story 2 and the costs of the new Emeryville facility will have a material adverse impact on Pixar's cash and short-term investment balances. As of March 28, 1998, Pixar had approximately $168.5 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the development and production costs of A Bug's Life, Film Four and Toy Story 2, until Pixar begins receiving cash from the release of these films (which is generally not expected to occur until the second half of 1999 at the earliest). However, even if these films generate cash, unless each is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar will be required to seek financing for its ongoing commitments under the Co-Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the expansion of its facilities. See also "--Liquidity and Capital Resources". The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.

CAPITALIZED FILM PRODUCTION COSTS

    As of December 31, 1997, all capitalized film costs related to Toy Story had been amortized. Pixar had $36.1 million in capitalized film production costs as of March 28, 1998, consisting primarily of costs related to A Bug's Life, Toy Story 2 and Film Four, all of which are being co-financed by Disney under the Co-Production Agreement.

YEAR 2000 COMPLIANCE

   The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Pixar is currently reviewing its products, its internal computer systems and the systems of third parties on which Pixar relies for handling the year 2000. Based on information available to date, Pixar believes that it will be able to complete its year 2000 compliance review and make any necessary modifications to its products and internal systems prior to the end of 1999. Pixar further believes that such review and modification, if any, will not require Pixar to incur any material charge to operating expenses over the next several years. Pixar is also seeking confirmation from third parties that their systems are year 2000 compliant or plans are being developed to address the year 2000 problem. However, there can be no assurance that such third-party systems will be year 2000 compliant or that the failure of such systems to be year 2000 compliant would not have a material adverse effect on Pixar's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and short-term investments decreased $7.5 million to $168.5 million at March 28, 1998 from $176.0 million at December 31, 1997. Working capital decreased $2.7 million to $164.3 million at March 28, 1998 from $167.0 million at December 31, 1997.

    Net cash used in continuing operations for the quarter ended March 28, 1998 was primarily attributable to an increase in trade and other receivables of $2.4 million and a decrease in accounts payable and other accrued liabilities of $2.1 million offset by net income of $3.8 million and the non-cash impact of depreciation expense of $1.2 million. Cash flows used in investing activities were due primarily to investments in short-term securities of $102.2 million, the purchase of property and equipment of $939,000 and funding of film production costs of $7.5 million, offset by net proceeds from maturities of short-term securities of $13.4 million. Cash flows provided by financing activities were due to proceeds from the exercise of stock options.

    As of March 28, 1998, Pixar's principal source of liquidity was approximately $168.5 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet the Company's operating requirements through the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy Pixar's liquidity requirements, Pixar may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. There can be no assurance that financing will be available to Pixar in an amount and on terms acceptable to Pixar.

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

     As of March 28, 1998, the Company had used the net proceeds from the offering as follows: $12,073,466 for construction of plant, building and facilities, $9,106,731 for the purchase and installation of machinery and equipment, $2,374,000 for the repayment of indebtedness, $51,248,678 for the development of future films and other animated products, $14,159,830 for working capital and $50,698,581 remaining in temporary investments. Of these amounts, $2,374,000 represented direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) EXHIBITS

           27.1     Financial Data Schedule

     (b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by Pixar during the quarter ended March 28, 1998.


ITEMS 1, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PIXAR

Date: May 12, 1998                              By: /s/ Lawrence B. Levy
      ------------------------------                ----------------------------
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