Form 10-Q
period 1998-06-27
PIXAR \CA\
filed 1998-08-11
CIK 1002114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998.

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-26976


                                      PIXAR
             (Exact name of registrant as specified in its charter)


          California                                             68-0086179
-------------------------------                              -------------------
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

                                Yes [X]    No [ ]

The number of shares outstanding of the registrant's Common Stock as of August 5, 1998 was 44,441,342.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      PIXAR
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JUNE 27,          DECEMBER 31,
                                                                                  1998               1997
                                                                                ---------          ---------
                                                                               (Unaudited)
                                          ASSETS
Current assets:
    Cash and cash equivalents                                                   $  41,170          $ 101,847
    Short-term investments                                                        119,819             74,198
    Trade and other accounts receivable, net                                        5,009              3,988
    Prepaid expenses and other current assets                                       1,199                783
                                                                                ---------          ---------
                Total current assets                                              167,197            180,816

Property and equipment, net                                                        24,867             21,462
Capitalized film production costs, long-term                                       43,709             28,589
Other assets                                                                        3,104                201
                                                                                ---------          ---------
                Total assets                                                    $ 238,877          $ 231,068
                                                                                =========          =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $   1,154          $   1,694
    Income taxes payable                                                            1,734              1,776
    Payable to Disney                                                               1,562              2,162
    Accrued liabilities                                                             6,099              7,276
    Unearned revenue                                                                  835                860
                                                                                ---------          ---------
                Total current liabilities                                          11,384             13,768
                                                                                ---------          ---------
Commitments and contingencies

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized
        and no shares issued and outstanding                                          --                 --
    Common stock; no par value; 100,000,000 shares authorized;
        44,350,910 and 42,410,707 shares issued and outstanding
        as of June 27, 1998 and December 31, 1997, respectively                   215,083            210,902
    Unrealized gain (loss) on investments                                             (19)                29
    Deferred compensation                                                            (229)              (414)
    Retained earnings                                                              12,658              6,783
                                                                                ---------          ---------
                Total shareholders' equity                                        227,493            217,300
                                                                                ---------          ---------
         Total liabilities and shareholders' equity                             $ 238,877          $ 231,068
                                                                                =========          =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                            QUARTER ENDED          SIX MONTHS ENDED
                                                                         --------------------    --------------------
                                                                         JUNE 27,    JUNE 30,    JUNE 27,    JUNE 30,
                                                                           1998        1997        1998        1997
                                                                         --------    --------    --------    --------
Revenues:
    Software                                                             $    854    $  1,060    $  1,527    $  2,478
    Animation services                                                         --         269         171         269
    Film                                                                    2,912      11,596       6,948      17,897
    Patent licensing                                                            3       1,451         120       1,599
                                                                         --------    --------    --------    --------
        Total revenues                                                      3,769      14,376       8,766      22,243
                                                                         --------    --------    --------    --------
Cost of revenues:
    Software                                                                  100          14         136          22
    Animation services                                                         --         174          38         174
    Film                                                                       --         769          --       1,327
                                                                         --------    --------    --------    --------
        Total cost of revenues                                                100         957         174       1,523
                                                                         --------    --------    --------    --------
        Gross profit                                                        3,669      13,419       8,592      20,720
                                                                         --------    --------    --------    --------
Operating expenses:
    Research and development                                                  946       1,427       1,812       2,508
    Sales and marketing                                                       434         353         652         605
    General and administrative                                              1,780       1,026       3,546       2,253
                                                                         --------    --------    --------    --------
        Total operating expenses                                            3,160       2,806       6,010       5,366
                                                                         --------    --------    --------    --------
        Income from continuing operations                                     509      10,613       2,582      15,354
Other income, net                                                           2,162       1,912       4,562       4,046
                                                                         --------    --------    --------    --------
        Income from continuing operations before income taxes               2,671      12,525       7,144      19,400
Income tax expense                                                            614       3,596       1,643       5,246
                                                                         --------    --------    --------    --------
        Net income from continuing operations                               2,057       8,929       5,501      14,154
                                                                         --------    --------    --------    --------
Income (loss) from discontinued operations, net of taxes
   (See Note 5)                                                                --          --         374         (77)
                                                                         --------    --------    --------    --------
        Net income                                                       $  2,057    $  8,929    $  5,875    $ 14,077
                                                                         ========    ========    ========    ========
Basic net income per share from continuing operations                    $   0.05    $   0.22    $   0.13    $   0.35
Basic net income (loss) per share from discontinued operations                 --          --        0.01       (0.00)
                                                                         --------    --------    --------    --------
Basic net income per share                                               $   0.05    $   0.22    $   0.14    $   0.35
                                                                         ========    ========    ========    ========
Shares used in computing basic net income per share                        43,839      41,261      43,497      40,503
                                                                         ========    ========    ========    ========
Diluted net income per share from continuing operations                  $   0.04    $   0.19    $   0.11    $   0.30
Diluted net income (loss) per share from discontinued operations               --          --        0.01       (0.00)
                                                                         --------    --------    --------    --------
Diluted net income per share                                             $   0.04    $   0.19    $   0.12    $   0.30
                                                                         ========    ========    ========    ========
Shares used in computing diluted net income per share                      51,432      48,020      50,948      47,553
                                                                         ========    ========    ========    ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                      PIXAR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                ----------------------------
                                                                                JUNE 27,           JUNE 30,
                                                                                  1998               1997
                                                                                ---------          ---------
Cash flows from operating activities:
    Net income                                                                  $   5,875          $  14,077
    Adjustments to reconcile net income to net cash
    provided by continuing operating activities:
        Discontinued operations                                                      (374)                77
        Amortization of deferred compensation                                         185                365
        Depreciation and amortization                                               2,567                887
        Loss on disposition of property and equipment                                  --                423
        Amortization of capitalized film production costs                              --              1,327
        Credits from patent licensing, net of expense items                          (114)            (1,491)
        Changes in operating assets and liabilities:
            Trade and other accounts receivable                                    (1,021)             1,312
            Prepaid expenses and other current assets                                (302)               450
            Accounts payable                                                         (540)               657
            Income taxes payable                                                      (42)             4,826
            Payable to Disney                                                        (600)             7,500
            Accrued liabilities                                                    (1,277)               407
            Unearned revenue                                                         (325)               259
                                                                                ---------          ---------
                Net cash provided by continuing operations                          4,032             31,076
                Net cash provided by discontinued operations                          374              1,095
                                                                                ---------          ---------
                Net cash provided by operating activities                           4,406             32,171
                                                                                ---------          ---------
Cash flows from investing activities:
    Purchase of property and equipment                                             (5,882)           (11,690)
    Proceeds from sale of short-term securities                                    79,943             56,422
    Investments in short-term securities                                         (125,612)           (56,276)
    Capitalized film production costs                                             (15,120)           (17,997)
    Other assets                                                                        7                (74)
                                                                                ---------          ---------
        Net cash used in investing activities                                     (66,664)          (29,615)
                                                                                ---------          ---------
Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants, net                       --             14,885
    Proceeds from exercised  stock options                                          1,581                506
                                                                                ---------          ---------
        Net cash provided by financing activities                                   1,581             15,391
                                                                                ---------          ---------
Net increase (decrease) in cash and cash equivalents                              (60,677)            17,947
Cash and cash equivalents at beginning of period                                  101,847             44,648
                                                                                ---------          ---------
Cash and cash equivalents at end of period                                      $  41,170          $  62,595
                                                                                =========          =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes                                $   1,796          $     280
                                                                                =========          =========
Supplemental disclosure of non-cash investing and financing activities:
    Value of common stock issued and liabilities assumed for purchase
    of PEI                                                                      $   3,000          $      --
                                                                                =========          =========
    Credits from patent licensing                                               $     120          $   1,599
                                                                                =========          =========
    Non-cash film production costs capitalized                                  $      --          $   7,514
                                                                                =========          =========
    Unrealized loss on investments                                              $     (48)         $      (9)
                                                                                =========          =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR

                          NOTES TO FINANCIAL STATEMENTS




(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Pixar's financial condition, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1997 and 1996, and for each of the years in the three year period ended December 31, 1997, including notes thereto, incorporated by reference into Pixar's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the three- and the six-month periods ended June 27, 1998 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 1998 financial statement presentation.

(2)  FISCAL YEAR

     Effective for fiscal year 1998, the Company adjusted its fiscal year end from December 31 to the 52 or 53-week period that ends on the Saturday nearest December 31. As a result, the second quarter of 1998 represents the thirteen-week period ended June 27, 1998. The 1998 fiscal year will end on January 2, 1999 and will consist of 53 weeks.

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

     Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                                  QUARTER ENDED
                                                -------------------------------------------------------------------------------
                                                           JUNE 27, 1998                               JUNE 30, 1997
                                                ------------------------------------        -----------------------------------
                                                  NET                                         NET
                                                INCOME         SHARES          EPS          INCOME         SHARES          EPS
                                                -------        ------        -------        -------        ------        ------
Basic net income per share                      $ 2,057        43,839        $  0.05        $ 8,929        41,261        $ 0.22
Effect of dilutive shares:
   Warrants/options                                  --         7,593                            --         6,759
                                                -------        ------                       -------        ------
Diluted net income per share                    $ 2,057        51,432        $  0.04        $ 8,929        48,020        $ 0.19
                                                =======        ======                       =======        ======

                                                                                SIX MONTHS ENDED
                                                -------------------------------------------------------------------------------
                                                           JUNE 27, 1998                               JUNE 30, 1997
                                                ------------------------------------        -----------------------------------
                                                  NET                                         NET
                                                INCOME         SHARES          EPS          INCOME         SHARES          EPS
                                                -------        ------        -------        -------        ------        ------
Basic net income per share                      $ 5,875        43,497        $  0.14        $14,077        40,503        $ 0.35
Effect of dilutive shares:
    Warrants/options                                 --         7,451                            --         7,050
                                                -------        ------                       -------        ------
Diluted net income per share                    $ 5,875        50,948        $  0.12        $14,077        47,553        $ 0.30
                                                =======        ======                       =======        ======


(4)  FEATURE FILM AND CO-PRODUCTION AGREEMENTS

     FEATURE FILM AGREEMENT

     In 1991, Pixar entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney") to develop and produce up to three computer animated feature films (the "Feature Film Agreement"). Under the Feature Film Agreement, Pixar is entitled to receive compensation based on the revenue from the distribution of these films and related products. In 1995, Pixar released its first feature film under the terms of the Feature Film Agreement, Toy Story, and recognized related revenues of $6.9 million and $17.9 million for the six months ended June 27, 1998 and June 30, 1997, respectively, for a total of $52.6 million since the film's release. All production costs incurred by Pixar through 1995 were reimbursed by Disney on a current basis and recorded by Pixar as cost reimbursements. Accordingly, these reimbursements were not recorded as revenue.

     CO-PRODUCTION AGREEMENT

     In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which now governs all films made by Pixar since Toy Story. Films in development or production by Pixar as of June 27, 1998 include A Bug's Life, Toy Story 2, and Pixar's fourth film ("Film Four"). Under the Co-Production Agreement, Pixar, on an exclusive basis, will produce five original computer animated theatrical motion pictures (the "Pictures") for distribution by Disney. A Bug's Life and Film Four count toward the five Pictures, whereas Toy Story 2 is a derivative work that will not count towards the five Pictures. However, Pixar and Disney have agreed that all provisions of the Co-Production Agreement applicable to the Pictures will also apply to Toy Story 2. Pixar and Disney will co-own, co-brand and co-finance the production costs of the Pictures and will share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all Disney marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar will produce each Picture and Disney will control decisions relating to film and distribution.

(5)  DISCONTINUED OPERATIONS

     In 1996, Pixar entered into an agreement with Disney to develop and produce interactive CD-ROM titles based on Toy Story. Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and reassigned all of the employees in this division to feature film productions and other departments within Pixar. The CD-ROM division incurred a loss of $77,000, net of income tax benefits, for the six months ended June 30, 1997. Pixar recorded income from discontinued operations of $374,000, net of income taxes, for the six months ended June 27, 1998, due to royalty income received from the Toy Story CD-ROM products. Pixar anticipates that future royalty income, if any, will not be significant.

(6)  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting of Comprehensive Income. SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no material differences between net income and comprehensive income for the three and six months ended June 27, 1998 and June 30, 1997.

(7)  BUSINESS COMBINATION

     On June 16, 1998, Pixar issued 60,468 shares of its common stock in exchange for all of the outstanding common stock of Physical Effects, Inc. ("PEI"). Pixar assumed $300,000 of liabilities as part of this merger. The merger was accounted for under the purchase method of accounting with the operating results of PEI being included in the Company's results of operations from the date of acquisition. The majority of the purchase price was assigned to purchased technology associated with certain technology developed by PEI. The purchased technology will be amortized over a period not to exceed three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Declining Revenues and Anticipated Net Losses in the Second Half of 1998 and the First Half of 1999," "Dependence on Toy Story, A Bug's Life and Toy Story 2," "Scheduled Successive Release of Films; Management of Growth," and "Competition From Movie Studios" as well as those noted in the section entitled "Certain Factors Affecting Business, Operating Results and Financial Condition" in Pixar's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). Particular attention should be paid to the cautionary language in the sections in the Form 10-K entitled "Certain Factors Affecting Business, Operating Results and Financial Condition--Anticipated Net Losses in 1998 and The First Half of 1999," "--Dependence on Toy Story, A Bug's Life and Toy Story 2," "--Liquidity Risks," "--Scheduled Successive Release of Films; Management of Growth" and "--Risks Associated With Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

CO-PRODUCTION AGREEMENT

     In February 1997, Pixar and Walt Disney Pictures and Television, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney"), entered into a co-production agreement (the "Co-Production Agreement") pursuant to which Pixar, on an exclusive basis, will produce five original computer animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar and Disney will co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and certain other fees and costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Disney and Pixar have agreed that the first Picture under the Co-Production Agreement will be A Bug's Life, which is targeted for release on November 20, 1998. The Co-Production Agreement also contemplates that with respect to sequels, interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to choose between co-financing and producing such products or earning passive royalties on such products. Pixar will not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse Pixar for its share of certain general and administrative costs and certain research and development costs that benefit the productions.

      In February 1998, Pixar and Disney agreed to produce a theatrical motion picture sequel to Toy Story (with the working title, Toy Story 2), in lieu of the Toy Story made-for-home video sequel. Toy Story 2 will be Pixar's third feature film and will not be released until late 1999 at the earliest. Because Toy Story 2 is a derivative work of the original Toy Story, it will not be counted toward the five Pictures to be produced under the Co-Production Agreement. However, for all other purposes, Toy Story 2 will be treated as a Picture under the Co-Production Agreement. Accordingly, Toy Story 2 has been added to the definition of Pictures produced and financed under the Co-Production Agreement and all the provisions applicable to the other five Pictures apply. From 1996 until the first quarter of 1998, Pixar was producing

Toy Story 2 for the less expensive made-for-home video format. Therefore, Pixar has begun and will necessarily continue to spend substantially more production time and incur substantially higher production costs to convert Toy Story 2 into a feature-length and feature-quality motion picture.

     At the present time, Pixar is continuing story development on its fourth theatrical film ("Film Four"). Production of Film Four has not yet begun, and Disney and Pixar have not yet approved the story treatment and budget as required under the Co-Production Agreement. If the story treatment and budget are approved, this film will be developed and distributed under the Co-Production Agreement and will count as the second of the five Pictures. Film Four is not expected to be released until the end of 2000 at the earliest.

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

RESULTS OF OPERATIONS

     REVENUES

     Total revenues for the three and six months ended June 27, 1998 were $3.8 million and $8.8 million, respectively, compared to $14.4 million and $22.2 million in the corresponding periods of the prior year. The decreases were primarily due to the decline in Toy Story-related revenue, although each of the other categories of revenues also declined.

     Software revenues consist mainly of software license revenues, principally from RenderMan. Software revenues decreased by 19% to $854,000 for the quarter ended June 27, 1998 from $1.1 million in the corresponding prior year period and decreased 38% to $1.5 million in the six months ended June 27, 1998 from $2.5 million in the corresponding prior year period. The decreases in software revenues resulted from decreases in the number of RenderMan software licenses. Pixar expects ongoing variability in revenues derived from software licenses and that such revenue may continue to decline. All historical and future royalty income associated with Pixar's discontinued CD-ROM division has been and will continue to be excluded from software revenues and presented in results of discontinued operations. See "Results of Discontinued Operations."

     Animation services revenues of $171,000 for the six months ended June 27, 1998 represented revenue recognized in the first quarter of 1998 from a short project related to Toy Story. As was the case in the quarter ended June 27, 1998, it is likely that in the remaining quarters in 1998, Pixar will generate little or no animation services revenues since Pixar has transferred substantially all of its animation services employees to assist in the completion of A Bug's Life. More generally, Pixar expects that animation services revenues will vary significantly from period to period due to the sporadic nature of this business and the need to utilize animation services employees on other productions. There can be no assurance that Pixar will generate any animation services revenues during periods in which its animation services employees are devoted to feature films or other projects, such as will be the case for the remainder of 1998, and may be the case thereafter.

     Film revenues for the quarter ended June 27, 1998 were $2.9 million compared with $11.6 million in the corresponding prior year period. Film revenues for the six months ended June 27, 1998 were $6.9 million compared with $17.9 million in the corresponding prior year period. Such revenues for the six months ended June 27, 1998 represent Pixar's share of Toy Story-related merchandising royalties, the ABC and Disney Channel television airings of Toy Story, and Toy Story home video revenue. Since Pixar has already recognized the vast majority of the revenue it expects to receive from Toy Story and related products, and since Pixar's next feature film, A Bug's Life, is not targeted for release until November 20, 1998 and is not expected to generate revenues for Pixar until the second half of 1999 at the earliest, Pixar expects that revenue will continue to decline in the second half of 1998 as compared to the corresponding period in 1997. Therefore, Pixar expects to incur operating and net losses in the second half of 1998 and in the first half of 1999.

     Patent licensing revenues of $120,000 for the six months ended June 27, 1998 were attributable to a patent license with Silicon Graphics, Inc. ("SGI"), whereby Pixar granted to SGI and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, SGI agreed to pay Pixar total compensation of $11.0 million, of which $6.0 million was paid in cash in March 1996 and $5.0 million was to be paid in the form of purchase credits for SGI hardware and software. Recognition of the $5.0 million in credits depended upon purchases of the hardware and software to be obtained from SGI in lieu of payment. In the six months ended June 30, 1997 and June 27, 1998, revenue of $1.6 million and $120,000 was recognized, respectively, representing credits used during those periods. Pixar has used substantially all of the $5.0 million worth of credits and the small amount of remaining credits are expected to be used in the second half of 1998. Pixar does not expect that further patent licensing revenues will be generated on an ongoing basis.

     For the three and six months ended June 27, 1998, Disney accounted for 77% and 81%, respectively, of Pixar's total revenues. The revenues from Disney consisted primarily of film and animation services revenues. Substantially all of the revenue derived from Disney for the quarter ended June 27, 1998 was included in trade and other accounts receivable and represented 61% of the balance at June 27, 1998. For the three and six months ended June 30, 1997, Disney accounted for 83% and 82%, respectively, of Pixar's total revenues, primarily from film and software revenues.

     COST OF REVENUES

     Cost of software revenues consist of the direct costs and manufacturing overhead required to reproduce and package software products as well as amortization of purchased technology. Cost of software revenues include no amortization of internal software development expenses since no such expenses have been capitalized. Cost of software revenues as a percentage of the related revenues increased to 12% and 9% for the three and six months ended June 27, 1998, respectively, from 1% in both the three and six months corresponding prior year periods, due primarily to the amortization of purchased technology associated with its acquisition of Physical Effects, Inc. ("PEI"), on which no revenue will be recognized until the third quarter of 1998 at the earliest. Approximately $2.7 million of the PEI purchase price was assigned to purchased technology, which PEI has licensed to a third party. Over a period not to exceed three years, Pixar will amortize the purchased technology against related license revenues, thereby essentially eliminating any gross margins with respect to license revenues associated with this purchased technology until such amortization has been completed. As a result of the ongoing amortization of this purchased technology, it is likely that Pixar's total software gross margins will be substantially lower during the next several years. In addition, if Pixar determines that the license revenue generated by the purchased technology will be lower than expected and that all or part of the purchased technology asset may not be recoverable, Pixar would, at that point, be required to write off all or a significant portion of the unamortized purchased technology.

     Cost of animation services revenues consist of production costs, which include salaries, benefits, facility expenses and department overhead costs. Costs of animation services revenues as a percentage of the related revenues were 22% for the six months ended June 27, 1998 compared to 65% for the six months ended June 30, 1997, due to the lower negotiated profit margins on animation services projects completed in the six months ended June 30, 1997. Because there were no animation services revenues in the quarter ended June 27, 1998, there were no associated costs.

     Costs of film revenues represent amortization of film costs capitalized by Pixar. See "Capitalized Film Production Costs." Due to higher than expected Toy Story film revenues, which resulted in Pixar's amortizing all Toy Story related film costs by December 31, 1997, there were no costs of revenues associated with film revenues for the three and six months ended June 27, 1998. Any further Toy Story film-related revenues will have no associated costs of revenues. Costs of film revenues as a percentage of the related revenues were 7% for the six months ended June 30, 1997.

     Under the Feature Film Agreement all payments to Pixar from Disney for Pixar's efforts in the development and production of feature films were recorded as cost reimbursements and were netted against the related costs. In addition, since Pixar's share of production costs under the terms of the Co-Production Agreement are capitalized, amortized film production costs for future feature films will be significantly higher, and gross profit margins on future film projects, if any, will be substantially lower than those achieved on Toy Story.

     There are no costs of revenues associated with patent licensing revenues.

     OPERATING EXPENSES

     Total operating expenses for the three and six months ended June 27, 1998 were higher than in the same period in the prior year, and Pixar intends to continue to increase its spending levels in a number of areas. First, as a result of competition for technical and certain administrative personnel, Pixar has had to pay higher salaries to attract new technical and administrative personnel. Pixar expects compensation for such personnel to continue to increase. In the three and six months ended June 27, 1998, Pixar expanded its administrative staff, increased systems and facilities costs and expanded other operations. Pixar expects continued growth in operating expenses in these areas.

     Under the Co-Production Agreement, Disney reimburses Pixar for its share of certain general and administrative costs and certain research and development costs that benefit the productions. The funding from Disney is treated as operating expense reimbursements. In addition, because Disney is responsible for paying all film marketing costs under the Co-Production Agreement, if Pixar incurs film marketing costs, Disney is responsible for reimbursing Pixar for such costs. To the extent that spending in any of these areas is not capitalized by Pixar nor paid for by Disney under the Co-Production Agreement, and precedes or is not subsequently followed by an increase in revenues, Pixar's business, operating results and financial condition will be materially adversely affected.

     Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product, for Pixar's proprietary Marionette and Ringmaster software and for certain other unreimbursed projects. Research and development expenses decreased 34% to $946,000 in the three months ended June 27, 1998 from $1.4 million in the corresponding prior year period, and decreased 28% to $1.8 million in the six months ended June 27, 1998 from $2.5 million in the corresponding prior year period. The decreases were due to the completion of a significant research and development project in the last quarter of 1997, coupled with the reassignment in the current year of certain research and development employees to temporarily work on film productions. Pixar expects increased research and development spending in future quarters. To date, all software development costs not reimbursed by Disney have been expensed as incurred.

     Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support the software segment and complement the film segment. Sales and marketing expenses increased 23% to $434,000 in the three months ended June 27, 1998 from $353,000 in the corresponding prior year period and increased 8% to $652,000 in the six months ended June 27, 1998 from $605,000 in the corresponding prior year period, due to increased corporate marketing and promotion of Pixar's short animated film Geri's Game, offset by the reimbursement by Disney of all film-specific marketing costs incurred. Pixar expects that sales and marketing spending will increase in future periods because corporate marketing and public relations expenses, net of reimbursements, may continue to increase in absolute dollars in future periods.

     General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased 73% to $1.8 million in the three months ended June 27, 1998 from $1.0 million in the corresponding prior year period and increased 57% to $3.5 million in the six months ended June 27, 1998 from $2.3 million in the corresponding prior year period. The increases were primarily due to a general increase in staffing and public company costs, such as payroll taxes from the exercise of stock options. Growth in these costs is partially offset by the recovery of certain general and administrative costs reimbursed by Disney under the Co-Production Agreement. Pixar expects general and administrative expenses to continue to increase in absolute dollars in future periods as Pixar incurs additional costs to expand its administrative staff and facilities.

     OTHER INCOME, NET

     Other income, net consists primarily of interest income on Pixar's short-term investments. Other income, net was $2.2 million and $4.6 million in the three and six months ended June 27, 1998, respectively, and $1.9 million and $4.0 million in the three and six months ended June 30, 1997, respectively.

     INCOME TAXES

     Income tax expense from continuing operations for the three and six months ended June 27, 1998 reflects Pixar's federal and state income tax liability after utilization of remaining net operating loss carryforwards and federal and state tax credits. Income taxes decreased for the three and six months ended June 27, 1998 as a result of the benefit of certain tax deductions occurring in 1998 coupled with Pixar's projected lower earnings for fiscal 1998.

     RESULTS OF DISCONTINUED OPERATIONS

     After the Co-Production Agreement was executed in February 1997, Pixar determined that the resources devoted to its interactive products division would be better allocated to other projects arising from the Co-Production Agreement. Therefore, Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and to redirect the employees that were in that division to feature film productions and related projects within Pixar.

     The discontinued CD-ROM division incurred a loss of $77,000, net of income tax benefits, for the six months ended June 30, 1997. For the six months ended June 27, 1998, Pixar recorded income from discontinued operations of $374,000, net of income taxes, due to royalty income received for the Toy Story CD-ROM products. Pixar anticipates that future royalty income, if any, will exceed costs to be incurred in all future periods, but that such amounts will not be significant.

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

     DECLINING REVENUES AND ANTICIPATED NET LOSSES IN THE SECOND HALF OF 1998 AND THE FIRST HALF OF 1999

     A number of factors are expected to result in declining revenues and net losses in the second half of 1998 and in the first half of 1999, as discussed more fully below.

     End of Toy Story Revenues. Pixar has already recognized the vast majority of the revenue it expects to receive from Toy Story, Pixar's first computer animated feature film. While relatively minor amounts of revenue may be received by Pixar in subsequent periods, Pixar does not expect to recognize any significant revenue from Toy Story in the future.

     Timing of A Bug's Life and Toy Story 2 Releases. A Bug's Life, Pixar's second computer animated feature film, is targeted for release on November 20, 1998, and revenue attributable to A Bug's Life is not expected to be recognized until all marketing and distribution costs and fees have been recovered by Disney. Recovery of all costs depends on many factors and may not occur until six to twelve months after its release at the earliest, making it likely that Pixar will not recognize any revenue from A Bug's Life until the second half of 1999 at the earliest. In addition, the theatrical motion picture sequel to Toy Story (with the working title, Toy Story 2) is not expected to be released until the end of 1999 at the earliest. As with A Bug's Life, Pixar does not expect to recognize any revenue from Toy Story 2 until six to twelve months after its release at the earliest. Therefore, Pixar is unlikely to recognize any revenue from Toy Story 2 until the second half of 2000 at the earliest.

     Limited CD-ROM Income. Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products in favor of other opportunities arising, in part, as a result of entering into the Co-Production Agreement (as defined herein). Pixar has not recognized and will not recognize any CD-ROM income from this discontinued operation in 1998 or thereafter, other than royalty income attributable to the two existing Toy Story CD-ROM products. Pixar redirected all of the CD-ROM division employees to feature film productions and other departments within Pixar.

     Increase in Operating Expenses and Effective Tax Rate. Since Pixar's initial public offering, Pixar significantly increased its operating expenses, and Pixar plans to continue to increase its operating expenses to fund greater levels of research and development and to expand operations. Specifically, Pixar expects its spending levels to increase significantly due to continued investment in proprietary software systems, increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, and increased costs associated with the expansion of its facilities. A portion of Pixar's operating expenses that are allocable to film productions are capitalized by Pixar or reimbursed by Disney under the Co-Production Agreement. To the extent that the increases in expenses are not capitalized by Pixar nor paid for by Disney, Pixar's operating expenses will significantly increase in the second half of 1998 and thereafter. In addition, in 1998, if the story for Film Four is not approved, Pixar could be required to write-off certain related film costs previously capitalized. Finally, Pixar's effective tax rate increased in the year ended December 31, 1997, and although it may decrease slightly in 1998, it is likely to increase in future years due to utilization of remaining net operating loss carryforwards in 1997.

     Impact on Operating Results. As a result of the above factors, Pixar expects revenue to substantially decline in 1998 as compared to 1997. At the same time, Pixar's operating expenses have increased and are expected to continue to increase in 1998. Therefore, Pixar expects operating results in 1998 to decline substantially from operating results in 1997. Pixar expects to incur operating and net losses in the second half of 1998 and in the first half of 1999. Operating results thereafter will depend upon the success of Pixar's next films, starting with the planned release of A Bug's Life on November 20, 1998.

     DEPENDENCE ON TOY STORY, A BUG'S LIFE AND TOY STORY 2

     Dependence on Toy Story. For at least the remainder of 1998 and the first half of 1999, Pixar's revenue and operating results will again be largely dependent upon whatever remains to be received from Toy Story, such as possible further merchandise royalties. Pixar recognized the vast majority of Toy Story home video revenue in 1997 and expects little revenue from Toy Story or related products in the second half of 1998 and thereafter. Pixar also expects little or no royalty income from its Toy Story CD-ROM products in 1998 or thereafter. Because A Bug's Life is targeted for release on November 20, 1998, and Toy Story 2 is not expected to be released until the end of 1999 at the earliest, any other revenues in the second half of 1998 and in the first half of 1999 will be primarily dependent upon Pixar's other businesses, from which Pixar expects limited revenue.

     Dependence on A Bug's Life and Toy Story 2. Beyond 1998 and the first half of 1999, Pixar expects to be significantly dependent upon the success of A Bug's Life, Toy Story 2, and Film Four (the "Current Projects") and related products. Although development and/or production on each of the Current Projects is underway, there can be no assurance that any of the Current Projects will be successfully produced and released when scheduled or thereafter. There can be no assurance that Pixar will not experience difficulties that could delay or prevent the successful development or production of any of the Current Projects or subsequent animated feature films or related products. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, Pixar's business, operating results and financial condition will be materially adversely affected.

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

     Risks Associated with A Bug's Life. Under the Co-Production Agreement, Pixar equally shares the production costs of A Bug's Life with Disney which are expected to be more than twice the production costs of Toy Story. Most of these costs will initially be capitalized as film production costs under SFAS No. 53 and will then be amortized over the expected revenue stream when revenue is recognized. In addition, under the Co-Production Agreement, Disney determines and finances the costs and expenses of promoting, marketing and distributing A Bug's Life. Such costs are likely to be very significant and will be recovered by Disney before any revenues are recognized by Pixar. If A Bug's Life is not an extraordinary box office success, the amount of revenue recognized by Pixar will not be significant, and Pixar's capitalized production costs will have to be amortized in large amounts over a limited number of quarters, resulting in significant costs of film revenue in those quarters and, potentially, significant quarterly operating and net losses. Animated feature films that become extraordinary box office successes are rare. Pixar believes, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only two movies generated domestic box office revenues greater than Toy Story, and both of those films were produced and distributed solely by Disney. During at least the last five years, Pixar believes that there has been no fully-animated feature film (other than Toy Story) produced or developed by a studio other than Disney that has achieved more than $65 million in domestic box office revenues. While A Bug's Life will be co-financed, promoted and marketed by Disney, it will have a different look, theme and musical style than Disney's other recent animated films (except for Toy Story), and there can be no assurance that it will have the same audience appeal as Disney's other animated films. As a result, A Bug's Life and related products may not generate significant revenue and operating results for Pixar, even if A Bug's Life is critically acclaimed and achieves substantial, but not extraordinary, box office success.

     Risks Associated with Toy Story 2. As a theatrical feature film release, Toy Story 2 is subject to the same risks associated with A Bug's Life specified above. In addition, because it is a sequel, there are also risks unique to Toy Story 2. In the vast majority of cases in which a film that achieved domestic box office receipts of greater than $100 million was followed by the release of a sequel, the sequel did not perform as well at the box office as the original. In many cases, sequels substantially under-perform the original film. Only a few sequels have performed as well or better than the original blockbuster feature film, and in almost all of these cases, the original feature films and related sequels were action-adventure films, such as Lethal Weapon and Die Hard. Furthermore, theatrical sequels to animated feature films are very rare, making it more difficult to predict their success. Accordingly, there can be no assurance that Toy Story 2 will perform as well as Toy Story at the box office. In addition, fees and participations paid to key talent on Toy Story 2 are substantially greater than for the original film, which together with other increases in production costs will have the effect of substantially increasing the cost of the film when compared to Toy Story.

     As a result of these factors and the same factors associated with A Bug's Life, Toy Story 2 and related products may not generate significant revenue and operating results for Pixar, even if Toy Story 2 is critically acclaimed and achieves substantial, but not extraordinary, box office success.

     Production Budgets. Given the escalation in compensation rates of people required to work on the Current Projects, the number of people required to work on the Current Projects, and the equipment needs, the budget for the Current Projects and subsequent films and related products are and will continue to be substantially greater than the budget for Toy Story and will be financed equally by Pixar and Disney under the Co-Production Agreement. For example, the production budget of A Bug's Life is more than twice the production costs of Toy Story. In addition, due to production exigencies which are often difficult to predict, Pixar believes that it is not uncommon for film production spending to exceed film production budgets and there can be no assurance that any of the Current Projects can be completed within the budgeted amounts.

     SCHEDULED SUCCESSIVE RELEASE OF FILMS; MANAGEMENT OF GROWTH

     In order to meet its obligations pursuant to the Co-Production Agreement, Pixar has established parallel creative teams so that it can develop more than one film at a time. These teams are currently working on A Bug's Life, Toy Story 2 and Film Four, which are currently targeted for release on November 20, 1998, late 1999, and late 2000, respectively. Pixar has only produced one prior feature film to date and has no experience with respect to producing three animated feature films in parallel. Pixar has been required, and may continue to be required, to expand its employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled release of these three feature films. This period of rapid growth and expansion has placed, and continues to place, a significant strain on Pixar's resources. There can be no assurance that A Bug's Life, Toy Story 2 or Film Four will be released as scheduled or that this strain on resources will not have a material adverse effect on Pixar's business, financial condition or results of operations. For example, to meet the production schedule of A Bug's Life, substantially all employees from Pixar's animation services group and a significant number of employees from other projects, including Toy Story 2, have been assigned to A Bug's Life. Pixar may need to take similar actions for Toy Story 2 and subsequent films. In addition, when production of each of these films is completed, if completed, Pixar may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another which, although shared with Disney, could have a material adverse effect on film production budgets and Pixar's results of operations and financial condition.

     Although there can be no assurance that any of A Bug's Life, Toy Story 2, or Film Four will be released on schedule, the targeted release date of late 2000 for Film Four is particularly uncertain. Pursuant to the Co-Production Agreement, Disney and Pixar are required to agree on a number of elements for each film, including the treatment, which summarizes the story on which the film is based, and the budget for the film. Although Film Four has been in development at Pixar since late 1996, there has been no final agreement between Pixar and Disney on the story or budget for Film Four, and there can be no assurance that either the story or the budget will be approved in time to release the film by late 2000 or at all. If Disney and Pixar do not reach final agreement on a treatment and budget for Film Four currently under development at Pixar, Pixar would be unable to develop an alternative film in time for release in 2000, and it may be 2001 or later before a film which follows Toy Story 2 is ready to be released. In addition, if the story currently under development for Film Four is canceled because Pixar and Disney are unable to reach final agreement on a treatment or budget, Pixar could be required to write-off certain related story development costs previously capitalized. If such event occurs in 1998, then all or a portion of these costs would be written off in 1998. Furthermore, even if Pixar and Disney reach final agreement and use the story currently under development for Film Four, there can be no assurance that Film Four will be developed in time for release in 2000.

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

     COMPETITION FROM MOVIE STUDIOS

     Pixar's animated feature films compete and will continue to compete with feature films and other family oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG ("DreamWorks") (which is expressly targeting the animated film market), Warner Bros. Inc., Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Columbia/ Tri-Star Pictures Inc., Lucasfilm Ltd. ("Lucasfilm"), Universal City Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies. Competition has greatly intensified in the animated feature film market from these and other movie studios. Animated feature films released in 1997 included Anastasia by Twentieth Century Fox and Beavis and Butt-head Do America by United International Pictures with Paramount, each achieving domestic box office receipts between $55 million and $65 million. DreamWorks owns a significant equity stake in Pacific Data Images ("PDI"), a computer animation firm, and is producing with PDI Antz, a computer animated movie which, like A Bug's Life, features ants as characters. Antz is scheduled for release on October 2, 1998 (approximately seven weeks before A Bug's Life). Pixar expects a variety of additional animated feature films to be released in the theaters in the next two years generating competition for A Bug's Life and Toy Story 2, which are targeted for release on November 20, 1998 and late 1999, respectively. These films include for example Paramount's Rugrats, The Movie and DreamWorks' The Prince of Egypt, which are each scheduled to be released in late 1998. Pixar is also aware of several other animated feature films in production at various studios. Due to the large number of expected releases in the next two years, it is possible that the market for animated films will become saturated before Pixar can release A Bug's Life and other feature films, which could result in failure of such films to achieve commercial success. In addition, other non-animated family oriented feature films are expected to be released in late 1998 and will generate additional competition for A Bug's Life. Such feature films include Babe: Pig in the City, The Wizard of Oz, Air Bud 2: Golden Receiver, Star Trek 9, and Disney's Mighty Joe Young, among others.

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

     At least three of these movie studios, Disney, DreamWorks (with PDI) and Lucasfilm (through its affiliate Industrial Light and Magic ("ILM")), have developed their own internal computer animation capability which may be used for special effects in computer animated feature films. For example, DreamWorks (with PDI) is producing Antz. In addition, Pixar believes that Disney is currently developing and producing a feature film making substantial use of computer animation. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, Pixar believes that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products. For example, Silicon Graphics Inc.'s Alias/Wavefront subsidiary has recently launched "Maya," its next generation three-D software for creating high quality animation and visual effects. Maya incorporates many new features and could be used to make a computer animated feature film.

     The Co-Production Agreement provides for the development and production by Pixar of five original computer animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and enjoys financial benefits in the event that such films achieve significant box office revenues, Pixar believes that Disney desires such films to be successful. Nonetheless, Disney has been by far the most successful producer of animated feature films, and family oriented motion pictures distributed by Disney or its affiliates are likely to be in the market concurrently with and competing with Pixar's animated feature films.

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

     LIQUIDITY RISKS

     Pursuant to the Co-Production Agreement, Pixar will co-finance the next five animated feature films which it produces, including A Bug's Life and Film Four. Pixar will also co-finance Toy Story 2 on the same basis as the other theatrical films. In the future, Pixar may co-finance other derivative works such as sequels, interactive products and television productions. In addition, Pixar is planning construction of a new headquarters and studio facility in Emeryville, California, construction of which will begin in the second half of 1998 and which may be financed by the use of Pixar's cash. As Pixar does not expect to generate substantial, if any, cash from operations in 1998, the production costs of A Bug's Life, Film Four and Toy Story 2 and the costs of the new Emeryville facility will have a material adverse impact on Pixar's cash and short-term investment balances. As of June 27, 1998, Pixar had approximately $161.0 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the development and production costs of A Bug's Life, Film Four and Toy Story 2, until Pixar begins receiving cash from the release of these films (which is generally not expected to occur until the second half of 1999 at the earliest). However, even if these films generate cash, unless each is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar will be required to seek financing for its ongoing commitments under the Co-Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the expansion of its facilities. See also "--Liquidity and Capital Resources". The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.

     CAPITALIZED FILM PRODUCTION COSTS

     As of December 31, 1997, all capitalized film costs related to Toy Story had been amortized. Pixar had $43.7 million in capitalized film production costs as of June 27, 1998, consisting primarily of costs related to A Bug's Life, Toy Story 2 and Film Four, all of which are being co-financed by Disney under the Co-Production Agreement.

     YEAR 2000 COMPLIANCE

     The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Pixar is currently reviewing its products, its internal computer systems and systems of third parties on which Pixar relies for handling the year 2000. Based on information available to date, Pixar believes that it will be able to complete its year 2000 compliance review and make any necessary modifications to its products and internal systems prior to the end of 1999. Pixar further believes that such review and modification, if any, will not require Pixar to incur any material charge to operating expenses over the next several years. Pixar is also seeking confirmation from third parties that their systems are year 2000 compliant or plans are being developed to address the year 2000 problem. However, there can be no assurance that such third-party systems will be year 2000 compliant or that the failure of such systems to be year 2000 compliant would not have a material adverse effect on Pixar's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments decreased $15.0 million to $161.0 million at June 27, 1998 from $176.0 million at December 31, 1997. Working capital decreased $11.2 million to $155.8 million at June 27, 1998 from $167.0 million at December 31, 1997.

     Net cash provided by continuing operations for the six months ended June 27, 1998 was primarily attributable to net income of $5.9 million and the non-cash impact of depreciation expense of $2.6 million offset by increases in accounts receivable and other assets of $1.3 million and decreases in accrued and other liabilities of $2.8 million. Cash flows used in investing activities were due primarily to net investments in short-term securities of $45.7 million, the purchase of property and equipment of $5.9 million and funding of film production costs of $15.1 million. Cash flows provided by financing activities were due to proceeds from the exercise of stock options.

     As of June 27, 1998, Pixar's principal source of liquidity was approximately $161.0 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet the Company's operating requirements through the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy Pixar's liquidity requirements, Pixar may be required to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. There can be no assurance that financing will be available to Pixar in an amount and on terms acceptable to Pixar.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) In connection with Pixar's acquisition of Physical Effects, Inc. ("PEI") on June 16, 1998, Pixar issued an aggregate of 60,468 shares of Pixar's Common Stock (the "Merger Shares") to the existing stockholders of PEI in exchange for all of the outstanding shares of capital stock of PEI. The Merger Shares were issued pursuant to the exemption for the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), afforded by Regulation D under Section 4(2) of the 1933 Act. The stockholders of PEI were either accredited or sophisticated investors with access to all relevant information regarding Pixar necessary to evaluate the investment and represented to Pixar that the shares were being acquired for investment intent.

     (d) The effective date of the Company's first registration statement, filed on Form S-1 under the 1933 Act (No. 33-97918), was November 28,
1995 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on November 29, 1995 and all securities were sold in the offering. The managing underwriters for the offering were Robertson, Stephens & Company, L.P., Hambrecht & Quist LLC and Cowen & Company.

     A total of 6,900,000 shares were registered pursuant to the Registration Statement, all of which the Company sold for its own account, for an aggregate offering price of $151,800,000.

     The Company incurred expenses of approximately $12,138,714, of which $10,246,500 represented underwriting discounts and commissions and $1,892,214 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses were $139,661,286.

     As of June 27, 1998, the Company had used the net proceeds from the offering as follows: $14,197,105 for construction of plant, building and facilities, $11,926,328 for the purchase and installation of machinery and equipment, $2,374,000 for the repayment of indebtedness, $60,038,467 for the development of future films and other animated products, $3,185,571 for working capital and $47,939,815 remaining in temporary investments. Of these amounts, $2,374,000 represented direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to the shareholders at Pixar's Annual Meeting of Shareholders held June 17, 1998. Each of these matters was approved by a majority of the shares present at the meeting.

     1. The uncontested election of five directors to serve a one-year term until their successors are duly elected and qualified. The following is a summary of the nominees and voting results:

                                    Votes For                    Votes Withheld
                                    ---------                    --------------
Steven P. Jobs                      38,745,290                       17,309
Larry W. Sonsini                    38,473,119                      289,480
Skip M. Brittenham                  38,744,433                       18,166
Joseph A. Graziano                  38,745,906                       16,693
Jill E. Barad                       38,741,411                       21,188

     2. The adoption of an amendment to the 1995 Stock Plan to increase the number of shares reserved for issuance by an additional 500,000 shares of Common Stock, for an aggregate of 15,772,321 shares reserved for issuance thereunder. Results of the voting included 37,639,910 shares for, 1,067,126 shares against and 55,563 shares abstained.

     3. The ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors for the Company for the 1998 fiscal year ending January 2, 1999. Results of the voting included 38,717,032 shares for, 20,812 shares against and 24,755 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

          10.1      1995 Stock Plan (as amended through April 8, 1998)

          27.1      Financial Data Schedule

     (B) REPORTS ON FORM 8-K

          On May 8, 1998, Pixar filed a Current Report on Form 8-K to report the change in fiscal year from December 31 to the 52 or 53-week period that ends on the Saturday nearest December 31, effective for fiscal year 1998.


ITEMS 1, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PIXAR

Date: August 11, 1998                 By: /s/ Lawrence B. Levy
      ----------------------             -------------------------------------
                                         Lawrence B. Levy, Executive Vice
                                         President and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                         Description
-------    --------------------------------------------------
 10.1      1995 Stock Plan (as amended through April 8, 1998)

 27.1      Financial Data Schedule