Form 10-Q
period 1998-09-26
PIXAR \CA\
filed 1998-11-09
CIK 1002114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998.

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of November 3, 1998 was 44,975,302.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     PIXAR

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 26,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 16,974         $101,847
  Short-term investments....................................     136,221           74,198
  Trade and other accounts receivable, net..................       4,294            3,988
  Prepaid expenses and other current assets.................         829              783
                                                                --------         --------
          Total current assets..............................     158,318          180,816
Property and equipment, net.................................      25,785           21,462
Capitalized film production costs, long-term................      52,435           28,589
Other assets................................................       3,295              201
                                                                --------         --------
          Total assets......................................    $239,833         $231,068
                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,240         $  1,694
  Income taxes payable......................................       1,993            1,776
  Payable to Disney.........................................          10            2,162
  Accrued liabilities.......................................       5,436            7,276
  Unearned revenue..........................................         710              860
                                                                --------         --------
          Total current liabilities.........................      10,389           13,768
                                                                --------         --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock; no par value; 5,000,000 shares authorized
     and no shares issued and outstanding...................          --               --
  Common stock; no par value; 100,000,000 shares authorized;
     44,776,004 and 42,410,707 shares issued and outstanding
     as of September 26, 1998 and December 31, 1997,
     respectively...........................................     215,652          210,902
  Other cumulative comprehensive income.....................         425               29
  Deferred compensation.....................................        (158)            (414)
  Retained earnings.........................................      13,525            6,783
                                                                --------         --------
          Total shareholders' equity........................     229,444          217,300
                                                                --------         --------
          Total liabilities and shareholders' equity........    $239,833         $231,068
                                                                ========         ========

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       QUARTER ENDED                 NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 26,   SEPTEMBER 30,   SEPTEMBER 26,   SEPTEMBER 30,
                                                   1998            1997            1998            1997
                                               -------------   -------------   -------------   -------------
Revenues:
  Software...................................     $ 1,214         $   908         $ 2,740         $ 3,386
  Animation services.........................          --             896             171           1,165
  Film.......................................       1,260           3,509           8,208          21,406
  Patent licensing...........................          --              28             120           1,627
                                                  -------         -------         -------         -------
          Total revenues.....................       2,474           5,341          11,239          27,584
                                                  -------         -------         -------         -------
Cost of revenues:
  Software...................................         302              24             438              46
  Animation services.........................          --             534              38             708
  Film.......................................          --              85              --           1,412
                                                  -------         -------         -------         -------
          Total cost of revenues.............         302             643             476           2,166
                                                  -------         -------         -------         -------
     Gross profit............................       2,172           4,698          10,763          25,418
                                                  -------         -------         -------         -------
Operating expenses:
  Research and development...................         928           1,202           2,740           3,710
  Sales and marketing........................         311             422             963           1,027
  General and administrative.................       1,731           1,218           5,276           3,471
  Operating expense reimbursement............          --          (2,184)             --          (2,184)
                                                  -------         -------         -------         -------
          Total operating expenses...........       2,970             658           8,979           6,024
                                                  -------         -------         -------         -------
     Income (loss) from continuing
       operations............................        (798)          4,040           1,784          19,394
Other income, net............................       1,924           2,432           6,487           6,478
                                                  -------         -------         -------         -------
     Income from continuing operations before
       income taxes..........................       1,126           6,472           8,271          25,872
Income tax expense...........................         259           2,913           1,903           8,159
                                                  -------         -------         -------         -------
     Net income from continuing operations...         867           3,559           6,368          17,713
                                                  -------         -------         -------         -------
Income from discontinued operations, net of
  taxes......................................          --             113             374              36
                                                  -------         -------         -------         -------
     Net income..............................     $   867         $ 3,672         $ 6,742         $17,749
                                                  =======         =======         =======         =======
Basic net income per share from continuing
  operations.................................     $  0.02         $  0.09         $  0.14         $  0.43
Basic net income (loss) per share from
  discontinued operations....................          --            0.00            0.01            0.00
                                                  -------         -------         -------         -------
Basic net income per share...................     $  0.02         $  0.09         $  0.15         $  0.43
                                                  =======         =======         =======         =======
Shares used in computing basic net income per
  share......................................      44,519          41,717          43,836          40,913
                                                  =======         =======         =======         =======
Diluted net income per share from continuing
  operations.................................     $  0.02         $  0.07         $  0.12         $  0.37
Diluted net income per share from
  discontinued operations....................          --            0.01            0.01            0.00
                                                  -------         -------         -------         -------
Diluted net income per share.................     $  0.02         $  0.08         $  0.13         $  0.37
                                                  =======         =======         =======         =======
Shares used in computing diluted net income
  per share..................................      51,733          48,428          51,227          47,857
                                                  =======         =======         =======         =======

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 26,    SEPTEMBER 30,
                                                                  1998             1997
                                                              -------------    -------------
Cash flows from operating activities:
  Net income................................................    $   6,742        $ 17,749
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
     Discontinued operations................................         (374)            (36)
     Amortization of deferred compensation..................          256             504
     Depreciation and amortization..........................        4,321           2,037
     Loss on disposition of property and equipment..........          258             425
     Amortization of capitalized film production costs......           --           1,412
     Credits from patent licensing, net of expense items....         (114)         (1,519)
     Changes in operating assets and liabilities:
       Trade and other accounts receivable..................         (306)          1,474
       Prepaid expenses and other current assets............           68             644
       Accounts payable.....................................          546            (755)
       Income taxes payable.................................          217           7,647
       Payable to Disney....................................       (2,152)            104
       Accrued liabilities..................................       (1,940)          1,619
       Unearned revenue.....................................         (450)            108
                                                                ---------        --------
          Net cash provided by continuing operations........        7,072          31,413
          Net cash provided by discontinued operations......          374           1,468
                                                                ---------        --------
          Net cash provided by operating activities.........        7,446          32,881
                                                                ---------        --------
Cash flows from investing activities:
  Purchase of property and equipment........................       (8,751)        (15,483)
  Proceeds from sale of short-term securities...............      103,066         105,579
  Investments in short-term securities......................     (164,693)       (112,051)
  Capitalized film production costs.........................      (23,846)        (21,682)
  Proceeds from sale of equipment...........................          247              --
  Other assets..............................................         (492)            (52)
                                                                ---------        --------
     Net cash used in investing activities..................      (94,469)        (43,689)
                                                                ---------        --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock and warrants,
     net....................................................           --          14,885
  Proceeds from exercised stock options.....................        2,150             737
                                                                ---------        --------
     Net cash provided by financing activities..............        2,150          15,622
                                                                ---------        --------
Net increase (decrease) in cash and cash equivalents........      (84,873)          4,814
Cash and cash equivalents at beginning of period............      101,847          44,648
                                                                ---------        --------
Cash and cash equivalents at end of period..................    $  16,974        $ 49,462
                                                                =========        ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes..............    $   1,796        $    390
                                                                =========        ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Value of common stock issued and liabilities assumed for
     purchase of PEI........................................    $   3,000        $     --
                                                                =========        ========
  Tax benefit from disqualifying dispositions...............    $      --        $  5,500
                                                                =========        ========
  Credits from patent licensing.............................    $     120        $  1,627
                                                                =========        ========
  Non-cash film production costs capitalized................    $      --        $    124
                                                                =========        ========
  Unrealized gain on investments............................    $     396        $    118
                                                                =========        ========

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

     The results of operations for the three- and the nine-month periods ended September 26, 1998 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 1998 financial statement presentation.

(2) FISCAL YEAR

     Effective for fiscal year 1998, the Company adjusted its fiscal year end from December 31 to the 52 or 53-week period that ends on the Saturday nearest December 31. As a result, the first three quarters of 1998 represented thirteen-week periods and the fourth quarter will represent a fourteen-week period. The 1998 fiscal year will end on January 2, 1999 and will consist of 53 weeks.

(3) EARNINGS PER SHARE CALCULATION

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for outstanding options and warrants.

     Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                             QUARTER ENDED
                                        -------------------------------------------------------
                                           SEPTEMBER 26, 1998            SEPTEMBER 30, 1997
                                        -------------------------     -------------------------
                                         NET                           NET
                                        INCOME    SHARES     EPS      INCOME    SHARES     EPS
                                        ------    ------    -----     ------    ------    -----
Basic net income per share............  $  867    44,519    $0.02     $3,672    41,717    $0.09
Effect of dilutive shares:
  Warrants/options....................      --     7,214                  --     6,711
                                        ------    ------              ------    ------
Diluted net income per share..........  $  867    51,733    $0.02     $3,672    48,428    $0.08
                                        ======    ======              ======    ======

                                                           NINE MONTHS ENDED
                                        -------------------------------------------------------
                                           SEPTEMBER 26, 1998            SEPTEMBER 30, 1997
                                        -------------------------    --------------------------
                                         NET                           NET
                                        INCOME    SHARES     EPS     INCOME     SHARES     EPS
                                        ------    ------    -----    -------    ------    -----
Basic net income per share............  $6,742    43,836    $0.15    $17,749    40,913    $0.43
Effect of dilutive shares:
  Warrants/options....................      --     7,391                  --     6,944
                                        ------    ------             -------    ------
Diluted net income per share..........  $6,742    51,227    $0.13    $17,749    47,857    $0.37
                                        ======    ======             =======    ======

                                     PIXAR

(4) FEATURE FILM AND CO-PRODUCTION AGREEMENTS

  Feature Film Agreement

     In 1991, Pixar entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney") to develop and produce up to three computer animated feature films (the "Feature Film Agreement"). Under the Feature Film Agreement, Pixar is entitled to receive compensation based on the revenue from the distribution of these films and related products. In 1995, Pixar released its first feature film under the terms of the Feature Film Agreement, Toy Story, and recognized related revenues of $8.2 million and $21.4 million for the nine months ended September 26, 1998 and September 30, 1997, respectively, for a total of $53.8 million since the film's release. All production costs incurred by Pixar through 1995 were reimbursed by Disney on a current basis and recorded by Pixar as cost reimbursements. Accordingly, these reimbursements were not recorded as revenue.

  Co-Production Agreement

     In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which now governs all films made by Pixar since Toy Story. Films in development or production by Pixar as of September 26, 1998 include A Bug's Life, Toy Story 2, and Pixar's fourth film ("Film Four"). Under the Co-Production Agreement, Pixar, on an exclusive basis, will produce five original computer animated theatrical motion pictures (the "Pictures") for distribution by Disney. A Bug's Life and Film Four count toward the five Pictures, whereas Toy Story 2 is a derivative work that will not count towards the five Pictures. However, Pixar and Disney have agreed that all provisions of the Co-Production Agreement applicable to the Pictures will also apply to Toy Story 2. Pixar and Disney will co-own, co-brand and co-finance the production costs of the Pictures and will share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all Disney marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar will produce each Picture and Disney will control decisions relating to film marketing and distribution.

(5) DISCONTINUED OPERATIONS

     In 1996, Pixar entered into an agreement with Disney to develop and produce interactive CD-ROM titles based on Toy Story. Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and reassigned all of the employees in this division to feature film productions and other departments within Pixar. The CD-ROM division reported income of $36,000, net of income taxes, for the nine months ended September 30, 1997. Pixar recorded income from discontinued operations of $374,000, net of income taxes, for the nine months ended September 26, 1998, due to royalty income received from the Toy Story CD-ROM products. Pixar anticipates future royalty income, if any, will not be significant.

(6) COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting of Comprehensive Income. SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. The Company's total comprehensive income for the three and nine months ended September 26, 1998, was $444,000 and $396,000, respectively. The Company's total comprehensive income for the three and nine months ended September 30, 1997, was $109,000 and $118,000, respectively. In all periods, total comprehensive income consists entirely of changes in the Company's unrealized gain on short-term investments.

                                     PIXAR

(7) BUSINESS COMBINATION

     On June 16, 1998, Pixar issued 60,468 shares of its common stock in exchange for all of the outstanding common stock of Physical Effects, Inc. ("PEI"). Pixar assumed $300,000 of liabilities as part of this merger. The merger was accounted for under the purchase method of accounting with the operating results of PEI being included in the Company's results of operations from the date of acquisition. The majority of the purchase price was assigned to purchased technology associated with certain technology developed by PEI. The purchased technology is being amortized over a period not to exceed three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Declining Revenues and Anticipated Net Losses in the Second Half of 1998 and the First Half of 1999," "Dependence on Toy Story, A Bug's Life and Toy Story 2," "Scheduled Successive Release of Films; Management of Growth," and "Competition From Movie Studios" as well as those noted in the section entitled "Certain Factors Affecting Business, Operating Results and Financial Condition" in Pixar's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). Particular attention should be paid to the cautionary language in the sections in the Form 10-K entitled "Certain Factors Affecting Business, Operating Results and Financial Condition -- Anticipated Net Losses in 1998 and The First Half of 1999,"
"-- Dependence on Toy Story, A Bug's Life and Toy Story 2," "-- Liquidity Risks," "-- Scheduled Successive Release of Films; Management of Growth" and
"-- Risks Associated With Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

  Co-Production Agreement

     In February 1997, Pixar and Walt Disney Pictures and Television, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney"), entered into a co-production agreement (the "Co-Production Agreement") pursuant to which Pixar, on an exclusive basis, will produce five original computer animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar and Disney will co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and certain other fees and costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Disney and Pixar have agreed that the first Picture under the Co-Production Agreement will be A Bug's Life, which is targeted for release on November 25, 1998. The Co-Production Agreement also contemplates that with respect to sequels, interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to choose between co-financing and producing such products or earning passive royalties on such products. Pixar will not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse Pixar for its share of certain general and administrative costs and certain research and development costs that benefit the productions.

     In February 1998, Pixar and Disney agreed to produce a theatrical motion picture sequel to Toy Story (with the title, "Toy Story 2"), in lieu of the Toy Story made-for-home video sequel. Toy Story 2 will be Pixar's third feature film and will not be released until late 1999 at the earliest. Because Toy Story 2 is a derivative work of the original Toy Story, it will not be counted toward the five Pictures to be produced under the Co-Production Agreement. However, for all other purposes, Toy Story 2 will be treated as a Picture under the Co-Production Agreement. Accordingly, Toy Story 2 has been added to the definition of Pictures produced and financed under the Co-Production Agreement and all the provisions applicable to the other five Pictures apply. From 1996 until the first quarter of 1998, Pixar was producing Toy Story 2 for the less expensive made-for-home video format. Therefore, Pixar has begun and will necessarily continue to spend substantially more production time and incur substantially higher production costs to convert Toy Story 2 into a feature-length and feature-quality motion picture.

     At the present time, Pixar is continuing story development on its fourth theatrical film ("Film Four"). Production of Film Four has not yet begun. Disney and Pixar have approved the story treatment as required under the Co-Production Agreement but have not yet approved the budget as required under the Co-Production Agreement. Once the budget is approved, this film will be developed and distributed under the Co-Production Agreement and will count as the second of the five Pictures. Film Four is not expected to be released until the end of 2000 at the earliest; however, given the creative and production uncertainties at this stage of the production of Film Four, there can be no assurance that Film Four will be developed in time for release even by late 2000.

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

RESULTS OF OPERATIONS

  Revenues

     Total revenues for the three and nine months ended September 26, 1998 were $2.5 million and $11.2 million, respectively, compared to $5.3 million and $27.6 million in the corresponding periods of the prior year. The decreases were primarily due to the decline in Toy Story-related revenue, although each of the other categories of year to date revenues also declined.

     Software revenues consist mainly of software license revenues, principally from RenderMan. Software revenues increased 34% to $1.2 million for the quarter ended September 26, 1998 from $908,000 in the corresponding prior year period and decreased 19% to $2.7 million in the nine months ended September 26, 1998 from $3.4 million in the corresponding prior year period. The decrease in software revenues for the nine months ended September 26, 1998 resulted from decreases in the number of RenderMan software licenses. Pixar expects ongoing variability in revenues derived from software licenses and that such revenue may continue to decline. All historical and future royalty income associated with Pixar's discontinued CD-ROM division has been and will continue to be excluded from software revenues and presented in results of discontinued operations. See "Results of Discontinued Operations."

     Animation services revenues of $171,000 for the nine months ended September 26, 1998 represented revenue recognized in the first quarter of 1998 from a short project related to Toy Story. As was the case in the quarters ended June 27, 1998 and September 26, 1998, it is likely that in the fourth quarter of 1998 Pixar will generate little or no animation services revenues since Pixar had transferred substantially all of its animation services employees to assist in the completion of A Bug's Life. More generally, Pixar expects that animation services revenues will vary significantly from period to period due to the sporadic nature of this business and the need to utilize animation services employees on other productions or projects. There can be no assurance that Pixar will generate any animation services revenues during periods in which its animation services employees are devoted to feature films or other projects, such as was the case for the second and third quarters of 1998, and may be the case thereafter.

     Film revenues for the quarter ended September 26, 1998 were $1.3 million compared with $3.5 million in the corresponding prior year period. Film revenues for the nine months ended September 26, 1998 were

$8.2 million compared with $21.4 million in the corresponding prior year period. Film revenues for the nine months ended September 26, 1998 represent Pixar's share of Toy Story-related merchandising royalties, the ABC and Disney Channel television airings of Toy Story, and Toy Story home video revenue. Since Pixar has already recognized the vast majority of the revenue it expects to receive from Toy Story and related products, and since Pixar's next feature film, A Bug's Life, while targeted for release on November 25, 1998, is not expected to generate revenues for Pixar until the second half of 1999 at the earliest, Pixar expects that revenue will continue to decline in the last quarter of 1998 as compared to the corresponding period in 1997. Therefore, Pixar expects to incur operating and net losses in the remainder of 1998 and in the first half of 1999.

     Patent licensing revenues of $120,000 for the nine months ended September 26, 1998 were attributable to a patent license with Silicon Graphics, Inc. ("SGI"), whereby Pixar granted to SGI and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, SGI agreed to pay Pixar total compensation of $11.0 million, of which $6.0 million was paid in cash in March 1996 and $5.0 million was to be paid in the form of purchase credits for SGI hardware and software. Recognition of the $5.0 million in credits depended upon purchases of the hardware and software to be obtained from SGI in lieu of payment. In the nine months ended September 30, 1997 and September 26, 1998, revenue of $1.6 million and $120,000, respectively, was recognized, representing credits used during those periods. Pixar has used substantially all of the $5.0 million worth of credits and the small amount of remaining credits are expected to be used in the remainder of 1998. Pixar does not expect that further patent licensing revenues will be generated.

     For the three and nine months ended September 26, 1998, Disney accounted for 70% and 79%, respectively, of Pixar's total revenues. The revenues from Disney consisted primarily of film, software and animation services revenues. Substantially all of the revenue derived from Disney for the quarter ended September 26, 1998 was included in trade and other accounts receivable and combined with other receivables from Disney represented 48% of the balance at September 26, 1998. For the three and nine months ended September 30, 1997, Disney accounted for 80% and 82%, respectively, of Pixar's total revenues, primarily from film and software revenues.

  Cost of Revenues

     Cost of software revenues consist of the direct costs and manufacturing overhead required to reproduce and package software products as well as amortization of purchased technology. Cost of software revenues include no amortization of internal software development expenses since no such expenses have been capitalized. Cost of software revenues as a percentage of the related revenues increased to 25% and 16% for the three and nine months ended September 26, 1998, respectively, from 3% and 1%, respectively, in the three and nine months corresponding prior year periods, due primarily to the amortization of purchased technology associated with the acquisition of Physical Effects, Inc. ("PEI"). Approximately $2.7 million of the PEI purchase price was assigned to purchased technology, which PEI has licensed to a third party. Over a period not to exceed three years, Pixar will amortize the purchased technology against related license revenues, thereby essentially eliminating any gross margins with respect to license revenues associated with this purchased technology until such amortization has been completed. As a result of the ongoing amortization of this purchased technology, it is likely that Pixar's total software gross margins will be substantially lower during the next several years. In addition, if Pixar determines that the license revenue generated by the purchased technology will be lower than expected and that all or part of the purchased technology asset may not be recoverable, Pixar would, at that point, be required to write off all or a significant portion of the unamortized purchased technology.

     Costs of animation services revenues consist of production costs, which include salaries, benefits, facility expenses and department overhead costs. Costs of animation services revenues as a percentage of the related revenues were 22% for the nine months ended September 26, 1998 compared to 61% for the nine months ended September 30, 1997, due to the lower negotiated profit margins on animation services projects completed in the nine months ended September 30, 1997. Because there were no animation services revenues in the quarter ended September 26, 1998, there were no associated costs.

     Costs of film revenues represent amortization of film costs capitalized by Pixar. See "Capitalized Film Production Costs." Due to higher than expected Toy Story film revenues, which resulted in Pixar's amortizing all Toy Story related film costs by December 31, 1997, there were no costs of revenues associated with film revenues for the three and nine months ended September 26, 1998. Any further Toy Story film-related revenues will have no associated costs of revenues. Costs of film revenues as a percentage of the related revenues were 7% for the nine months ended September 30, 1997.

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

  Operating Expenses

     Total operating expenses for the three and nine months ended September 26, 1998 were higher than in the same period in the prior year, and Pixar intends to continue to increase its spending levels in a number of areas. First, as a result of competition for technical and certain administrative personnel, Pixar has had to pay higher salaries to attract new technical and administrative personnel. Pixar expects compensation for such personnel to continue to increase. In the three and nine months ended September 26, 1998, Pixar expanded its administrative staff, increased systems and facilities costs and expanded other operations. Pixar expects continued growth in operating expenses in these areas. Included in the three and nine months ended September 30, 1997 was a $2.2 million one-time adjustment reducing Pixar's operating expenses. This reduction was due to an additional reimbursement from Disney under the Co-Production Agreement. Since the Co-Production Agreement began with A Bug's Life and Toy Story 2, both in production in 1996, Pixar was entitled to reimbursement for Disney's share of certain of Pixar's operating expenses incurred in 1996 and in the first two months of 1997, prior to signing the agreement. The determination of this one-time operating expense reimbursement was finalized in the quarter ended September 30, 1997.

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

     Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product, for Pixar's proprietary Marionette and Ringmaster software and for certain other unreimbursed projects. Research and development expenses decreased 23% to $928,000 in the three months ended September 26, 1998 from $1.2 million in the corresponding prior year period, and decreased 26% to $2.7 million in the nine months ended September 26, 1998 from $3.7 million in the corresponding prior year period. The decreases were due to the completion of a significant research and development project, a short film entitled Geri's Game, in the last quarter of 1997, coupled with the reassignment in the current year of certain research and development employees to temporarily work on film productions. Pixar expects increased research and development spending in future quarters. To date, all internal software development costs not reimbursed by Disney have been expensed as incurred.

     Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support the software segment and complement the film segment. Sales and marketing expenses decreased 26% to $311,000 in the three months ended September 26, 1998 from $422,000 in the corresponding prior year period and decreased 6% to

$963,000 in the nine months ended September 26, 1998 from $1.0 million in the corresponding prior year period. These decreases are the result of increased spending for film-specific marketing expenses which are reimbursed by Disney under the Co-Production Agreement, as more time and attention are devoted to the release of A Bug's Life on November 25, 1998. Pixar expects that sales and marketing spending will increase in future periods because corporate marketing and public relations expenses, net of reimbursements, may continue to increase in absolute dollars in future periods.

     General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased 42% to $1.7 million in the three months ended September 26, 1998 from $1.2 million in the corresponding prior year period and increased 52% to $5.3 million in the nine months ended September 26, 1998 from $3.5 million in the corresponding prior year period. The increases were primarily due to a general increase in staffing and public company costs, such as payroll taxes from the exercise of stock options. Growth in these costs is partially offset by the recovery of certain general and administrative costs reimbursed by Disney under the Co-Production Agreement. Pixar expects general and administrative expenses to continue to increase in absolute dollars in future periods as Pixar incurs additional costs to expand its administrative staff and facilities.

  Other Income, Net

     Other income, net consists primarily of interest income on Pixar's short-term investments. Other income, net was $1.9 million and $6.5 million in the three and nine months ended September 26, 1998, respectively, and $2.4 million and $6.5 million in the three and nine months ended September 30, 1997, respectively.

  Income Taxes

     Income tax expense from continuing operations for the three and nine months ended September 26, 1998 reflects Pixar's federal and state income tax liability after utilization of remaining net operating loss carryforwards and federal and state tax credits. Income taxes decreased for the three and nine months ended September 26, 1998 as a result of the benefit of certain tax deductions occurring in 1998 coupled with Pixar's projected lower earnings for fiscal 1998.

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

     The discontinued CD-ROM division recorded a gain of $36,000, net of income taxes, for the nine months ended September 30, 1997. For the nine months ended September 26, 1998, Pixar recorded income from discontinued operations of $374,000, net of income taxes, due to royalty income received for the Toy Story CD-ROM products. Pixar anticipates that future royalty income, if any, will exceed costs to be incurred in all future periods, but that such amounts, if any, will not be significant.

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

  Declining Revenues and Anticipated Net Losses in the Remainder of 1998 and the First Half of 1999

     A number of factors are expected to result in declining revenues and net losses in the remainder of 1998 and in the first half of 1999, as discussed more fully below.

     End of Toy Story Revenues. Pixar has already recognized the vast majority of the revenue it expects to receive from Toy Story, Pixar's first computer animated feature film. While relatively minor amounts of revenue may be received by Pixar in subsequent periods, Pixar does not expect to recognize any significant revenue from Toy Story in the future.

     Timing of A Bug's Life and Toy Story 2 Releases. A Bug's Life, Pixar's second computer animated feature film, is targeted for release on November 25, 1998, and revenue attributable to A Bug's Life is not expected to be recognized until marketing and distribution costs and fees have been recovered by Disney. Recovery of such costs depends on many factors and may not occur until six to twelve months after its release at the earliest, making it likely that Pixar will not recognize any revenue from A Bug's Life until the second half of 1999 at the earliest. In addition, the theatrical motion picture sequel to Toy Story, Toy Story 2, is not expected to be released until the end of 1999 at the earliest. As with A Bug's Life, Pixar does not expect to recognize any revenue from Toy Story 2 until six to twelve months after its release at the earliest. Therefore, Pixar is unlikely to recognize any revenue from Toy Story 2 until the second half of 2000 at the earliest.

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

     Increase in Operating Expenses and Effective Tax Rate. Since Pixar's initial public offering, Pixar significantly increased its operating expenses, and Pixar plans to continue to increase its operating expenses to fund greater levels of research and development and to expand operations. Specifically, Pixar expects its spending levels to increase significantly due to continued investment in proprietary software systems, increased compensation costs as a result of competition for animators, creative personnel, technical directors and other personnel, and increased costs associated with the expansion of its facilities. A portion of Pixar's operating expenses that are allocable to film productions are capitalized by Pixar or reimbursed by Disney under the Co-Production Agreement. To the extent that the increases in expenses are not capitalized by Pixar nor paid for by Disney, Pixar's operating expenses will significantly increase in the remainder of 1998 and thereafter. Finally, Pixar's effective tax rate increased in the year ended December 31, 1997, and although it may decrease slightly in 1998, it is likely to increase in future years due to previous utilization of remaining net operating loss carryforwards in 1997.

     Impact on Operating Results. As a result of the above factors, Pixar expects revenue to continue to substantially decline in 1998 as compared to 1997. At the same time, Pixar's operating expenses have increased and are expected to continue to increase in 1998. Therefore, Pixar expects operating results in 1998 to continue to decline substantially from operating results in 1997. Pixar expects to incur operating and net losses in the remainder of 1998 and in the first half of 1999. Operating results thereafter will depend upon the success of Pixar's next films, starting with the planned release of A Bug's Life on November 25, 1998.

  Dependence on Toy Story, A Bug's Life and Toy Story 2

     Dependence on Toy Story. For at least the remainder of 1998 and the first half of 1999, Pixar's revenue and operating results will again be largely dependent upon whatever remains to be received from Toy Story, such as possible further merchandise royalties. Pixar recognized the vast majority of Toy Story home video revenue in 1997 and expects little revenue from Toy Story or related products in the remainder of 1998 and thereafter. Pixar also expects little or no royalty income from its Toy Story CD-ROM products for the remainder of 1998 or thereafter. Because A Bug's Life is targeted for release on November 25, 1998, and Toy Story 2 is not expected to be released until the end of 1999 at the earliest, any other revenues in the remainder of 1998 and in the first half of 1999 will be primarily dependent upon Pixar's other businesses, from which Pixar expects limited revenue.

     Dependence on A Bug's Life and Toy Story 2. Beyond 1998 and the first half of 1999, Pixar expects to be significantly dependent upon the success of A Bug's Life, Toy Story 2, Film Four (Toy Story 2 and Film Four are the "Current Projects") and related products. A Bug's Life has been completed and is currently scheduled for release on November 25, 1998. Although development and/or production on each of the Current Projects is underway, there can be no assurance that any of the Current Projects will be successfully produced and released when scheduled or thereafter. There can be no assurance that Pixar will not experience difficulties that could delay or prevent the successful development or production of any of the Current Projects or subsequent animated feature films or related products. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, Pixar's business, operating results and financial condition will be materially adversely affected.

     The development of Film Four began in late 1996. Although it is currently targeted for release in late 2000, and there has been approval of the story treatment, there has been no final approval under the Co-Production Agreement of the budget for Film Four and there can be no assurance that it will be released as targeted in late 2000. Film Four is not expected to be released until the end of 2000 at the earliest; however, given the creative and production uncertainties at this stage of the production of Film Four, there can be no assurance that Film Four will be developed in time for release even by late 2000. As a result, for the next two or three years, Pixar will be significantly dependent upon A Bug's Life and Toy Story 2.

     Risks Associated with A Bug's Life. Under the Co-Production Agreement, Pixar equally shares the production costs of A Bug's Life with Disney, which are expected to be more than twice the production costs of Toy Story. Most of these costs have been capitalized as film production costs under SFAS No. 53 and will be amortized over the expected revenue stream beginning when revenue is recognized. In addition, under the Co-Production Agreement, Disney determines and finances the costs and expenses of promoting, marketing and distributing A Bug's Life. Such costs are likely to be very significant and will be recovered by Disney before any revenues are recognized by Pixar. If A Bug's Life is not an extraordinary box office success, the amount of revenue recognized by Pixar will not be significant, and Pixar's capitalized production costs will have to be amortized in large amounts over a limited number of quarters, resulting in significant costs of film revenue in those quarters and, potentially, significant quarterly operating and net losses. Animated feature films that become extraordinary box office successes are rare. Pixar believes, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only two movies generated domestic box office revenues greater than Toy Story, and both of those films were produced and distributed solely by Disney. During at least the last five years, Pixar believes that there has been no fully-animated feature film (other than Toy Story) produced or developed by a studio other than Disney that has achieved more than $80 million in domestic box office revenues. While A Bug's Life will be co-financed, promoted and marketed by Disney, it will have a different look, theme and musical style than Disney's other recent animated films (except for Toy Story), and there can be no assurance that it will have the same audience appeal as Disney's other animated films. In addition, A Bug's Life will face significant competition when it is released. DreamWorks SKG ("DreamWorks") (which is expressly targeting the animated film market) recently released Antz, a co-production with Pacific Data Images ("PDI"), a computer animation firm in which DreamWorks owns a significant equity stake. Antz is a computer animated feature film which, like A Bug's Life, features ants as characters. Through November 1, 1998, Antz had achieved approximately $68 million in domestic box office revenues and is still showing in theaters. Paramount Pictures' ("Paramount") Rugrats, The Movie and DreamWorks' Prince of Egypt are animated feature films which will be released around the same time as A Bug's Life as will other family films such as Universal City Studios' ("Universal") Babe -- Pig in the City, which is also scheduled for release on November 25, 1998. As a result of these and other factors, A Bug's Life and related products may not generate significant revenue and operating results for Pixar, even if A Bug's Life is critically acclaimed and achieves substantial, but not extraordinary, box office success.

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

     Production Budgets. Given the escalation in compensation rates of people required to work on the Current Projects, the number of people required to work on the Current Projects, and the equipment needs, the budget for the Current Projects and subsequent films and related products are and will continue to be substantially greater than the budget for Toy Story and will be financed equally by Pixar and Disney under the Co-Production Agreement. For example, the production budget of A Bug's Life is more than twice the production costs of Toy Story. In addition, due to production exigencies which are often difficult to predict, Pixar believes that it is common for film production spending to exceed film production budgets, and there can be no assurance that any of the Current Projects can be completed within the budgeted amounts.

  Scheduled Successive Release of Films; Management of Growth

     In order to meet its obligations pursuant to the Co-Production Agreement, Pixar has established parallel creative teams so that it can develop more than one film at a time. These teams were working on A Bug's Life, Toy Story 2 and Film Four, which are currently targeted for release on November 25, 1998, late 1999, and late 2000 at the earliest, respectively. Pixar has only produced one prior feature film to date and has no previous experience with respect to producing three animated feature films in parallel. Pixar has been required, and may continue to be required, to expand its employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled release of these three feature films. This period of rapid growth and expansion has placed, and continues to place, a significant strain on Pixar's resources. There can be no assurance that Toy Story 2 or Film Four will be released as scheduled or that this strain on resources will not have a material adverse effect on Pixar's business, financial condition or results of operations. For example, to meet the production schedule and the targeted completion date of A Bug's Life, substantially all employees from Pixar's animation services group and a significant number of employees from other projects, including Toy Story 2, were assigned to A Bug's Life. Pixar may need to take similar actions for Toy Story 2 and subsequent films. In addition, when production of each of these films is completed, if completed, Pixar may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another which, although shared with Disney, could have a material adverse effect on film production budgets and Pixar's results of operations and financial condition.

     Although there can be no assurance that Toy Story 2 or Film Four will be released on schedule, the targeted release date of late 2000 for Film Four is particularly uncertain. Pursuant to the Co-Production Agreement, Disney and Pixar are required to agree on a number of elements for each film, including the treatment, which summarizes the story on which the film is based, and the budget for the film. Film Four has been in development at Pixar since late 1996, and although there has recently been agreement between Pixar and Disney on the story treatment, there has not been final approval on the budget for Film Four, and there can be no assurance that the budget will be approved in time to release the film by late 2000 or at all. If Disney and Pixar do not reach final agreement on the budget for Film Four currently under development at Pixar, Pixar would be unable to develop an alternative film in time for release in 2000, and it may be 2001 or later before a film which follows Toy Story 2 is ready to be released. In addition, if the story currently under development for Film Four is canceled because Pixar and Disney are unable to reach final agreement on the budget, Pixar could be required to write-off certain related story development costs previously capitalized. If such event occurs in 1998, then all or a portion of these costs would be written off in 1998. Furthermore, even if Pixar and Disney reach final agreement on the budget for Film Four, given creative and production uncertainties at this stage of the production of Film Four, there can be no assurance that Film Four will be developed in time for release in late 2000.

     If Pixar is able to release films in each of 1998, 1999 and 2000, due to the strain on Pixar's personnel from the effort required for such successive releases and the time required for creative development of a new film, Pixar almost certainly would be unable to release a new film in 2001 and would most likely not attempt to do so. Instead, Pixar's creative and production personnel would develop films targeted for release in 2002 and for subsequent years, although it is too early to determine the release schedule or whether it would be possible to release one film in successive years after 2001. As a result, notwithstanding the targeted successive release of films in 1998, 1999 and 2000, it is too early to determine the rate at which any future films may be released, and there can be no assurance that Pixar will release a film in successive years or in any particular year.

  Competition From Movie Studios

     Pixar's animated feature films compete and will continue to compete with feature films and other family oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks (which is expressly targeting the animated film market), Warner Bros. Inc., Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount, Columbia/Tri-Star Pictures Inc., Lucasfilm Ltd. ("Lucasfilm"), Universal and MGM/UA, as well as numerous other independent motion picture production companies. Competition has greatly intensified in the animated feature film market from these and other movie studios. Animated feature films released in 1997 included Anastasia by Twentieth Century Fox and Beavis and Butt-head Do America by United International Pictures with Paramount, each achieving domestic box office receipts between $55 million and $65 million. DreamWorks owns a significant equity stake in PDI, a computer animation firm, and in conjunction with PDI produced Antz, a computer animated feature film which, like A Bug's Life, features ants as characters. Antz was released in October 1998 (approximately eight weeks before the scheduled release of A Bug's
Life) and through November 1, 1998, had achieved approximately $68 million in domestic box office revenues and is still showing in theaters. Pixar expects a variety of additional animated feature films to be released in the theaters in the next two years generating competition for A Bug's Life and Toy Story 2, which are targeted for release on November 25, 1998 and late 1999, respectively. These films include Paramount's Rugrats, The Movie and DreamWorks' The Prince of Egypt, which are each scheduled to be released in late 1998 and will compete with A Bug's Life. Pixar is also aware of several other animated feature films in production at various studios. Due to the large number of expected releases in late 1998 and over the next two years, it is possible that the market for animated films will become saturated before Pixar can release A Bug's Life and other feature films, which could result in failure of such films to achieve commercial success. In addition, other non-animated family oriented feature films are expected to be released in late 1998 and will generate additional competition for A Bug's Life. Such feature films include Babe: Pig in the City, The Wizard of Oz, Air Bud 2: Golden Receiver, Star Trek 9, and Disney's Mighty Joe Young, among others.

     Pixar's films will compete with the feature films of other movie studios for optimal release dates, audience acceptance and exhibition outlets. In addition, Pixar competes and will continue to compete with other movie studios for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Most of the other movie studios with which Pixar competes have significantly greater name recognition and significantly greater financial, technical, creative, marketing and other resources than Pixar.

     At least three of these movie studios, Disney, DreamWorks (with PDI) and Lucasfilm (through its affiliate Industrial Light and Magic ("ILM")), have developed their own internal computer animation capability which may be used for computer animated feature films. For example, DreamWorks (with PDI) produced Antz, and Pixar believes they are working on a second computer animated feature film. In addition, Disney is currently developing and producing a feature film making substantial use of computer animation. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, Pixar believes that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products. For example, Silicon Graphics Inc.'s Alias/Wavefront subsidiary has recently launched "Maya," its next generation three-D software for creating high quality animation and visual effects. Maya incorporates many new features and could be used to make a computer animated feature film.

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

  Divided Responsibilities of Chief Executive Officer

     Pixar's Chief Executive Officer and Chairman, Steven P. Jobs, is also acting as interim Chief Executive Officer at Apple Computer, Inc. ("Apple") until such time as a new Chief Executive Officer is identified and named at Apple. Although Mr. Jobs spends time at Pixar and is active in Pixar's management, he does not devote his full time and resources to Pixar. For day to day operations, since 1995, Pixar has established an Office of the President which is comprised of Mr. Jobs as Chief Executive Officer, Edwin E. Catmull as Executive Vice President and Chief Technical Officer and Lawrence B. Levy as Executive Vice President and Chief Financial Officer.

  Liquidity Risks

     Pursuant to the Co-Production Agreement, Pixar will co-finance the next five animated feature films which it produces, including A Bug's Life and Film Four. Pixar will also co-finance Toy Story 2 on the same basis as the other theatrical films. In the future, Pixar may co-finance other derivative works such as sequels, interactive products and television productions. In addition, Pixar began construction of a new headquarters and studio facility in Emeryville, California on July 29, 1998 which may be financed by the use of Pixar's cash. As Pixar does not expect to generate substantial, if any, cash from operations in 1998, the production costs of A Bug's Life, Film Four and Toy Story 2 and the costs of the new Emeryville facility have had and will continue to have a material adverse impact on Pixar's cash and short-term investment balances. As of September 26, 1998, Pixar had approximately $153.2 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the development and production costs of A Bug's Life, Film Four and Toy Story 2, until Pixar begins receiving cash from the release of these films (which is generally not expected to occur until the second half of 1999 at the earliest). However, even if these films generate cash, unless each is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar will be required to seek financing for its ongoing commitments under the Co-

Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the expansion of its facilities. See also "-- Liquidity and Capital Resources." The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.

  Capitalized Film Production Costs

     As of December 31, 1997, all capitalized film costs related to Toy Story had been amortized. Pixar had $52.4 million in capitalized film production costs as of September 26, 1998, consisting primarily of costs related to A Bug's Life, Toy Story 2 and Film Four, all of which are being co-financed by Disney under the Co-Production Agreement.

  Year 2000 Compliance

     The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may, for example, recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Pixar is currently reviewing its products, its internal computer systems and systems of third parties on which Pixar relies for handling the year 2000. Based on information available to date, Pixar believes that it will be able to complete its year 2000 compliance review and make any necessary modifications to its products and internal systems prior to the end of 1999. Pixar further believes that such review and modification will not require Pixar to incur any material charge to operating expenses over the next several years. Pixar is also seeking confirmation from third parties that their systems are year 2000 compliant or plans are being developed to address the year 2000 problem. However, there can be no assurance that such third-party systems will be year 2000 compliant or that the failure of such systems to be year 2000 compliant would not have a material adverse effect on Pixar's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments decreased $22.8 million to $153.2 million at September 26, 1998 from $176.0 million at December 31, 1997. Working capital decreased $19.1 million to $147.9 million at September 26, 1998 from $167.0 million at December 31, 1997.

     Net cash provided by continuing operations for the nine months ended September 26, 1998 was primarily attributable to net income of $6.7 million and the non-cash impact of depreciation and amortization expense of $4.3 million offset by net decreases in accrued and other liabilities of $3.8 million. Cash flows used in investing activities were due primarily to net investments in short-term securities of $61.6 million, the purchase of property and equipment of $8.8 million and funding of film production costs of $23.8 million. Cash flows provided by financing activities were due to proceeds from the exercise of stock options.

     As of September 26, 1998, Pixar's principal source of liquidity was approximately $153.2 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet the Company's operating requirements through the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy Pixar's liquidity requirements, Pixar may be required to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. There can be no assurance that financing will be available to Pixar in an amount and on terms acceptable to Pixar. See "Factors Affecting Operating Results and Financial Condition -- Liquidity Risks."

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

     As of September 26, 1998, the Company had used the net proceeds from the offering as follows: $16,869,491 for construction of plant, building and facilities, $12,122,717 for the purchase and installation of machinery and equipment, $2,374,000 for the repayment of indebtedness, $69,786,014 for the development of future films and other animated products, $11,845,925 for working capital and $26,663,139 remaining in temporary investments. Of these amounts, $2,374,000 represented direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 5. OTHER INFORMATION

     The Securities and Exchange Commission recently amended Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended. As amended, Rule 14a-4(c)(1) provides that a proxy may confer discretionary authority to vote on a matter for an annual meeting of shareholders if the Company did not have notice of such matter at least 45 days prior to the month and day of mailing of the prior year's proxy statement. The proxy statement for the Company's 1998 Annual Meeting of Shareholders was mailed to shareholders on May 15, 1998. Accordingly, if a proponent does not notify the Company on or before March 31, 1999 of a proposal for the 1999 Annual Meeting of Shareholders, management may use its discretionary voting authority to vote on a proposal, even if the matter is not discussed in the proxy statement for the 1999 Annual Meeting of Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)EXHIBITS

        27.1  Financial Data Schedule

     (b)REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by Pixar during the quarter ended September 26, 1998.

ITEMS 1, 3, AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PIXAR

                                          By: /s/ LAWRENCE B. LEVY
                                            ------------------------------------
                                            Lawrence B. Levy, Executive Vice
                                              President
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer
                                            and Duly Authorized Officer)

Date: November 9, 1998

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
27.1     Financial Data Schedule