Form 10-K405
period 1999-01-02
PIXAR \CA\
filed 1999-03-31
CIK 1002114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

                         COMMISSION FILE NUMBER 0-26976

                                     PIXAR
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     68-0086179
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 19, 1999, there were 45,625,719 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 19, 1999) was approximately $584,134,562. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of Pixar's Annual Report to Shareholders for the year ended January 2, 1999 (the "1998 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 14 through 28 as well as those noted in the documents incorporated herein by reference. Particular attention should be paid to the cautionary language in Risk Factors, "-- We Depend on Toy Story, A Bug's Life, Toy Story 2 and Film Four," "-- Risks Associated with Adequacy of Cash Balances," "-- Risks Associated with Scheduled Successive Release of Films" and "-- Risks Associated with Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Pixar is a leading digital animation studio with the creative, technical and production capabilities to create a new generation of animated feature films and related products. Pixar's objective is to create, develop and produce computer animated feature films with a new three-dimensional appearance, heartwarming stories and memorable characters that appeal to audiences of all ages. Through the creation of entertaining, enduring and successful films, Pixar seeks to become a leading brand in animated feature films. Pixar's first and second such films, Toy Story and A Bug's Life, were created and produced by Pixar and were marketed and distributed by The Walt Disney Company (along with its subsidiaries hereinafter referred to as "Disney"). Toy Story was released in November 1995 and generated over $191 million in domestic box office revenue, and Pixar's second animated feature film, A Bug's Life, was released in November 1998. See "-- Recent Developments."

     In February 1997, Pixar extended its existing relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, Pixar will produce, on an exclusive basis, five original computer animated feature films (the "Pictures") for distribution by Disney. Pixar and Disney will co-finance and co-brand the films and share equally in the profits of each film and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs and fees. The first of the films produced under the Co-Production Agreement was A Bug's Life. See "-- Relationship with
Disney -- Co-Production Agreement."

RECENT DEVELOPMENTS

     Release of A Bug's Life. In November 1998, A Bug's Life was released and, as of March 28, 1999, it had generated over $160 million in domestic box office revenue and $176 in foreign box office revenue.

     Changes in Management. In March 1999, Pixar announced that, at the end of March 1999, Lawrence B. Levy will be resigning from his position as Executive Vice President, Chief Financial Officer and member of the Office of the President. Pixar also announced that, effective in April 1999, Mr. Levy and Edwin E. Catmull, Executive Vice President, Chief Technical Officer and member of the Office of the President, will become members of Pixar's Board of Directors. Effective in April 1999, Dr. Catmull will also become Secretary of Pixar in lieu of Mr. Levy. In addition, in February 1999, Pixar announced the promotion of five of its employees to senior executive positions. John Lasseter was promoted to Executive Vice President of Creative, Sarah McArthur was promoted to Executive Vice President of Production, Darwyn Peachey was promoted to Vice President of Research and Development, Greg Brandeau was promoted to Vice President of Computer Operations and Sarah Flatley was promoted to Vice President of Finance.

     John Lasseter transitions to Toy Story 2. In January 1999, after completion of A Bug's Life, John Lasseter, Pixar's Executive Vice President of Creative Development and Director of Toy Story and A Bug's Life, transitioned to Director of Toy Story 2. Lee Unkrich and Ashley Brannon will be Co-Directors of Toy Story 2.

BUSINESS MODEL AND PRODUCTS

     Pixar's strategy is to become a leading brand in the development and production of animated feature films and related products, such as soundtracks, toys and other merchandise. Pixar is currently implementing this strategy through the Co-Production Agreement with Disney.

     Animated Feature Films. Pixar's first computer-animated feature film, Toy Story, was released in November 1995. On November 25, 1998, Pixar successfully released A Bug's Life, its second computer-animated feature film for distribution by Disney. A Bug's Life was the first of five such films developed and distributed under the Co-Production Agreement with Disney, and Pixar intends to continue to develop computer animated feature films for the family entertainment market. In 1998, Pixar continued development and production on Toy Story 2, a derivative work now subject to the same terms as the other theatrical motion pictures developed under the Co-Production Agreement, except Toy Story 2 will not be counted toward the five Pictures to be produced under that agreement. Toy Story 2 is not expected to be released until late 1999 at the earliest. Also in 1998, Pixar continued story development on its fourth theatrical film ("Film Four") and other future films. Production of Film Four has not yet begun, however Disney and Pixar have approved the related story treatment and budget as required under the Co-Production Agreement. Film Four is not expected to be released until mid 2001 at the earliest. See "Risk
Factors -- Risk Associated with Scheduled Successive Releases of Films."

     Home Videos. Toy Story was released by Disney as a home video in October 1996 and A Bug's Life is scheduled for home video release on April 20, 1999. Pixar believes that its future animated feature films will also lend themselves to home video distribution in both domestic and international markets. Distribution of home video versions of the animated feature films developed and produced under the Co-Production Agreement will also be pursuant to the Co-Production Agreement.

     Merchandise and Soundtracks. Pixar believes that the characters and music created in animated feature films lend themselves to opportunities for selling merchandise and soundtracks. For example, merchandise such as children's toys based on stories and characters in A Bug's Life were designed using three-dimensional data from Pixar's digital models. Disney has the rights to distribute merchandise and soundtracks from Toy Story, A Bug's Life and the remaining feature films to be made pursuant to the Co-Production Agreement. Pixar shares in the profits, if any, generated from such sales.

     Short Films. Pixar has developed a number of short films since its inception and continues to invest in developing new short films. In 1997, Pixar created and produced a short film, Geri's Game. Although the short films have few commercial opportunities, Pixar believes it is an important investment for the development of creative talent and Pixar's computer animation technology. For example, Geri's Game enabled Pixar to further its technology in computer generated skin and cloth. In addition, such short films provide Pixar with opportunities for valuable publicity and critical acclaim that further establishes the Pixar brand. For example, in 1998, Geri's Game won an Academy Award for Best Short Film (Animated). In addition, Geri's Game was released theatrically nationwide as the preceding short film to A Bug's Life.

     RenderMan. Pixar has been selling its RenderMan software for nearly ten years. RenderMan has helped visual effects studios create visual effects such as certain dinosaurs in Jurassic Park, new creatures appearing in the 1998 re-release of Star Wars, the metal cyborg in Terminator 2 and the hoard of horsemen charging over the hill in Mulan. RenderMan runs on Unix-based workstations from Silicon Graphics, Inc ("Silicon Graphics"), Sun Microsystems, Inc. ("Sun") and Digital Equipment Corp. ("Digital Equipment"). Examples of RenderMan customers include movie studios such as Disney, Twentieth Century Fox Film Corpora-tion, Lucasfilm Ltd. through its affiliate Industrial Light and Magic ("ILM"), Columbia/Tri-Star Pictures Inc. and Warner Bros., Inc. Customers also include government agencies and universities. The RenderMan ToolKit is sold at a list price of $5,000 per license. Discounts are available for site or multi-use licenses. See "-- Technology -- RenderMan" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Shareholders.

     Short Animation Products. Pixar has also in the past produced animated or partially animated television commercials, including commercials for products such as Coca-Cola, Listerine and Gummi-Savers (a LifeSavers product). However, in 1996, Pixar largely discontinued its business of producing commercials in favor of other opportunities. Pixar still produces short animation projects, primarily derived from Pixar's films, such as the "Tree of Life" which is currently on display at the Animal Kingdom in Disney World, and animation for the advertising of McDonald's Happy Meals which were tied into A Bug's Life. Moreover, Pixar believes that there may continue to be other opportunities to produce short animation projects for Disney in connection with work performed under the Co-Production Agreement.

PIXAR COMPUTER ANIMATION PROCESS AND DIGITAL BACK LOT

     Pixar Computer Animation Process

     The development and production of animated feature films is extremely complex and time consuming due to the very large number of frames and intricate detail of each frame. At 24 frames per second, a 77-minute animated feature film such as Toy Story requires approximately 110,000 individual frames. Animation for feature films has traditionally been created through hand-drawn cels, requiring hundreds of people working for two to three years. Although computers have been used to assist in some elements of cel animation during the past several years, most frames are still hand-drawn.

     Pixar believes that its proprietary technology, which allows animators to manipulate hundreds of motion control points within a single character, allows for more intricacy and subtlety of character and personality than traditional two-dimensional cel-based animation. This technology also facilitates the manipulation, editing and re-use of animated images.

     Pixar makes its computer animated films and other projects in four stages: creative development, pre-production, production and post-production. Because this process is iterative, there is continual reworking of the film. The basic elements of this highly complex process are outlined below.

                     ----------------                -------------------                -------------
    CREATIVE
    DEVELOPMENT       Story Concept         5         Treatment/Outline        5         Screenplay
                     ----------------                -------------------                -------------

     Creative Development. Creative development is an iterative process in which the story and its characters are created and developed. The first step in creative development involves the development of a story concept, which often takes the form of a story summary or outline known as a "treatment." After numerous iterations and research into the story and characters, a first draft of a screenplay is written.

                    --------------               ---------------------               ------------------
    PRE-
    PRODUCTION       Story Board         5        Story Reel Editing         5        Voice Recording
                    --------------               ---------------------               ------------------

     Pre-Production. The pre-production stage begins when the screenplay is turned into story boards, which are panels filled with thousands of sketches that represent the story to be animated. The story boards are then transferred to film or video so that they can be electronically edited into a photo play of the film called story reels, a process that enables editing of the film before the production phase begins. Voices are then selected, recorded and added to the story reels. Throughout the creative development and pre-production processes, plans are developed for the style, colors and look of the film.

                  ----------          --------          -----------          --------------          -----------
                                                                              Shading and
    PRODUCTION     Modeling     5      Layout     5      Animation     5        Lighting       5      Rendering     5
                  ----------          --------          -----------          --------------          -----------

                  -----------
                     Film
    PRODUCTION     Recording
                  ----------          --------------

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

     In the animation stage, the digitized models are animated, or "brought to life," in three dimensions to create a motion sequence. The next step in completing a scene requires attaching to each object and model a description of its surface characteristics. These "shaders" describe the pattern, texture, finish and color for every object in the scene. Next, lighting is added by placing digital lights into the scene. In the rendering phase, the renderer takes the modeling, layout, animation, shading and lighting data and, for each frame in the sequence, computes a three-dimensional image of what the scene looks like at that point in time from the point of view of the camera. The final rendering of a single frame takes an average of one to four hours, but a small percentage of more complex frames can take much longer, between 20 and 40 hours each or more. The final rendered data is then sent to one of Pixar's film recorders for imaging onto film.

                  --------          ---------          --------          ------------          ----------
                   Sound              Print
    POST-         Effects     5      Musical     5      Sound      5        Color        5      Delivery
    PRODUCTION     Design             Score             Mixing            Correction            of Print
                  --------          ---------          --------          ------------          ----------

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

     Digital Back Lot

     The digital models that Pixar develops to create its animated products may be used again in future films, television commercials and other animation products. The Pixar technical team has developed a proprietary database of thousands of digital models, sets, textures and surface appearances from its short films and commercials. Much like the traditional movie studio's back lot, this digital database allows Pixar animators to retrieve and re-use thousands of different elements that make up the characters and scenes of a film. However, unlike a traditional movie studio's back lot, digital animation sequences can be easily re-used. For example, a sequence of a character walking could be re-used with little or no rework in another portion of the film. These models may also be used in other films or in videos or to create merchandise. For example, the models that were used to animate Toy Story were "re-used" or rendered in a different resolution for use in Pixar's two Toy Story CD-ROM titles and are being re-used in Toy Story 2.

CREATIVE DEVELOPMENT GROUP

     Pixar's creative and technical personnel have collaborated for over ten years to produce three-dimensional computer-animated films. The principal objective of Pixar's creative group is to create heartwarming stories with memorable characters that are targeted for family entertainment, utilizing the medium of computer animation. The members of Pixar's creative and technical teams have been nominated for and received a number of awards. In 1986, the short animated film Luxo Jr. earned an Academy Award nomination for Best Short Film (Animated). In 1988, another of Pixar's short films, Tin Toy, became the first computer-animated film to win the Academy Award for Best Short Film (Animated). In 1998, Pixar's most recent animated short film, Geri's Game, also won an Academy Award for Best Short Film (Animated).

     The creative team at Pixar is under the direction of John Lasseter, an Academy Award-winning director and animator and the Director of Toy Story and A Bug's Life. In March 1996, Mr. Lasseter received a Special Achievement Oscar from the Academy of Motion Picture Arts and Sciences for the development and application of techniques that made possible the first feature-length computer-animated film, Toy Story. Pixar has built an entire creative team consisting of highly skilled story artists, animators and other artists highly skilled in the art of animation, especially computer animation. Pixar's story department is responsible for a project's concept, treatment, outline, script, story boards and story reels. The art department is responsible for the visual development of a project, including the design of characters and sets and the color, textures, shading and lighting. It is also quite common for creative contributions to come from the technical group. Along with the story department and the art department, the creative team at Pixar includes animators. Pixar strives to hire animators who have superior acting ability, those able to make characters and inanimate objects come to life and appear as though they have their own thought processes. Pixar's proprietary software tools enable artists unfamiliar with computers to quickly become skilled in the art of three-dimensional animation. All groups work closely together in an iterative process. To encourage collaboration, Pixar has strived to create a cooperative working environment and a non-hierarchical culture whereby each member of the creative team, regardless of position or department, considers the ideas of any other member of the team. See "Risk Factors -- We Depend on Certain Key Employees."

     The success of each animated feature film developed by Pixar will depend in large part upon the Pixar creative team's ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that achieve broad market acceptance. Traditionally, this has been extremely difficult. Disney provided creative assistance throughout the production of Toy Story and A Bug's Life, including creative reviews and approvals, and the Co-Production Agreement contemplates that Disney will continue to provide creative assistance to Pixar on feature films and other products made pursuant to that agreement; however, there can be no assurance that Disney will continue to provide assistance to Pixar in the development of creative content for its feature films or related products. In addition, there can be no assurance that voices and other intellectual property rights used in an animated feature film will be available for use in any sequel or other product related to such feature film. For example, Pixar was unable to obtain the rights to use certain voices from Toy Story in the two CD-ROM products based on Toy Story. See "Risk
Factors -- We Depend on Successful Development of Appealing Creative Content For Animated Feature Films and Related Products."

TECHNOLOGY

     Pixar has three core proprietary technologies: (1) Marionette, an animation software system for modeling, animating and lighting, (2) Ringmaster, a production management software system for scheduling, coordinating and tracking of a computer animation project and (3) RenderMan, a rendering software system for high quality photo-realistic image synthesis that Pixar uses internally and licenses to third parties. Each of these systems is critical to the production of Pixar's animated feature films and other animation products.

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

     A key component of Ringmaster is a distributed rendering system for managing the huge quantity of images and data that must be rendered to create Pixar's products. Pixar does its rendering on an array of powerful Unix processors which are dedicated to rendering 24 hours a day. These machines, which Pixar calls the RenderFarm, are connected via a local area network. To achieve the desired quality level, the average time to render a single frame at film resolution is between one and four hours. Since an animated feature film contains well over 100,000 frames, each of which may be rendered several times in the production process, Pixar typically has a large number of frames to render at any given time. To manage this process, Ringmaster coordinates and schedules all the processors in the RenderFarm. Ringmaster includes a compositing system and also maintains an array of disk drives as a central data repository for the digital image files generated by the rendering and compositing steps of the production process. Finally, Ringmaster controls the filming phase of production and is responsible for backing up shots for archival purposes.

     RenderMan. RenderMan is a rendering software system for high quality photo-realistic image synthesis that Pixar uses internally and also licenses to third parties. Today, RenderMan is used by many major film studios and special effects firms. Examples of projects which have used RenderMan include Terminator 2, Jurassic Park, Apollo 13, the re-release of Star Wars and Mulan. By licensing RenderMan to film studios, visual effects houses, commercial production facilities and other computer animation companies, Pixar believes that RenderMan has been established as a de facto industry standard for high quality rendering.

     RenderMan was designed to be easily portable. It runs on a wide variety of Unix workstations, including those from Silicon Graphics, Sun and Digital Equipment. Pixar has also ported RenderMan to the Windows NT platform.

RELATIONSHIP WITH DISNEY

     A critical component of Pixar's objective to become a leading brand in the animated feature film market is to secure strong promotion, marketing and distribution of its films and related products. Pixar believes that Disney is the leader in marketing and distribution of animated feature films and related products and one of the industry's most widely recognized brand names. Consequently, in February 1997 Pixar extended its existing relationship with Disney by entering into the Co-Production Agreement. This arrangement allows Pixar to focus on the story and other creative and production elements of making animated feature films while utilizing Disney's significant promotion, marketing and distribution capabilities.

     Prior Agreements

     Pixar's relationship with Disney dates to 1986, when Pixar and Disney entered into a joint technical development effort that resulted in the Computer Animated Production System ("CAPS"), a production system owned and used by Disney in certain of its two-dimensional cel-based animated feature films. Disney first used CAPS for The Rescuers Down Under and has continued to use it for other animated feature films, including Aladdin, The Lion King, The Hunchback of Notre Dame, Hercules and Mulan. In 1992, certain employees of Pixar and Disney were jointly awarded an Academy Award for Scientific and Engineering Achievement for CAPS.

     In May 1991, Pixar entered into the Feature Film Agreement with Disney which provided for the development, production and distribution of up to three feature-length motion pictures (the "Feature Film Agreement"). It is pursuant to the Feature Film Agreement that Toy Story and the Toy Story home video were developed, produced and distributed. In August 1995, Pixar entered into a non-exclusive CD-ROM development and publishing agreement with Disney for the development, production and distribution of CD-ROM titles based on Toy Story (the "CD-ROM Agreement"). It is pursuant to the CD-ROM Agreement that the two Toy Story CD-ROM products were developed, produced and distributed. Both the Feature Film Agreement and the CD-ROM Agreement were superseded by the Co-Production Agreement, except as discussed below.

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

     Overview. On February 24, 1997, Pixar and Disney entered into the Co-Production Agreement pursuant to which Pixar, on an exclusive basis, will produce five original computer-animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney over approximately ten years. Pixar and Disney will co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which will be financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. The first Picture under the Co-Production Agreement was A Bug's Life, which was released in November 1998. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. Pixar will not share in any theme park revenues generated as a result of the Pictures.

     Production. The Co-Production Agreement provides a mechanism for Pixar's submission and the mutual selection of treatments that will be developed and produced as Pictures. After the selection of a treatment, Pixar generally controls the production of each Picture. Disney is entitled to designate a representative at Pixar to monitor the production and production costs of the Pictures.

     Financing of Development and Production. Pixar and Disney are to equally share all production costs. Production costs are defined in the Co-Production Agreement to mean all costs and expenses incurred by Pixar directly related to or fairly allocable to the creation, development, pre-production, production, post-production and delivery to Disney of the Pictures. Production costs include, among other things, all carrying costs incurred by Pixar for retention of employees for production purposes and the overhead attendant thereto, the costs of all treatments prepared by Pixar for submission to Disney, all costs of computer hardware and software used to develop the Pictures, and fair allocations of all costs and expenses of Pixar associated with or benefiting the Picture, including research and development, general and administrative and overhead expenses and facilities. The Co-Production Agreement provides mechanisms for Disney and Pixar to agree upon the budgets for treatments, development and production of each Picture. In order to be reimbursed for production costs, Pixar may not exceed production budgets (which may be revised with mutual approval) without Disney's written approval, subject to certain limited exceptions.

     Distribution. Disney has control over all decisions relating to, and is solely responsible for financing the costs and expenses of, the marketing, promotion, publicity, advertising and distribution of each Picture, subject to certain requirements. Provided, in general, that Disney has agreed on the treatment to be developed into each Picture, Disney has committed to initially release each Picture within certain windows and not to release other Disney family films during certain windows, and each Picture is to be distributed and marketed under the Walt Disney Pictures brand (or the then current Disney brand for premiere Disney movies) and is to be distributed and marketed by Disney in all markets and media and on a worldwide basis in a manner similar to that in which Disney then currently distributes and markets its premiere animated movies. Disney is to consult with Pixar regarding all such major marketing and distribution decisions, and Pixar is entitled to designate a representative to monitor marketing and distribution of the Pictures. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and Pixar will experience a delay in the recognition of revenue from such films and products until after Disney recovers such costs.

     Division of Gross Receipts. Pixar and Disney are entitled to share equally in all gross receipts remaining after deduction of: (1) a distribution fee to Disney, (2) mutually agreed participations (payments to third parties such as actors, composers and other artists contingent upon the success of the Pictures), if any, paid by either Disney or Pixar, and (3) Disney's distribution costs. Gross receipts includes all revenues or other consideration received by Disney from the exploitation of the Pictures and any related merchandise, books, soundtracks and other tangible personal property based upon the Pictures, as more specifically provided in the Co-Production Agreement (collectively, "Merchandise"), subject to certain exceptions relating primarily to receipts from Disney's affiliates. The distribution fee payable to Disney is substantially lower than under the prior Feature Film Agreement and reflects Pixar's commitment to finance half of the production costs of the Pictures. Distribution costs are broadly defined in the Co-Production Agreement to include out-of-pocket costs paid (or in certain instances, accrued for payment) to a third party (or in certain instances, to Disney's affiliates) by Disney or certain of its affiliates, provided that such out-of-pocket costs are directly related or fairly allocable to the distribution of the Picture and Merchandise. Pursuant to the Co-Production Agreement, Pixar will receive statements and payments of its share of gross receipts monthly within 45 days after the end of each calendar month, and Pixar has the right to audit Disney's and its affiliates' books and records relating to the Pictures and Merchandise.

     Derivative Works. Subject to certain exceptions, Disney and Pixar have mutual control of the decision to develop, produce or otherwise exploit any derivative works (or to transfer or license any rights to exploit any derivative works) during the term of the Co-Production Agreement or thereafter. Derivative works include theatrical sequels such as Toy Story 2, made-for-home video sequels, television productions, interactive media products and other derivative works as more specifically provided in the Co-Production Agreement (collectively, "Derivative Works"). Except in certain very limited circumstances, in the event of a disagreement over whether to proceed with a Derivative Work, Disney's decision governs. Pixar is to be given the option to co-finance and produce, or to participate on a passive financial basis with respect to, a Derivative Work that is (1) a theatrical motion picture, (2) a made-for-home video production, (3) a television production, (4) location-based entertainment which uses unique characters or other elements from any of the Pictures or Toy Story as its primary theme, or (5) an interactive product such as CD-ROMs, DVDs, video games and arcade games (collectively, "Interactive Products").

     If Pixar elects to co-finance and produce a Derivative Work, such as it did with Toy Story 2, the Co-Production Agreement provides for the following:

          (1) with respect to theatrical motion pictures and made-for-home video productions, the terms and conditions of the Co-Production Agreement are to be extended to cover such Derivative Works, subject to certain exceptions;

          (2) with respect to (A) location-based entertainment using characters or other elements from a Picture or Toy Story as its primary theme and (B) television productions, Pixar and Disney are to mutually agree upon the terms and the conditions under which such work will be financed, produced and distributed, subject to certain specified requirements in the case of television productions; and

          (3) with respect to Interactive Products, Disney and Pixar are to mutually agree upon the terms and conditions under which such Interactive Product shall be financed, produced and distributed, subject to certain commitments by Disney with respect to marketing and distribution and provided that there will be no distribution fee payable to Disney.

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

     A Derivative Work that is a theatrical motion picture would not count towards the five Pictures to be produced under the Co-Production Agreement. Accordingly, Toy Story 2 does not count as one of the five Pictures to be produced. However, for all other purposes, it has been added to the definition of the original five Pictures produced and financed under the agreement. Therefore, all provisions applicable to the original five Pictures apply to Toy Story 2 as well.

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

     Exclusivity. Pixar has agreed not to release or authorize the release of any feature-length animated theatrical motion picture produced by Pixar, other than the Pictures and Derivative Works produced by Pixar under the Co-Production Agreement, until twelve months from delivery of the fifth Picture under the Co-Production Agreement. Pixar has further agreed that it will not enter into any agreement with any third party for the development, production or distribution of any feature-length animated theatrical motion picture until after Pixar has delivered the third Picture to Disney under the Co-Production Agreement. Pixar has also agreed that it will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that Pixar proposes to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind Pixar under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature length animated and computer-animated theatrical motion pictures itself or enter into similar agreements with third parties. See
"-- Competition."

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

     Effect on Prior Agreements. All Derivative Works based on Toy Story, including Toy Story 2, are to be governed by the Co-Production Agreement and not the original Feature Film Agreement or the CD-ROM Agreement. The original Feature Film Agreement now applies only to the rights and obligations of Disney and Pixar relating to the financial participation in, and the production and distribution of, the theatrical motion picture Toy Story and the financial participation in Merchandise related to Toy Story (unless gross receipts in any given month exceed a certain amount, in which case they will be subject to the Co-Production Agreement), and otherwise has no further force or effect. The original CD-ROM Agreement remains in full force and effect with respect to the first and second CD-ROM products developed under that agreement, but otherwise has no force or effect.

COMPETITION

     Pixar experiences intense competition with respect to animated feature films, animation products and software.

     Movie Studios. Pixar's animated feature films compete and will continue to compete with feature films and other family oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG ("DreamWorks") (which continues to expressly target the animated film market), Warner Bros., Inc., Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Columbia/Tri-Star Pictures Inc., Lucasfilm Ltd. ("Lucasfilm"), Universal City Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

     In 1998, competition significantly intensified in the animated feature film market from these and other movie studios. Animated feature films released in 1998 included Quest for Camelot by Warner Bros., Inc., The Rugrats Movie by Paramount, Prince of Egypt by DreamWorks and Antz, a fully computer-animated movie by DreamWorks with its affiliate Pacific Data Images ("PDI"). While the release of A Bug's Life was extremely successful, achieving domestic box office revenues over $160 million as of March 28, 1999, Antz, The Rugrats Movie and Prince of Egypt achieved domestic box office revenues of over $91 million, $100 million and $99 million, respectively. These three films were released during or near the 1998 holiday season and directly competed with A Bug's Life. Each of these films was more successful than any preceding animated feature film not released by Disney or Disney and Pixar. In addition, other non-animated family oriented feature films released during the 1998 holiday season, such as Disney's Mighty Joe Young, also generated competition for A Bug's Life. Pixar expects that a variety of animated feature films which may be released in the theaters in the next several years will directly compete with Toy Story 2 and Film Four, which are targeted for release in late 1999, and mid 2001, respectively. Due to a potentially large number of releases in the next several years, it is possible that the market for animated films will become further saturated before Pixar can release Toy Story 2 and Film Four, which could result in the failure of such films to achieve the extraordinary commercial success required for Pixar to profit from such films.

     Pixar's films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance and exhibition outlets. In addition, Pixar competes and will continue to compete with other movie studios for the acquisition of literary properties, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Most of the other movie studios with which Pixar competes have significantly greater name recognition and significantly greater financial, technical, creative, marketing and other resources than does Pixar.

     At least three of these movie studios, Disney, DreamWorks and ILM have developed their own internal computer animation capability which may be used for special effects in animated films and live action films. For example, DreamWorks (with PDI) successfully produced Antz. In addition, Disney is currently developing and producing a feature film making substantial use of computer animation. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, Pixar believes that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products. For example, Silicon Graphics Inc.'s Alias/ Wavefront subsidiary licenses "Maya," its next generation three-dimensional software for creating high quality animation and visual effects. Maya incorporates many new features and could be used to make a computer-animated feature film.

     The Co-Production Agreement provides for the development and production by Pixar of five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and enjoys financial benefits in the event that such films achieve significant box office revenues, Pixar believes that Disney desires such films to be successful. Nonetheless, Disney has been by far the most successful producer of animated feature films. Family oriented motion pictures distributed by Disney or its affiliates are likely to be in the market concurrently with and competing with Pixar's animated feature films, such as was the case with the release of Mighty Joe Young during the 1998 holiday season which then competed against A Bug's Life. Pixar's contractual arrangement with Disney also presents other risks. See "Risk Factors -- Risks Associated with Co-Production Agreement."

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

     Computer Graphics Special Effects Firms. Pixar also expects to compete with computer graphics special effects firms, including ILM, PDI, Rhythm & Hues, Digital Domain and Blue Sky/VIFX Productions. These computer graphics special effects firms may be capable of creating their own three-dimensional computer-animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with Pixar. For example, ILM has already created and produced three-dimensional character animation which was used for the ghosts in the live action film Casper, and ILM has a royalty-free, paid-up license to use Pixar's RenderMan software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan. Accordingly, Pixar's RenderMan software may not provide Pixar with a competitive advantage. Pixar also competes, or may in the future compete, with the above firms with respect to animation products other than feature films. Pixar believes that the primary competitive factors in the market for three-dimensional computer animation for feature films and other animation products include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Pixar believes that it presently competes favorably with respect to each of these factors.

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

PROPRIETARY RIGHTS

     Pixar's success and ability to compete is dependent in part upon its proprietary technology. While Pixar relies on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect its proprietary rights, Pixar believes that factors such as the technical and creative skills of its personnel are more essential to its success and ability to compete. Pixar currently is the owner of thirteen patents issued in the United States and seven issued in foreign countries. In addition, Pixar has a number of patent applications pending in the United States and in foreign countries. There can be no assurance that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect Pixar's technology. In addition, there can be no assurance that any patents that have been issued to Pixar, or that Pixar may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to Pixar.

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

     In 1996, Pixar entered into a license agreement with Silicon Graphics whereby Pixar granted to Silicon Graphics and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photo-realistic images. These same patents were licensed to Microsoft Corpora-tion in 1995. These patents relate to pseudo-random point sampling techniques in computer graphics which are incorporated into Pixar's RenderMan. The license agreements with Silicon Graphics and Microsoft will expire no later than the year 2010. Silicon Graphics and Microsoft may use the licensed technology in rendering products which compete with Pixar's RenderMan software, which could adversely impact sales of RenderMan.

EMPLOYEES

     As of January 2, 1999 Pixar had a total of 427 employees. Although none of Pixar's employees are represented by a labor union, it is common for animators and actors at film production companies to belong to a union. There can be no assurance that Pixar's employees will not join or form a labor union or that Pixar, for certain purposes, will not be required to become a union signatory. Further, Pixar may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact Pixar's business, financial condition or results of operations. For example, many of the actors who provide the voice talents for the Pictures and Derivative Works are members of the Screen Actors Guild. Pixar has not experienced any work stoppages and considers its relations with its employees to be good.

     Pixar's success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially its animators, creative personnel and technical directors. In particular, Pixar is dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull and Sarah McArthur. Pixar does not maintain "key person" life insurance for any of its employees. Pixar does have an employment agreement with Mr. Lasseter who is fundamental to its relationship with Disney. However, this employment agreement does not necessarily assure his services. Pixar believes that it may be particularly difficult to retain its key employees, especially its animators, creative personnel and technical directors, during periods in which it is not developing animated feature films. The loss of the services of any of Messrs. Jobs, Lasseter, or Catmull, Ms. McArthur, or of other key employees, especially its animators, creative personnel and technical directors, could have a material adverse effect on Pixar's business, operating results or financial condition.

                                  RISK FACTORS

     The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

WE MAY EXPERIENCE NET LOSSES IN THE FIRST AND SECOND QUARTERS OF 1999

     We may experience net losses in the first and second quarters of 1999 because of the factors discussed below.

     End of Toy Story Revenue

     We have already recognized the vast majority of the revenue we expect to receive from Toy Story. While we may receive minor amounts of revenue in subsequent periods, we do not expect to recognize any further significant revenue from Toy Story.

     Timing of A Bug's Life Revenue

     A Bug's Life was released on November 25, 1998, but we do not expect to recognize a significant amount of revenue from A Bug's Life until after Disney recovers all marketing and distribution costs and fees. It is difficult to predict when Disney will recover these costs because of the many variables involved, some of which are unpredictable, such as the timing and amount of revenue generated from (1) foreign box office, (2) sales of the home video of A Bug's Life, which is scheduled for release April 20, 1999, and (3) sales of film related merchandise. The level of success achieved by A Bug's Life in foreign box office, home video sales, merchandise sales and the level of marketing and distribution costs incurred by Disney will determine whether Pixar first receives significant revenues from A Bug's Life in the second or third quarter of 1999. We expect that even if the film is an extraordinary success in foreign theaters and in the home video and merchandising markets, we will not recognize significant revenue from A Bug's Life until the second quarter of 1999 at the earliest and possibly not until the third quarter of 1999. Moreover, we may not receive sufficient revenue from A Bug's Life in the first or second quarter of 1999 to generate earnings.

     Timing of Toy Story 2 Release

     In addition, we expect that Toy Story 2 will be released in late 1999 at the earliest. As with A Bug's Life, we do not expect to recognize any revenue from Toy Story 2 until six to twelve months after its release. Therefore, we are unlikely to recognize any revenue from Toy Story 2 until the second half of 2000 at the earliest.

     Limited CD-ROM Revenue

     In March 1997, we discontinued our business of producing CD-ROM products in favor of other opportunities arising, in part, as a result of entering into the Co-Production Agreement. We have not received royalty income from our two existing CD ROM products, both based on Toy Story, since the first quarter of 1998. It is unlikely that we will recognize any further royalty income from these products or from this discontinued operation in 1999 or thereafter.

     Possible Decline in Sales of RenderMan Due to Our Shift in Focus

     As a result of our shift in focus to products sold for their content, we have reduced emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan sales; therefore, we continue to expect that revenue from the licensing of RenderMan will remain flat and possibly decline.

     Increase in Our Operating Expenses and Effective Tax Rate

     Since our initial public offering in November 1995, we significantly increased our operating expenses, and we plan to continue to increase our operating expenses to fund greater levels of research and development and to expand operations. Specifically, we expect our spending levels to increase significantly due to (1) continued investment in proprietary software systems,
(2) increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, and (3) increased costs associated with the expansion of our facilities. A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 1999. Finally, our tax rate increased in 1998 and is likely to increase in future years because we have utilized our remaining net operating loss carryforwards except those which originated from the exercise of non-qualified employee stock options. The realization of tax benefits from the exercise of non-qualified employee stock options will reduce the amount of our tax payments and liabilities, but will not reduce our effective tax rate.

     Impact on Our Operating Results

     As a result of the factors discussed above, revenue may decline in the first half of 1999 as compared to prior periods. At the same time, our operating expenses are expected to increase in 1999. Therefore, revenue and operating results in the first half of 1999 may decline from revenue and operating results in 1998, and operating and net losses in the first half of 1999 are possible. Our operating results thereafter will depend upon the success of A Bug's Life, Toy Story 2 and our subsequent films.

WE EXPECT OUR OPERATING RESULTS TO CONTINUE TO FLUCTUATE

     In addition to the factors set forth above, we continue to expect significant fluctuations in our future annual and quarterly operating results because of a variety of factors, including the following:

     - the timing of the domestic and international releases of our animated feature films,

     - the success of our animated feature films (which can fluctuate significantly from film to film),

     - the timing of the release of related products into their respective markets (such as home videos and merchandising),

     - the demand for such related products (which is often a function of the success of the related animated feature film),

     - film production costs,

     - Disney's costs to distribute and promote the feature films and related products,

     - Disney's success at marketing the films and related products,

     - the timing of receipt of proceeds from our animated feature films and related products by Disney,

     - the timing of revenue recognition under the Co-Production Agreement and the Feature Film Agreement, as the case may be,

     - the introduction of new feature films or products by Pixar's competitors, and

     - general economic conditions.

     In particular, since our revenue under the Co-Production Agreement is directly related to the success of a feature film, our operating results are likely to fluctuate depending on the level of success of our animated feature films and related products. The revenues derived from the production and distribution of an animated feature film depend primarily on the film's acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a motion picture also depends upon promotion and marketing, production costs and other factors. Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products.

     Moreover, our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. A substantial portion of all of our other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SFAS No. 53, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures and is, therefore, reimbursed by Disney, and since we capitalize other amounts in accordance with SFAS No. 53, our reported operating expenses for 1998 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and overhead.

     We may not be able to recognize the tax benefits of all of our net operating loss carryforwards. Although we have been profitable for financial statement purposes, we have not been profitable for federal income tax purposes for each of fiscal 1996, 1997 and 1998 due to additional tax deductible items and the utilization of federal net operating loss carryforwards. We were profitable for state income tax purposes for each of 1996 and 1997, but at levels significantly lower than those reported for financial statement purposes. We maintain a valuation allowance which substantially offsets our deferred tax asset, due to our dependence on the success of A Bug's Life and future films, which continues to be uncertain.

     As a result of the factors discussed above, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on our annual and quarterly results of operations as any indication of future performance. Due to the factors discussed above, it is likely that in some future period our operating results will be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Shareholders.

WE DEPEND ON TOY STORY, A BUG'S LIFE, TOY STORY 2 AND FILM FOUR

     Our Dependence on Toy Story

     For at least the first quarter of 1999 and possibly the second quarter of 1999, our revenue and operating results will again be largely dependent upon (1) whatever revenue remains to be received from Toy Story merchandise and (2) our other businesses, software and animation services, from which we expect limited revenue. We recognized the vast majority of Toy Story revenue from all sources by the end of 1998, and we expect little revenue from Toy Story or related products in 1999 and thereafter. We also expect no further royalty income from our Toy Story CD-ROM products in 1999 or thereafter.

     Our Dependence on A Bug's Life

     In 1999, we expect to be significantly dependent upon the success of A Bug's Life. Although A Bug's Life was released in November 1998 and has experienced relative domestic box office success, we will not recognize significant revenue from the film until Disney recovers its marketing and distribution fees and costs. We believe that domestic box office proceeds alone will be inadequate to recover all of these costs. Foreign box office proceeds and sales of related products, such as A Bug's Life home videos and merchandise, must also be substantial in order for the film to generate profits. We cannot provide any assurances that A Bug's Life will be successful in these other key markets. Therefore, it is possible that we will not recognize sufficient revenue from A Bug's Life to generate earnings on a consistent basis.

     Risks Associated with A Bug's Life

     Under the Co-Production Agreement, we share with Disney the production costs of A Bug's Life. These costs were initially capitalized as film production costs under SFAS No. 53, and we will amortize these costs over the expected revenue stream when we recognize revenue from the film and related products. Although A Bug's Life has achieved substantial domestic box office success, we believe that the amount spent by Disney for marketing and distribution has been and will continue to be significant. Unless the amount of revenue generated by A Bug's Life from box office proceeds, home video sales and merchandise sales is substantial even after Disney recovers the marketing and distribution costs, our revenues could be relatively low, and we would have to amortize the capitalized production costs in large amounts over a limited number of quarters, resulting in significant costs of film revenue in those quarters and, potentially, significant quarterly operating and net losses. It is possible that total revenue generated in all markets by A Bug's Life may not generate significant revenue and operating results for us, even though A Bug's Life is critically acclaimed and has achieved domestic box office success. See "-- Risks Associated with Co-Production Agreement -- Dependence on Disney for Distribution and Promotion of Feature Films and Related Products," "Risks Associated with the Motion Picture Industry," and "Business -- Relationship with Disney." See also
Note 4 of Notes to Financial Statements in the 1998 Annual Report to
Shareholders.

     Our Dependence on Toy Story 2 and Film Four

     We expect to receive the majority of proceeds from A Bug's Life by the end of 2000. Beyond 2000, we expect to be largely dependent upon the success of Toy Story 2 and Film Four (together referred to as the "Current Projects"). Although development and/or production of the Current Projects is underway, we cannot provide any assurances that they will be successfully produced and released when scheduled. For example, while we are currently targeting Film Four for release in mid 2001, we have not formally agreed with Disney on the timing of its release, and we cannot provide any assurances that Disney will agree to release Film Four in mid 2001. We cannot provide any assurances that we will not experience difficulties that could delay or prevent the successful development or production of any of the Current Projects or subsequent animated feature films or related products. If we are unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, our business, operating results and financial condition will be materially adversely affected.

     Risks Associated with Toy Story 2

     It is rare for animated feature films to achieve extraordinary box office success. We believe, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only two films generated domestic box office revenues greater than A Bug's Life and Toy Story, and both of those films were produced and distributed solely by Disney. During at least the last five years, we believe The Rugrats Movie is the only fully-animated feature film (other than Toy Story and A Bug's
Life) produced or developed by a studio other than Disney that has achieved more than $100 million in domestic box office revenues. Unless Toy Story 2 achieves extraordinary box office success and also achieves success in home video and merchandise sales, Toy Story 2 may not generate significant revenue and operating results for us. See "-- Risks Associated with Co-Production
Agreement -- Dependence on Disney for Distribution and Promotion of Feature Films and Related Products," "Risks Associated with the Motion Picture Industry," and "Business -- Relationship with Disney." See also Note 4 of Notes to Financial Statements in the 1998 Annual Report to Shareholders.

     As a sequel, there are also risks unique to Toy Story 2. With a theatrical sequel, the story concept and characters are not as novel as the original film. In the vast majority of cases in which a film that achieved domestic box office receipts of greater than $100 million was followed by the release of a sequel, the sequel did not perform as well at the box office as the original. This was the case for sequels to such films as Star Wars, Jurassic Park, Home Alone, Jaws, Batman, Raiders of the Lost Ark, Beverly Hills Cop, Ghostbusters and Back to the Future, among others. In many cases, sequels substantially under-perform the original film. In far fewer cases have sequels performed as well or better than the original blockbuster feature film, and in almost all of these cases, the original feature films and related sequels were action-adventure films, such as Lethal Weapon and Die Hard. Accordingly, we cannot provide any assurances that Toy Story 2 will perform as well as Toy Story at the box office. It is possible that Toy Story 2 will substantially under-perform the original feature film. In addition, fees and participations paid to key talent on Toy Story 2 are substantially greater than for the original film, which together with other increases in production costs will have the effect of increasing the cost of the film when compared to Toy Story.

     As a result of these factors Toy Story 2 and related products may not generate significant revenue and operating results for us, even if Toy Story 2 is critically acclaimed and achieves substantial, but not extraordinary, box office success.

     Risks Associated with Production Budgets

     Given the (1) escalation in compensation rates of people required to work on the Current Projects, (2) number of people required to work on the Current Projects, and (3) equipment needs, the budget for the Current Projects and subsequent films and related products are and will continue to be substantially greater than the budget for Toy Story and A Bug's Life. We will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, we believe that it is not uncommon for film production spending to exceed film production budgets, and we cannot provide any assurances that any of the Current Projects can be completed within the budgeted amounts. For example, in order to meet the production schedule for Toy Story 2, we expect to reassign many employees from our animation services group and from Film Four to Toy Story 2 for the completion of its production, which will result in a larger production staff than originally anticipated and which will generate additional production costs. In addition, when production of each film is completed, if completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another which, although shared with Disney, are treated as film costs which increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

RISKS ASSOCIATED WITH ADEQUACY OF CASH BALANCES

     Pursuant to the Co-Production Agreement, we co-financed A Bug's Life and will co-finance the next four original animated feature films which we produce, including Film Four. We are also co-financing Toy Story 2 on the same basis as the other theatrical films. In the future, we may co-finance other derivative works such as sequels, interactive products and television productions. In addition, we are constructing a new headquarters and studio facility in Emeryville, California, which is being financed by the use of our cash and may continue to be financed by the use of our cash. Since we do not expect to generate substantial, if any, cash from operations in the first quarter and possibly the second quarter of 1999, the development and production costs of Toy Story 2, Film Four and costs of the new Emeryville facility will have a material adverse impact on our cash and short-term investment balances. As of January 2, 1999, we had approximately $149 million in cash and short-term investments. We believe that these funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the development and production costs of Toy Story 2 and Film Four, until we begin receiving cash from the release of A Bug's Life (which we do not expect to occur until the second quarter of 1999). However, even if these films generate cash, unless each is a success such that we recover on a timely basis our share of the production costs, as well as other operating expenses and capital expenditures, we will be required to seek financing for our ongoing commitments under the Co-Production Agreement and any other requirements of its operations. We may also seek additional financing in connection with the construction of our new facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the 1998 Annual Report to Shareholders. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives. If we fail to obtain such financing, it would have a material adverse effect on our business, operating results and financial condition.

RISKS ASSOCIATED WITH SCHEDULED SUCCESSIVE RELEASES OF FILMS

     In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Toy Story 2, which is currently targeted for release in late 1999, and Film Four, which is currently targeted for release in mid 2001. We have only produced two prior feature films to date and have limited experience with respect to producing animated feature films in parallel. We have been required, and will continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to produce animated feature films in parallel. This growth has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that Toy Story 2 or Film Four will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. For example, to meet the production schedule of A Bug's Life, we reassigned employees from other projects, including Toy Story 2, to A Bug's Life. Similarly, to meet the production schedule of Toy Story 2, we expect to reassign employees from other projects, including Film Four, to Toy Story 2. In addition, John Lasseter, who, while directing A Bug's Life, was providing creative oversight for Toy Story 2 in his role as Executive Vice President, Creative, has now transitioned to the role of Director of Toy Story 2. Using the personnel of future films to meet the immediate deadlines of films nearing release, as we have for both A Bug's Life and Toy Story 2, may have the long term impact of pushing out the targeted release dates of future films, increasing film budgets, and adversely impacting our ability to generate creative concepts for subsequent films on a timely basis.

     Although we cannot provide any assurances that Toy Story 2 or Film Four will be released on schedule, the targeted release timing of mid 2001 for Film Four is particularly uncertain. While the story treatment and production budget for Film Four have been approved pursuant to the Co-Production Agreement, we have not formally agreed with Disney on the timing of its release and we cannot provide any assurances that Disney will agree to release Film Four in mid 2001 as it is currently targeted. In addition, as Director of Toy Story 2, John Lasseter will be focused on Toy Story 2 until its completion in late 1999, and will be less available to assist on Film Four or future films during their development phases. This may adversely impact Pixar's ability to release Film Four in mid 2001 and the timing of release of future films thereafter.

     If we are able to release films in late 1999 and mid 2001, we cannot provide any assurances that we will release our next film in 2002. Due to the strain on our personnel from the effort required for the release of Toy Story 2 and Film Four and the time required for creative development of a new film, it is possible that we would be unable to release a successive new film in 2002. It is too early to determine the rate at which any future films are to be released, and we cannot provide any assurances that we will release a film in each successive year or in any particular year.

     To continue to accommodate growth, we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvement and maintenance of our accounting system, other internal management systems and backup systems. In addition, this growth and these diversification activities, along with the corresponding increase in the number of our employees and rapidly increasing costs, have resulted in increased responsibility for our management team. We will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage our employees, to integrate them into Pixar and to provide adequate facilities and other resources for them. We cannot provide any assurances that we will be successful in accomplishing all of these activities on a timely and cost-effective basis, and any failure to accomplish one or more of these activities on a timely and cost-effective basis would have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH CO-PRODUCTION AGREEMENT

    Dependence on Disney for Distribution and Promotion of Feature Films and Related Products

     The decisions regarding the timing of release of motion pictures and related products and which of Disney's motion pictures and related products will receive extensive promotional support from the studio are important in determining the success of the motion picture and related products. Under the terms of the

Co-Production Agreement, we have some general protections with respect to the marketing and distribution of the feature films in the form of commitments by Disney as to release windows, the timing of release of other Disney family films and marketing obligations. However, we ultimately do not control (1) the manner in which Disney distributes our animated feature films and related products, (2) the number of theaters to which Disney distributes our feature films, (3) the specific timing of release of the feature films and related products or (4) the specific amount or quality of promotional support of the feature films and related products and the associated promotional and marketing budgets. Because Disney Co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and may enjoy financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, Disney could make certain decisions as to marketing, distribution or promotion of the animated feature films or related products or the marketing and promotion of its own animated or other family films that could have a material adverse effect on our business, operating results or financial condition. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we will experience a delay in the recognition of revenue from such films and products until after Disney recovers such costs.

     Exclusivity

     We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than the feature films that we produced under the Co-Production Agreement, until twelve months from our delivery of the fifth original feature film under the Co-Production Agreement. We currently anticipate that we will not deliver the fifth Picture until 2004 or 2005 at the earliest. We have further agreed that we will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after we have delivered the third original feature film to Disney under the Co-Production Agreement. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties. For example, we believe that Disney is developing Expedition, a science fiction adventure, with Phil Tippett Studios. See "Business -- Competition."

     Financing of Production Costs

     Under the Co-Production Agreement, unlike the prior Feature Film Agreement which is applicable to Toy Story, we will continue to co-finance each of the four remaining original animated feature films and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. We co-financed A Bug's Life and are currently co-financing Toy Story 2 and Film Four under the Co-Production Agreement. Accordingly, unlike the Feature Film Agreement, we will incur significant production costs which must be offset by revenue generated by the animated feature films and related products. If the feature films and related products do not generate revenue sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely effected.

     Rights to Characters and Elements Retained by Disney

     Disney retains the exclusive distribution and exploitation right to all feature films, all characters and story elements of the feature films and all related products we develop under the Co-Production Agreement. Accordingly, except in certain specified circumstances unlikely to generate revenue, we are not able to exploit or distribute any of the feature films or characters or elements of any of the feature films or related products developed under the Co-Production Agreement without a license from Disney. We cannot provide any assurances that such a license would be available to us on commercially reasonable terms or at all.

     Termination

     Under the terms of the Co-Production Agreement, Disney may terminate the agreement under certain circumstances. For example, Disney is entitled to terminate the Co-Production Agreement in the event that we fail to agree with Disney on a treatment for a Picture within one year after the initial theatrical release of the last Picture for which a treatment has been approved or selected, subject to certain exceptions. Disney is also entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or Pixar merges or consolidates into such a competitor. We cannot provide any assurances that Disney would not terminate the Co-Production Agreement under these circumstances. Disney would not lose any of its rights to distribute and exploit all feature films and all characters and elements of the feature films and other products we develop under the Co-Production Agreement, except for a feature film or related product then in production as to which Disney does not elect to proceed, as to which we would regain the rights subject to a lien in favor of Disney for the costs advanced to date. Further, in the event that Disney terminated the Co-Production Agreement, we would be required to seek alternative channels for distribution of our animated feature films and related products. We cannot provide any assurances that we would be able to find a third party to finance, distribute and promote our animated feature films and related products on terms acceptable to us, if at all. See "Business -- Relationship with Disney."

RISKS ASSOCIATED WITH THE MOTION PICTURE INDUSTRY

     Commercial Success of a Motion Picture is Unpredictable

     The motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable. The commercial success of a motion picture also depends upon other factors, such as:

     - the quality and acceptance of other competing films released into the marketplace at or near the same time,

     - critical reviews,

     - the availability of alternative forms of entertainment and leisure time activities,

     - general economic conditions,

     - weather conditions, and

     - other tangible and intangible factors.

     All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film's box office receipts adversely. Further, due to the expected release of a large number of animated films by Disney and other movie studios in the next several years, it is possible that the market for animated films will become saturated. Therefore, there is a substantial risk that some or all of our motion pictures will not be commercially successful, which would have a material adverse effect on our business, financial condition and results of operations. See
"Business -- Competition."

     Completion of a Motion Picture Subject to Uncertainties and Financial Risks

     The production, completion and distribution of motion pictures is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedules of competitive films. We are concurrently developing and producing two motion pictures, Toy Story 2 and Film Four, which compounds these uncertainties and jeopardizes the successful, timely and cost-effective production and completion of each film. Under the Co-Production Agreement, we have increased our financial involvement in the production costs of motion pictures, which subjects us to substantial financial risks relating to the production, completion and release of the motion pictures. In addition, a significant amount of time will elapse between our expenditure of funds and our receipt of revenues from the animated feature films.

WE DEPEND ON SUCCESSFUL DEVELOPMENT OF APPEALING CREATIVE CONTENT FOR ANIMATED FEATURE FILMS AND RELATED PRODUCTS

     The success of each of our animated feature films will depend in large part upon our creative team's ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that achieve broad market acceptance. Traditionally, this has been extremely difficult. Disney provided creative assistance throughout the production of Toy Story and A Bug's Life, including creative reviews and approvals. Although the Co-Production Agreement contemplates that Disney will continue to provide creative assistance on feature films and other products made pursuant to that agreement, we cannot provide any assurances that Disney will continue to provide us with assistance in the development of creative content for our feature films or related products. We cannot provide any assurances that voices and other intellectual property rights used in an animated feature film will be available for use in any derivative product related to such feature film. For example, we were unable to obtain the rights to use certain voices from Toy Story in the two CD-ROM products based on Toy Story. See "Business -- Creative Development Group."

OUR MARKETS ARE HIGHLY COMPETITIVE

     We experience intense competition with respect to animated feature films, animation products and software.

     Movie Studios. Our animated feature films compete and will continue to compete with feature films and other family oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks (which continues to expressly target the animated film market), Warner Bros. Inc., Twentieth Century Fox, Paramount, Columbia/Tri-Star Pictures Inc., Lucasfilm, Universal City Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

     In 1998, competition significantly intensified in the animated feature film market. Animated feature films released in 1998 included the following:

     - Quest for Camelot by Warner Bros., Inc.

     - The Rugrats Movie by Paramount,

     - Prince of Egypt by DreamWorks, and

     - Antz, a fully computer-animated movie by DreamWorks with its affiliate Pacific Data Images ("PDI").

     While the release of A Bug's Life was extremely successful, achieving domestic box office revenues of $160 million as of March 28, 1999, Antz, The Rugrats Movie and Prince of Egypt achieved domestic box office revenues of over $91 million, $100 million and $99 million, respectively. These three films were released during or near the 1998 holiday season and directly competed with A Bug's Life. Each of these films was more successful than any preceding animated feature film not released by Disney or the combination of Disney and Pixar. In addition, other non-animated family oriented feature films released during the 1998 holiday season, such as Disney's Mighty Joe Young, also generated competition for A Bug's Life. We expect that a variety of animated feature films may be released in the theaters in the next several years that will directly compete with Toy Story 2 and Film Four, which are targeted for release in late 1999, and mid 2001, respectively. Due to a potentially large number of releases in the next several years, it is possible that the market for animated films will become further saturated before we can release Toy Story 2 and Film Four, which could result in failure of such films to achieve the extraordinary commercial success required for us to profit from such films.

     Our films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance and exhibition outlets. In addition, we compete and will continue to compete with other movie studios for the acquisition of literary properties, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Most of the other movie studios with which we compete have significantly greater name recognition and significantly greater financial, technical, creative, marketing and other resources.

     At least three of these movie studios, Disney, DreamWorks and ILM have developed their own internal computer animation capability which may be used for special effects in animated films and live action films. For example, DreamWorks (with PDI) successfully produced Antz. In addition, Disney is currently developing and producing a feature film making substantial use of computer animation. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, we believe that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products. For example, Silicon Graphics Inc.'s Alias/ Wavefront subsidiary licenses "Maya," its next generation three-dimensional software for creating high quality animation and visual effects. Maya incorporates many new features and could be used to make a computer-animated feature film.

     The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, Disney has been by far the most successful producer of animated feature films. Family oriented motion pictures distributed by Disney or its affiliates are likely to be in the market concurrently with and competing with our animated feature films, such as was the case with the release of Mighty Joe Young during the 1998 holiday season which competed against A Bug's Life. Our contractual arrangement with Disney also presents other risks. See "-- Risks Associated with Co-Production Agreement."

     We believe that the primary competitive factors in the market for animated feature films include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Due in part to our creative and technical resources and to the Co-Production Agreement with Disney, pursuant to which Disney co-finances the production of the feature films, markets the feature films and provides creative assistance and access to significant distribution channels, we believe that we presently compete favorably with respect to each of these factors.

     Computer Graphics Special Effects Firms. We also expect to compete with computer graphics special effects firms, including ILM, PDI, Rhythm & Hues, Digital Domain and Blue Sky/VIFX Productions. These computer graphics special effects firms may be capable of creating their own three-dimensional computer-animated feature films or may produce three-dimensional computer-animated feature films for movie studios that we compete with. For example, ILM has already created and produced three-dimensional character animation which was used for the ghosts in the live action film Casper, and ILM has a royalty-free, paid-up license to use our RenderMan software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan. Accordingly, our RenderMan software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films. We believe that the primary competitive factors in the market for three-dimensional computer-animation for feature films and other animation products include creative content and talent, product quality, technology, access to distribution channels and marketing resources. We believe that we presently compete favorably with respect to each of these factors.

     Software Publishers. We also experience intense competition with respect to our RenderMan software product. In particular, we compete with makers of computer graphics imaging and animation software, principally Microsoft (which acquired SoftImage Inc.), MentalImage (which offers the same product offered by Microsoft), and Silicon Graphics (which acquired Wavefront and Alias). Microsoft, through SoftImage Inc., MentalImage and Silicon Graphics, through Wavefront and Alias, are each marketing competing rendering software products, usually at prices that are lower than ours. Microsoft and Silicon Graphics have each licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PCs become more powerful, software suppliers may also be able to introduce products for PCs that would be competitive with RenderMan in terms of price and performance for professional users. We believe that the primary competitive factors in the market for rendering software include product quality, price/performance, technology, functionality, breadth of features and customer service and support. We believe that we presently compete favorably with respect to each of these factors.

     We expect competition to persist, intensify and increase in each of our business areas in the future. Almost all of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources. We cannot provide any assurances that we will be able to compete successfully against current or future competitors. Such competition could materially adversely affect our business, operating results or financial condition.

WE HAVE A LIMITED OPERATING HISTORY

     Until 1996, we had generated recurring revenue primarily from the license of our RenderMan software, amounts we received under software development contracts and fees for animated television commercial development. However, we continue to expect to generate a substantial majority of our future revenue from the development and production of animated feature films and related products, such as we did in 1996, 1997 and 1998. We have, to date, developed and produced only two animated feature films Toy Story and A Bug's Life, and only two related products (both CD-ROM titles, which we no longer produce). Accordingly, we have only a limited operating history in implementing our new business model upon which an evaluation of Pixar and our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a new business enterprise, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

WE DEPEND ON CERTAIN KEY EMPLOYEES

     Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull and Sarah McArthur. We do not maintain "key person" life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who is fundamental to Pixar's relationship with Disney. However, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. We believe that it may be particularly difficult to retain our key employees, especially our animators, creative personnel and technical directors, during periods in which we are not developing animated feature films. The loss of the services of any of Messrs. Jobs, Lasseter, or Catmull, Ms. McArthur or of other key employees, especially our animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition. Although none of our employees is represented by a labor union, it is common for animators and actors at film production companies to belong to a union. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. There can be no assurance that our employees will not join or form a labor union, or that we will not be directly or indirectly impacted by industry related work stoppages or that we, for certain purposes, will not be required to become a union signatory.

OUR CHIEF EXECUTIVE OFFICER HAS DIVIDED RESPONSIBILITIES

     Pixar's Chief Executive Officer and Chairman, Steve Jobs, is also acting as interim Chief Executive Officer at Apple Computer, Inc. ("Apple"). Although Mr. Jobs spends time at Pixar and is active in our management, he does not devote his full time and resources to Pixar.

WE NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL TO BE SUCCESSFUL

     Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for quality animators, creative personnel and technical directors is especially intense because the entertainment market has significantly expanded over the past several years. If we are unable to hire, assimilate and retain qualified personnel in the future, particularly animators, creative personnel and technical directors, such inability would have a material adverse effect on our business, operating results and financial condition.

WE FACE DISTRIBUTION RISKS

     Disney is required to distribute the five animated feature films to be produced pursuant to the Co-Production Agreement and has agreed to distribute Toy Story 2 pursuant to the Co-Production Agreement. Distribution of a motion picture generally involves domestic and foreign licensing for (1) theatrical exhibition, (2) home video, (3) presentation on television, including pay, basic cable and syndication, (4) non-theatrical exhibition, which includes airlines, hotels and armed forces facilities and (5) marketing of other rights of the picture, which may include merchandising, such as CD-ROM titles, toys and soundtrack recordings. Although the Co-Production Agreement provides us with some protection, we cannot provide any assurances that the feature films made under the Co-Production Agreement will be distributed through all of these outlets. For example, Disney has traditionally not made its animated feature films available on pay television other than the Disney Channel or on network television other than ABC, an affiliate of Disney. See "Business -- Business Model and Products."

WE DEPEND ON PROPRIETARY TECHNOLOGY AND COMPUTER SYSTEMS FOR TIMELY AND SUCCESSFUL DEVELOPMENT OF FEATURE FILMS AND RELATED PRODUCTS

     We cannot provide any assurances that we will not experience difficulties that could delay or prevent the successful development or production of future animated feature films or other related products. Among other things, because we are dependent upon a large base of software and a large number of computers for the development and production of our animated feature films and related products, an error or defect in the software, a failure in the hardware or a failure of the backup facilities could result in a significant delay in one or more productions in process which, in turn, could result in potentially significant delays in the release dates of our feature films or other products. For example, early in 1998 we experienced a failure of our backup systems for Toy Story 2 which resulted in substantial effort to restore data and a loss of certain data, but which is not expected to have a material impact on the schedule for production or release of Toy Story 2. However, significant delays in production and significant delays in release dates could have a material adverse effect on our business, operating results or financial condition. Further, because we rely mostly on internally developed software, we would not be able to rely upon assistance from third parties in the event that the software fails. See "Business -- Technology."

ONE SHAREHOLDER OWNS A LARGE PERCENTAGE OF OUR STOCK

     Pixar's Chief Executive Officer, Steve Jobs, beneficially owns approximately 65.8% of the outstanding Common Stock as of March 19, 1999. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

WE MAY INCUR SUBSTANTIAL ADDITIONAL COSTS RELATED TO FACILITIES EXPANSION

     As of January 2, 1999, we had incurred capital expenditures of approximately $21.2 million to purchase and begin construction of approximately 15 acres of land in Emeryville, California to build a new headquarters and studio facility. To construct the facility, we currently expect to incur capital expenditures of approximately $38.0 million in 1999 and $19.0 million in 2000. In addition, we expect to spend approximately $6.5 million total over the years 1999 and 2000 on related furniture, fixtures and equipment for the new facility. Due to changes in construction, design and/or other specifications which may or may not be at the discretion of management and are often difficult to predict, we cannot provide any assurances that construction of the new studio facility can be completed within these specified amounts. To date, we have chosen to use our existing cash resources to fund facility-related costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available on terms reasonably acceptable to us or at all. See "-- Risks Associated with Adequacy of Cash Balances" and "Properties" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the 1998 Annual Report to Shareholders.

WE DEPEND ON TECHNOLOGICAL ADVANCEMENT TO BE SUCCESSFUL

     Substantially all of our revenues have been derived, and substantially all of our future revenues are expected to be derived, from the use and license of our proprietary technologies. We expect that it will be required to enhance these technologies and to develop new technologies in order to be successful in our industry and in the licensing of our RenderMan software. We cannot provide any assurances that we will be successful in enhancing our existing technologies or in developing and utilizing new technologies, or that competitors will not develop technology that is equivalent or superior to our technologies or that makes our technologies obsolete. If we are unable to develop enhancements to our existing technologies or new technologies as required, our business, operating results or financial condition could be materially adversely affected. See "Business -- Technology" and "Competition -- Movie Studios."

WE DEPEND ON PROPRIETARY RIGHTS

     No Assurance That Efforts to Protect Proprietary Technologies Will Succeed

     Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently own thirteen patents issued in the United States and seven issued in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. See "Business -- Proprietary Rights."

     The source code for our proprietary software is protected both as trade secrets and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license our RenderMan software product, we primarily rely on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable. See "Business -- Proprietary Rights."

     Risk That Litigation Will Be Required to Enforce Proprietary Rights

     Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. See "Business -- Proprietary Rights."

     Risks of Infringement Claims

     One of the risks of the film production business is claims that our productions infringe the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, our technology and software may be subject to patent, copyright or other intellectual property claims of third parties. We have received, and are likely to receive in the future, notice of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all. See "Business -- Proprietary Rights."

     No Assurance That Third Party Technology Licenses Will Continue to be Available

     We also rely on certain technology that we license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays in feature film releases or product shipments until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product shipments could materially adversely affect our business, operating results and financial condition. See
"Business -- Proprietary Rights."

POSSIBLE VOLATILITY OF SHARE PRICE AND RISK OF LITIGATION

     The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, or other events or factors. For example, since December 31, 1997, our Common Stock has closed as low as $21 and as high as $64 per share. Moreover, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of such companies. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition. See "Market for Registrant's Common Stock and Related Shareholder Matters."

WE FACE YEAR 2000 RISKS

     The Year 2000 problem is the result of computer programs using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a major system failure or miscalculations. We are currently reviewing our products, our internal computer systems and the systems of third parties on which we rely for handling the Year 2000. We are also seeking confirmation from third parties that their systems are Year 2000 compliant or plans are being developed to address the Year 2000 problem. Based on information available to date, we believe that we will be able to complete our Year 2000 compliance review and make any necessary modifications to our internal systems prior to the end of 1999. We further believe that such review and modification will not require us to incur any material charge to operating expenses, although we cannot provide any assurance that such expenses will not be material.

     Our most significant Year 2000 risk results from our relationship with Disney, a public company. We rely on Disney for the distribution and marketing of our films and Toy Story 2 is expected to be released in late 1999. The disruption of Disney's distribution activities as a result of Year 2000 problems could result in lost revenues for Toy Story 2 and related merchandise. In addition, if the accounting and financial systems of Disney are adversely affected by Year 2000 issues and Disney is unable to issue revenue reports to us, our recognition of our share of the revenue generated pursuant to the Co-Production Agreement could be delayed. There can be no assurance that third-party systems will be Year 2000 compliant or that the failure of such systems to be Year 2000 compliant would not have a material adverse effect on our financial position or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Year 2000" in the 1998 Annual Report to Shareholders.

ITEM 2. PROPERTIES

     Pixar leases approximately 120,000 square feet of office space in Richmond, California. The related leases expire on various dates ranging from July 1999 to January 2002.

     As of January 2, 1999, Pixar had incurred total capital expenditures of approximately $21.2 million to purchase and begin construction on approximately 15 acres of land in Emeryville, California for a new headquarters and studio facility. Pixar expects to incur capital expenditures of approximately $38.0 million in 1999 and $19.0 million in 2000. To date, Pixar has chosen to use its existing cash resources to fund facility-related costs. Pixar may continue to use its cash resources for such expenditures, or may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. See "Risk Factors -- We May Incur Substantial Additional Costs Related to Facilities Expansion" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the 1998 Annual Report to Shareholders.

ITEM 3. LEGAL PROCEEDINGS

     Pixar is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                          EXECUTIVE OFFICERS OF PIXAR

     The executive officers of Pixar and their ages as of March 31, 1999 are as follows:

       NAME            AGE                      POSITION WITH PIXAR
       ----            ---                      -------------------
Steve Jobs             44     Chairman, Chief Executive Officer and Office of the
                              President
Edwin E. Catmull       54     Executive Vice President, Chief Technical Officer and
                              Office of the President
Lawrence B. Levy(1)    40     Executive Vice President, Chief Financial Officer,
                              Office of the President and Secretary
John Lasseter          42     Executive Vice President, Creative Development
Sarah McArthur         42     Executive Vice President, Production

---------------
(1) Effective March 31, 1999, Mr. Levy will resign as Executive Vice President, Chief Financial Officer, and Office of the President and effective in April 1999, Mr. Levy will join Pixar's Board of Directors.

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

     Mr. Levy has served as Executive Vice President, Chief Financial Officer and in the Office of the President since February 1995. Mr. Levy has served as Secretary of Pixar since October 1995. Prior to joining Pixar, he was Vice Chairman and Chief Financial Officer of Electronics for Imaging, Inc., a provider of hardware and software products for the digital color imaging market, where he held various executive positions from April 1991 until January 1995. From December 1987 to April 1991, he was head of the Technology Licensing and Distribution Department at the law firm of Wilson Sonsini Goodrich & Rosati, where he became a partner in February 1990. Mr. Levy also serves as a director of IDG Books Worldwide, Inc. Mr. Levy received a B.S. in business and accounting from Indiana University and a J.D. from Harvard Law School. Mr. Levy is also a certified public accountant.

     Mr. Lasseter has served as Vice President, Creative Development since August 1991 and was promoted to Executive Vice President, Creative Development in February 1999. Mr. Lasseter was Director of Toy Story and A Bug's Life and currently is Director of Toy Story 2. In addition, he serves as creative head of Pixar's other films and projects. Mr. Lasseter joined Pixar in February 1986 as Animator/Director. From 1984 to 1986, he was an animator at Lucasfilm and from 1979 to 1984 he worked as an animator at Disney. For his work in directing Toy Story, Mr. Lasseter received an Academy Award in 1996 for Special Achievement, and for his work in directing Tin Toy, Mr. Lasseter received an Academy Award in 1988 for Best Short Film (Animated). Mr. Lasseter received a B.F.A. degree in film from the California Institute of the Arts.

     Ms. McArthur has served as Vice President, Production since May 1997 and was promoted to Executive Vice President, Production in February 1999. Ms. McArthur oversees all Pixar production teams and manages all aspects of making the films. From 1989 to April 1997, Ms. McArthur worked at Disney, where she was most recently Vice President of Production for Disney Feature Animation, overseeing the production of feature animation films in Disney's Burbank, Florida and Paris studios. During Ms. McArthur's eight years at Disney, she was the Production Manager on The Rescuers Down Under, went on to be the Associate Producer on Beauty and the Beast and an Executive Producer on The Lion King. She was appointed Director of Production in late 1991 and promoted to Vice President of Production in 1994. Prior to working at Disney, Ms. McArthur worked at the Mark Taper Forum as their Production Manager of special projects. Ms. McArthur earned her B.A. degree in Theatre from the University of California, Santa Barbara, and she attended Carnegie-Mellon University's M.F.A. program in Theater Arts.

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

                                                              HIGH      LOW
                                                              ----      ---
1997
  First Quarter.............................................  $22 3/4   $12 5/8
  Second Quarter............................................  $18 1/2   $14 1/8
  Third Quarter.............................................  $24 3/4   $14 1/2
  Fourth Quarter............................................  $27 1/4   $19 1/2
1998
  First Quarter.............................................  $38       $20 1/4
  Second Quarter............................................  $65 5/8   $33 3/4
  Third Quarter.............................................  $66       $27 1/2
  Fourth Quarter............................................  $53 3/4   $31
1999
  First Quarter (through March 19, 1999)....................  $45 1/4   $35

     As of March 19, 1999, Pixar had approximately 2,672 shareholders of record. The price for the Common Stock as of the close of business on March 19, 1999 was $41.75 per share. Pixar has never paid any cash dividends on its Common Stock. Pixar intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

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

     As of January 2, 1999, the Company had used the net proceeds from the offering as follows: $24,167,034 for construction of plant, building and facilities, $12,650,029 for the purchase and installation of machinery and equipment, $2,374,000 for the repayment of indebtedness, $79,784,138 for the development of films and other animated products, $16,196,615 for working capital and $4,489,470 remaining in temporary investments. Of these amounts, $2,374,000 represented direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" in the 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the section entitled "Financial Statements and Selected Financial Data" in the 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

     The members of Pixar's Board of Directors as of March 31, 1999 are as follows:

       NAME           AGE                  POSITION WITH PIXAR
       ----           ---                  -------------------
Steve Jobs            44     Chairman, Chief Executive Officer and Office of
                             the President
Larry W. Sonsini      58     Director
Skip M. Brittenham    57     Director
Joseph A. Graziano    55     Director
Jill E. Barad         47     Director

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

     Mr. Graziano has served as a director of Pixar since August 1995. From June 1989 to December 1995, he was the Executive Vice President and Chief Financial Officer of Apple and was a member of the Board of Directors of Apple from June 1993 until October 1995. From May 1987 to June 1989, Mr. Graziano served as Chief Financial Officer of Sun Microsystems, Inc. and from October 1981 to May 1985 as Chief Financial Officer of Apple. In addition, he has held accounting positions with various technology companies in the Silicon Valley. Mr. Graziano also serves as a director of IntelliCorp, Inc., Carrier Access Corporation and CIDCO Incorporated. Mr. Graziano received a B.S. in accounting from Merrimack College and is a certified public accountant.

     Ms. Barad has served as a director of Pixar since July 1997. She has been Chairman and Chief Executive Officer of Mattel, Inc. since October 1997. From January 1997 to October 1997, she was President and Chief Executive Officer of Mattel, Inc., and from July 1992 until December 1996, she was President and Chief Operating Officer. Ms. Barad serves as a director of Mattel, Inc. and Microsoft Corporation.

     In addition, Lawrence B. Levy and Edwin E. Catmull will become members of Pixar's Board of Directors effective in April 1999. See the section entitled "Executive Officers of Pixar" at the end of Part I of this Form 10-K.

EXECUTIVE OFFICERS

     The information required by this item concerning the executive officers of Pixar is incorporated by reference to the information set forth in the section entitled "Executive Officers of Pixar" at the end of Part I of this Form 10-K.

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

     Based solely on its review of the copies of such forms received by Pixar and written representations from certain reporting persons that no Forms 5 were required for such persons, Pixar believes that during fiscal 1998 all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders were complied with.

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

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                                                    ------------
                                                       ANNUAL COMPENSATION           SECURITIES
                                                 -------------------------------     UNDERLYING
         NAME AND PRINCIPAL POSITION             YEAR    SALARY($)     BONUS($)      OPTIONS(#)
         ---------------------------             ----    ---------    ----------    ------------
Steve Jobs                                       1998    $     50     $       --           --
  Chairman, Chief Executive Officer              1997          --             --           --
  and Office of the President                    1996          --             --           --
Edwin E. Catmull                                 1998     295,846             --           --
  Executive Vice President, Chief                1997     208,539             --           --
  Technical Officer and Office of the
     President                                   1996     198,512             --           --
Lawrence B. Levy                                 1998     295,846             --           --
  Executive Vice President, Chief Financial      1997     208,539             --           --
  Officer and Office of the President            1996     197,789             --           --
John Lasseter                                    1998     769,315        250,000           --
  Executive Vice President,                      1997     625,903      1,250,000      125,000
  Creative Development                           1996     256,203             --           --
Sarah McArthur(1)                                1998     300,000             --      200,000
  Executive Vice President, Production           1997     196,148             --      200,000
                                                 1996         N/A            N/A          N/A

---------------
(1) Ms. McArthur joined Pixar in 1997.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table shows, as to each of the Named Officers, information concerning stock options granted during the fiscal year ended January 2, 1999.

                          OPTION GRANTS IN FISCAL 1998

                             INDIVIDUAL GRANTS                                          POTENTIAL REALIZABLE VALUE
                   --------------------------------------                                 AT ASSUMED ANNUAL RATES
                                            % OF TOTAL                                  OF STOCK PRICE APPRECIATION
                   NUMBER OF SECURITIES   OPTIONS GRANTED                                   FOR OPTION TERM(4)
                        UNDERLYING        TO EMPLOYEES IN     EXERCISE     EXPIRATION   ---------------------------
      NAME          OPTIONS GRANTED(1)    FISCAL YEAR(2)    PRICE ($/SH)    DATE(3)          5%            10%
      ----         --------------------   ---------------   ------------   ----------   ------------   ------------
Steve Jobs                    --                 --%           $   --            --      $       --     $       --
Edwin E. Catmull              --                 --                --            --              --             --
Lawrence B. Levy              --                 --                --            --              --             --
John Lasseter                 --                 --                --            --              --             --
Sarah McArthur           200,000(5)             6.2             21.38        1/9/08       2,688,525      6,813,249

---------------
(1) All options in this table were granted under the 1995 Stock Plan and have exercise prices equal to the fair market value on the date of grant.

(2) Pixar granted options for 3,205,922 shares of Common Stock to employees in fiscal 1998.

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

(5) These options are nonstatutory stock options which vest over a four-year period at the rate of one-fourth at the end of each year from the vesting start date.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth, for each of the Named Officers, certain information concerning stock options exercised during fiscal 1998, and the number of shares subject to both exercisable and unexercisable stock options as of January 2, 1999. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of Pixar's Common Stock as of January 2, 1999.

   AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL 1998 YEAR END OPTION
                                     VALUES

                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                     SHARES                    OPTIONS AT FISCAL YEAR END     AT FISCAL YEAR END($)(1)
                   ACQUIRED ON      VALUE      ---------------------------   ---------------------------
      NAME         EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
      ----         -----------   -----------   -----------   -------------   -----------   -------------
Steve Jobs                --     $        --          --             --      $        --    $       --
Edwin E. Catmull     340,000       9,508,250      66,667         83,333        2,320,012     2,899,988
Lawrence B. Levy     946,210      33,036,202     136,124         66,666        4,737,115     2,319,977
John Lasseter        405,000      15,272,813     498,959        151,041       16,565,982     4,313,393
Sarah McArthur        15,000         572,500      64,167        320,833        1,427,716     5,413,534

---------------
(1) Market value of underlying securities based on the closing price of Pixar's Common Stock on December 31, 1998 (the last trading day of fiscal 1998) on the Nasdaq National Market of $35.00 minus the exercise price.

EMPLOYMENT AGREEMENTS

     In February 1997, Pixar entered into a new employment agreement with John Lasseter that extends until February 23, 2004. Pursuant to the agreement, Mr. Lasseter received a signing bonus of $1,250,000 and was granted additional stock options to purchase 125,000 shares of Pixar's Common Stock which vest over four years. The agreement provides for a current annual salary of $816,480 with 8% annual increases. The agreement also provides for the payment of a bonus (the "Motion Picture Bonus") based upon domestic theatrical box office gross receipts from feature-length animated motion pictures ("Feature Films") directed by Mr. Lasseter. Under the agreement, Mr. Lasseter will direct three Feature Films and has the option to direct certain sequels to Feature Films he directed if Pixar elects to produce such sequels within twelve years after the initial release of the applicable picture. A Bug's Life counted as the first of the three feature films Mr. Lasseter has agreed to produce. During the term of the agreement, Mr. Lasseter is prohibited from accepting other employment and from becoming financially interested or associated with any entity engaged in a related or competitive business. Pixar can terminate the agreement at any time for any reason. However, if Pixar terminates Mr. Lasseter's employment without cause, Pixar must pay Mr. Lasseter (i) an amount equal to 75% of the balance of the salary Mr. Lasseter would have earned through the remainder of the term of the agreement and (ii) any portion of the Motion Picture Bonus as and if due. In addition, the vesting of Mr. Lasseter's stock options would accelerate so that they would be exercisable in full and Mr. Lasseter could accept employment with any third party.

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

     Non-employee directors are eligible to receive option grants pursuant to Pixar's 1995 Director Option Plan (the "Director Plan") which was adopted by the Board of Directors in October 1995, approved by the shareholders in November 1995 and took effect in November 1995. A total of 200,000 shares of Common Stock has been reserved for issuance under the Director Plan. As of March 19, 1999, there were 60,000 options outstanding under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 30,000 shares of Common Stock (the "First Option") to each non-employee director who first becomes a non-employee director (other than an employee director who ceases to be an employee but remains a director) after the effective date of the Director Plan on the date on which such person first becomes a non-employee director. Beginning on the third anniversary of the date he or she became an outside director, each nonemployee director will automatically be granted an option to purchase 10,000 shares of Common Stock (a "Subsequent Option") each year on the date of such anniversary, provided he or she is then a non-employee director. Each nonemployee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-third of the shares subject to a First Option will vest one year after its date of grant and an additional one-third will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. All of the shares subject to a Subsequent Option will vest one year after the date of the option grant, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of Pixar's Common Stock on the date of the grant of the option. Ms. Barad was granted a First Option in July 1997 at an exercise price of $15.125 per share. Mr. Sonsini was granted a Subsequent Option in April 1998 at an exercise price of $43.50 per share. Messrs. Brittenham and Graziano were each granted a Subsequent Option in August 1998 at an exercise price of $30.75 per share. Ms. Barad will be eligible for a Subsequent Option under the Director Plan on the third anniversary of the date she became a director and Messrs. Sonsini, Brittenham and Graziano are eligible for Subsequent Options each year on the anniversary of the dates they became directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Pixar's Compensation Committee is currently composed of Ms. Barad and Mr. Graziano. No interlocking relationship exists between any member of Pixar's Board of Directors or Compensation Committee and any member of the Board of Directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Pixar.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of Pixar as of March 19, 1999 for the following: (i) each person who is known by Pixar to own beneficially more than 5% of the outstanding shares of Pixar's Common Stock; (ii) each of Pixar's directors; (iii) each of the Named Officers; and (iv) all directors and executive officers of Pixar as a group.

                                                       NUMBER OF       PERCENT
              NAME OF BENEFICIAL OWNER                 SHARES(1)     OF TOTAL(1)
              ------------------------                 ----------    -----------
Steve Jobs                                             30,000,001       65.8%
c/o Pixar
1001 West Cutting Boulevard
Richmond, CA 94804
Transamerica Corporation(2)                             3,432,900        7.5
600 Montgomery Street
San Francisco, CA 94111
Disney Enterprises, Inc.(3)                             2,500,100        5.3
500 South Buena Vista Street
Burbank, CA 91521
John Lasseter(4)                                        1,084,708        2.3
Edwin E. Catmull(5)                                       612,800        1.3
Lawrence B. Levy(6)                                       733,800        1.6
Sarah McArthur(7)                                          85,000          *
Larry W. Sonsini(8)                                        14,528          *
Skip M. Brittenham(9)                                      30,000          *
Joseph A. Graziano(10)                                     30,000          *
Jill E. Barad(11)                                          10,800          *
All directors and executive officers as a group (9
  persons)(12)                                         32,601,637       70.0

---------------
  *  Represents less than 1% of the total.

 (1) Based on shares outstanding on March 19, 1999. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission ("SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of March 19, 1999 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

 (2) As indicated in the Schedule 13G/A filed by Transamerica Corporation pursuant to the Exchange Act on February 16, 1999. Includes 3,091,900 shares owned by direct and indirect subsidiaries of Transamerica Corporation.

 (3) As indicated in the Schedule 13D filed by Disney Enterprises, Inc. pursuant to the Exchange Act on April 18, 1997. Includes 1,500,000 shares issuable upon exercise of warrants.

 (4) Includes 532,708 shares subject to options that are exercisable within 60 days of March 19, 1999.

 (5) Includes 66,667 shares subject to options that are exercisable within 60 days of March 19, 1999.

 (6) Includes 202,790 shares subject to options that are exercisable within 60 days of March 19, 1999.

 (7) Includes 85,000 shares subject to options that are exercisable within 60 days of March 19, 1999.

 (8) Includes 10,000 shares subject to options that are exercisable within 60 days of March 19, 1999.

 (9) Includes 30,000 shares subject to options that are exercisable within 60 days of March 19, 1999.

(10) Includes 30,000 shares subject to options that are exercisable within 60 days of March 19, 1999.

(11) Includes 10,000 shares subject to options that are exercisable within 60 days of March 19, 1999.

(12) Includes 967,165 shares subject to options that are exercisable within 60 days of March 19, 1999.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

    1.   Financial Statements. The following financial statements of
         Pixar and the Independent Auditors' Report therein are
         incorporated by reference to the portions of Pixar's 1998
         Annual Report to Shareholders filed as Exhibit 13.1 to this
         Form 10-K:
         Independent Auditors' Report................................
         Balance Sheets as of December 31, 1997 and January 2,
         1999........................................................
         Statements of Operations for the years ended December 31,
         1996, December 31, 1997 and January 2, 1999.................
         Statements of Shareholders' Equity for the years December
         31, 1996, December 31, 1997 and January 2, 1999.............
         Statements of Cash Flows for the years December 31, 1996,
         December 31, 1997 and January 2, 1999.......................
         Notes to Financial Statements...............................
    2.   Financial Statement Schedule. The following financial
         statement schedule of Pixar for the years ended December 31,
         1996, December 31, 1997 and January 2, 1999 is filed as part of this Form 10-K and should be read in conjunction with the
         Financial Statements, and related notes thereto, of Pixar.
         Independent Auditors' Report on Financial Statement
         Schedule....................................................  S-1
         Schedule II -- Valuation and Qualifying Accounts............  S-2
         Schedules not listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.
    3.   Exhibits: See Item 14(c) below.

(b) Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter ended January 2, 1999.

(c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(d) Financial Statement Schedules. See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1999.

                                          PIXAR

                                          By:     /s/ LAWRENCE B. LEVY

                                            ------------------------------------
                                            Lawrence B. Levy
                                            Executive Vice President and Chief
                                              Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Jobs, Lawrence B. Levy and Edwin E. Catmull and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----               --------------

                   /s/ STEVE JOBS                      Chairman of the Board and Chief  March 31, 1999
-----------------------------------------------------         Executive Officer
                     Steve Jobs                         (Principal Executive Officer)

                /s/ LAWRENCE B. LEVY                    Executive Vice President and    March 31, 1999
-----------------------------------------------------      Chief Financial Officer
                  Lawrence B. Levy                        (Principal Financial and
                                                             Accounting Officer)

                  /s/ JILL E. BARAD                               Director              March 31, 1999
-----------------------------------------------------
                    Jill E. Barad

               /s/ SKIP M. BRITTENHAM                             Director              March 31, 1999
-----------------------------------------------------
                 Skip M. Brittenham

               /s/ JOSEPH A. GRAZIANO                             Director              March 31, 1999
-----------------------------------------------------
                 Joseph A. Graziano

                /s/ LARRY W. SONSINI                              Director              March 31, 1999
-----------------------------------------------------
                  Larry W. Sonsini

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Pixar:

     Under date of January 29, 1999, we reported on the balance sheets of Pixar as of December 31, 1997 and January 2, 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended January 2, 1999, which are incorporated by reference in the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of Pixar's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

San Francisco, California
January 29, 1999

                                     PIXAR

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT                 DEDUCTIONS:
                                                 BEGINNING                  WRITE OFFS     BALANCE AT
                CLASSIFICATION                    OF YEAR      ADDITIONS    OF ACCOUNTS    END OF YEAR
                --------------                   ----------    ---------    -----------    -----------
Allowance for returns and doubtful accounts
  Year ended December 31, 1996.................     $256         $  3          $  --          $259
                                                    ====         ====          =====          ====
  Year ended December 31, 1997.................     $259         $100          $(102)         $257
                                                    ====         ====          =====          ====
  Year ended January 2, 1999...................     $257         $ --          $ (28)         $229
                                                    ====         ====          =====          ====

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
 3.1      Amended and Restated Articles of Incorporation (which is
          incorporated herein by reference to Exhibit 3.3 to the
          Registrant's Form S-1 Registration Statement No.
          33-97918)...................................................
 3.4      Amended and Restated Bylaws, as amended (which is
          incorporated herein by reference to Exhibit 3.4 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.........................................
 4.1      See Exhibit 3.1.............................................
 4.2      See Exhibit 3.4.............................................
 4.5      Specimen Common Stock Certificate (which is incorporated
          herein by reference to Exhibit 4.5 to the Registrant's Form
          S-1 Registration Statement No. 33-97918)....................
 4.6      Common Stock and Warrant Purchase Agreement between the
          Registrant and Disney Enterprises, Inc. dated as of February
          23, 1997 (which is incorporated herein by reference to
          Exhibit 4.6 to the Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1996).......................
 4.7      Form of Common Stock Purchase Warrant to be issued to Disney
          Enterprises, Inc. (which is incorporated herein by reference to Exhibit 4.7 to the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1996)..................
 4.8      Form of Registration Rights Agreement by and between the
          Registrant and Disney Enterprises, Inc. (which is
          incorporated herein by reference to Exhibit 4.8 to the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1996)..........................................
10.1*     1995 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 27, 1998)....
10.2*     1995 Director Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form S-1
          Registration Statement No. 33-97918)........................
10.3*     Form of Indemnification Agreement entered into between the
          Registrant and each of the executive officers and directors
          (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Form S-1 Registration Statement No.
          33-97918)...................................................
10.4      Agreement between the Registrant and Walt Disney Pictures
          dated May 3, 1991, as amended (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's Form S-1
          Registration Statement No. 33-97918)(1).....................
10.5      Net Office Lease between the Registrant and Point Richmond
          R&D Associates dated February 15, 1990, as amended (which is incorporated herein by reference to Exhibit 10.5 to the
          Registrant's Form S-1 Registration Statement No.
          33-97918)...................................................
10.6      Patent License Agreement between the Registrant and
          Microsoft Corporation dated June 21, 1995 (which is
          incorporated herein by reference to Exhibit 10.7 to the
          Registrant's Form S-1 Registration Statement No.
          33-97918.(1)................................................
10.7*     Employment Agreement between the Registrant and John
          Lasseter dated February 24, 1997 (which is incorporated
          herein by reference to Exhibit 10.10 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1996).(1)...................................................
10.8      Patent License Agreement between the Registrant and Silicon
          Graphics, Inc. dated March 12, 1996 (which is incorporated herein by reference to Exhibit 10.14 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1995).......................................................
10.9      Net Office Lease between the Registrant and Point Richmond
          R&D Associates dated November 7, 1995 (which is incorporated herein by reference to Exhibit 10.15 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1995).......................................................

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
10.10     Co-Production Agreement between the Registrant and Walt
          Disney Pictures and Television dated February 24, 1997
          (which is incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).(1)................................
10.11     Net Office Lease between the Registrant and Point Richmond
          R&D Associates dated April 1, 1996 (which is incorporated
          herein by reference to Exhibit 10.16 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1996).........................................
10.12     Net Office Lease between the Registrant and Point Richmond
          R&D Associates dated September 12, 1996 (which is
          incorporated herein by reference to Exhibit 10.17 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)...................................
10.13     Agreement of Purchase and Sale between the Registrant and
          Del Monte Corporation dated as of September 6, 1996, as
          amended (which is incorporated herein by reference to
          Exhibit 10.19 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997)...................
10.14     Amendment to the September 12, 1996 Net Office Lease between the Registrant and Point Richmond R&D Associates dated as of
          May 8, 1997 (which is incorporated herein by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1997).......................
10.15     Net Office Lease between the Registrant and Point Richmond
          R&D Associates dated January 11, 1999.......................
13.1      Portions of the Annual Report to Shareholders for the fiscal year ended January 2, 1999, expressly incorporated by
          reference herein............................................
23.1      Consent of Independent Auditors.............................
27.1      Financial Data Schedule.....................................

---------------
(1) Documents for which confidential treatment has been granted for certain portions of these exhibits.

 *  Indicates management compensatory plan, contract or arrangement.