Form 10-Q
period 1999-04-03
PIXAR \CA\
filed 1999-05-14
CIK 1002114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 3, 1999.

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

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

                                 Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock as of May 11, 1999 was 45,965,315.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                      PIXAR
                                 BALANCE SHEETS
                        (In thousands, except share data)


                                                                               April 3,          January 2,
                                                                                 1999              1999
                                                                              ---------          ---------

                                     ASSETS

Cash and cash equivalents                                                     $  27,793          $  29,557
Short-term investments                                                          106,877            119,491
Receivables, net                                                                  3,824              3,885
Prepaid expenses and other assets                                                 6,081              5,872
Capitalized film production costs                                                68,054             60,841
Property and equipment, net                                                      34,590             31,160
                                                                              ---------          ---------

       Total assets                                                           $ 247,219          $ 250,806
                                                                              =========          =========





                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                              $   1,637          $   2,615
Income taxes payable                                                                830                 97
Payable to Disney                                                                   763              3,363
Accrued liabilities                                                               6,167              8,396
Unearned revenue                                                                  1,137              1,188
                                                                              ---------          ---------

       Total liabilities                                                         10,534             15,659
                                                                              ---------          ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized and no
       shares issued and outstanding                                                 --                 --
    Common stock; no par value; 100,000,000 shares authorized;
       45,628,219 and 45,335,770 shares issued and outstanding
       as of April 3, 1999 and January 2, 1999, respectively                    221,256            220,397
Accumulated other comprehensive income (loss)                                       (14)               249
Deferred compensation                                                               (62)              (104)
Retained earnings                                                                15,505             14,605
                                                                              ---------          ---------
        Total shareholders' equity                                              236,685            235,147
                                                                              ---------          ---------

        Total liabilities and shareholders' equity                            $ 247,219          $ 250,806
                                                                              =========          =========



                See accompanying notes to financial statements.

                                      PIXAR
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                               Quarter Ended
                                                                          April 3,          March 28,
                                                                            1999              1998
                                                                          --------          --------

Revenue:
    Software                                                              $  1,574          $    673
    Animation services                                                         222               171
    Film                                                                     1,645             4,036
    Patent licensing                                                            --               117
                                                                          --------          --------

             Total revenue                                                   3,441             4,997
                                                                          --------          --------

Cost of revenue:
    Software                                                                   298                36
    Animation services                                                         154                38
    Film                                                                       272                --
                                                                          --------          --------

             Total cost of revenue                                             724                74
                                                                          --------          --------

             Gross profit                                                    2,717             4,923
                                                                          --------          --------

Operating expenses:
    Research and development                                                 1,346               866
    Sales and marketing                                                        348               218
    General and administrative                                               1,387             1,766
                                                                          --------          --------

             Total operating expenses                                        3,081             2,850
                                                                          --------          --------

             Income (loss) from continuing operations                         (364)            2,073

Other income, net                                                            1,865             2,400
                                                                          --------          --------

             Income from continuing operations before income taxes           1,501             4,473

Income tax expense                                                             601             1,029
                                                                          --------          --------

              Net income from continuing operations                            900             3,444


Income from discontinued operations (net of income tax
   expense of $112 in 1998)                                                     --               374
                                                                          --------          --------

              Net income                                                  $    900          $  3,818
                                                                          ========          ========

Shares used in computing basic net income per share                         45,548            43,119
                                                                          ========          ========

Basic net income per share from continuing operations                     $   0.02          $   0.08
Basic net income per share from discontinued operations                         --              0.01
                                                                          --------          --------
Basic net income per share                                                $   0.02          $   0.09
                                                                          ========          ========

Shares used in computing diluted net income per share                       51,506            50,316
                                                                          ========          ========
Diluted net income per share from continuing operations                   $   0.02          $   0.07
Diluted net income per share from discontinued operations                       --              0.01
                                                                          --------          --------
Diluted net income per share                                              $   0.02          $   0.08
                                                                          ========          ========


                 See accompanying notes to financial statements.

                                      PIXAR
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Quarter Ended
                                                                                 April 3,          March 28,
                                                                                   1999               1998
                                                                                 ---------          ---------
Cash flows from operating activities:
    Net income                                                                   $     900          $   3,818
    Adjustments to reconcile net income to net cash
    provided by (used in) continuing operating activities:
        Discontinued operations                                                         --               (374)
        Amortization of deferred compensation                                           42                 98
        Depreciation and amortization                                                1,728              1,151
        Amortization of capitalized film production costs                              272                 --
        Credits from patent licensing, net of expense items                             --               (114)
        Changes in operating assets and liabilities:
           Receivables                                                                  61             (2,390)
           Prepaid expenses and other assets                                          (478)               108
           Accounts payable                                                           (978)            (1,003)
           Income taxes payable                                                        733               (180)
           Payable to Disney                                                        (2,600)                87
           Accrued liabilities                                                      (2,229)            (1,128)
           Unearned revenue                                                            (51)              (206)
                                                                                 ---------          ---------
               Net cash used in continuing operations                               (2,600)              (133)
               Net cash provided by discontinued operations                             --                374
                                                                                 ---------          ---------
               Net cash provided by (used in) operating activities                  (2,600)               241
                                                                                 ---------          ---------

Cash flows from investing activities:
    Purchase of property and equipment                                              (5,298)              (939)
    Proceeds from sale of property and equipment                                       290                 --
    Proceeds from sale of short-term securities                                     61,180             13,417
    Investments in short-term securities                                           (48,829)          (102,186)
    Capitalized film production costs                                               (7,366)            (7,496)
                                                                                 ---------          ---------
        Net cash used in investing activities                                          (23)           (97,204)
                                                                                 ---------          ---------

Cash flows from financing activities:
    Proceeds from exercised  stock options                                             859                692
                                                                                 ---------          ---------
        Net cash provided by financing activities                                      859                692
                                                                                 ---------          ---------

Net decrease in cash and cash equivalents                                           (1,764)           (96,271)
Cash and cash equivalents at beginning of period                                    29,557            101,847
                                                                                 ---------          ---------
Cash and cash equivalents at end of period                                       $  27,793          $   5,576
                                                                                 =========          =========

Supplemental disclosure of cash flow information:
      Cash paid during the period for income taxes                               $      --          $   1,320
                                                                                 =========          =========
 Supplemental disclosure of non-cash investing and financing activities:
      Credits from patent licensing                                              $      --          $     117
                                                                                 =========          =========
      Unrealized loss on investments                                             $    (263)         $     (92)
                                                                                 =========          =========


                See accompanying notes to financial statements.

                                      PIXAR

                          NOTES TO FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Pixar's financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of January 2, 1999 and December 31, 1997, and for each of the years in the three-year period ended January 2, 1999, including notes thereto, incorporated by reference into Pixar's Annual Report on Form 10-K for the year ended January 2, 1999.

      The results of operations for the quarter ended April 3, 1999 are not necessarily indicative of the results expected for the current year or any other period.

      Certain amounts reported in previous periods have been reclassified to conform to the 1999 financial statement presentation.

(2) FISCAL YEAR

      Effective for fiscal year 1998, Pixar adopted a 52 or 53-week fiscal year, changing the year end date from December 31 to the Saturday nearest December 31. As a result, fiscal year 1998 ended on January 2, 1999 and consisted of 53 weeks. The first quarter of 1999 represents the thirteen-week period ended April 3, 1999 and fiscal year 1999 will end on January 1, 2000 and consist of 52 weeks.

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

      Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                        Quarter Ended
                                     -----------------------------------------------------------------------------------
                                               April 3, 1999                              March 28, 1998
                                     ---------------------------------------     ---------------------------------------
                                       Net                                        Net
                                     Income         Shares            EPS        Income          Shares          EPS
                                     ------         ------         ---------     ------         ---------      ---------
BASIC NET INCOME PER SHARE           $  900         45,548         $    0.02     $3,818            43,119      $    0.09

EFFECT OF DILUTIVE SHARES:
    Warrants/options                     --          5,958                           --             7,197
                                     ------         ------                       ------            ------

DILUTED NET INCOME PER SHARE         $  900         51,506         $    0.02     $3,818            50,316      $    0.08
                                     ======         ======                       ======            ======


 (4)  FEATURE FILM AND CO-PRODUCTION AGREEMENTS

           FEATURE FILM AGREEMENT

      In 1991, Pixar entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney") to develop and produce up to three computer-animated feature films (the "Feature Film Agreement"). Pixar is entitled to receive compensation based on the revenue from the distribution of these films and related products. In 1995, Pixar released its first feature film under the terms of the Feature Film Agreement, Toy Story. Based on the individual film forecast method, all significant Toy Story film production costs were fully amortized by the year ended December 31, 1997.

           CO-PRODUCTION AGREEMENT

      In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which now governs all films made by Pixar since Toy Story. Pixar's first film produced under this agreement was A Bug's Life. Films in development or production at Pixar as of April 3, 1999, Toy Story 2 and Pixar's fourth film (with the working title "Monsters, Inc.") are also governed by this agreement. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five computer-animated theatrical motion pictures (the "Pictures") for distribution by Disney. A Bug's Life and Monsters, Inc. count toward the five Pictures, whereas Toy Story 2 is a derivative work that will not count towards the Pictures. However, Pixar and Disney have agreed that all provisions of the Co-Production Agreement applicable to the Pictures will also apply to Toy Story 2. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney's marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar will produce each Picture and Disney will control decisions relating to film marketing and distribution.

(5) DISCONTINUED OPERATIONS

      In March 1997, Pixar determined to discontinue its business of producing CD-ROM and other interactive products. Pixar immediately discontinued these operations and reassigned all employees of this division. Since the measurement date and the disposal date were virtually simultaneous, no income or loss was measured for the intervening period. Pixar recorded income from discontinued operations of $374,000, net of income taxes, for the quarter ended March 28, 1998, due to royalty income received for the Toy Story CD-ROM products. Pixar had no activity from discontinued operations for the quarter ended April 3, 1999 and does not expect to receive significant Toy Story CD-Rom royalty income in future periods.

 (6)  SEGMENT REPORTING

       Pixar adopted the provisions of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Pixar's chief operating decision maker is considered to be Pixar's Chief Executive Officer ("CEO"). The CEO reviews financial information accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations and Pixar has no foreign operations. Therefore, the Company operates in a single operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Pixar May Experience a Net Loss in the Second Quarter of 1999," "Dependence on Toy Story, A Bug's Life, Toy Story 2 and Monsters, Inc.," and "Risks Associated with Adequacy of Cash Balances, " as well as those noted in the section entitled "Risk Factors" in Pixar's Annual Report on Form 10-K for the year ended January 2, 1999 (the "Form 10-K"). Particular attention should be paid to the cautionary language in the section in the Form 10-K entitled "Risk Factors--We May Experience Net Losses in the First and Second Quarters of 1999," "--Our Dependence on Toy Story, Our Dependence on A Bug's Life and Our Dependence on Toy Story 2 and Film Four," "--Risks Associated with Adequacy of Cash Balances," "--Risks Associated with Scheduled Successive Release of Films" and "--Risks Associated with Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Pixar's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Form 10-K. The following discussion should be read in conjunction with the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. In particular, the factors set forth below in "Risk Factors" could affect the Company's operating results and financial condition.

CO-PRODUCTION AGREEMENT

      In February 1997, Pixar and Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney"), entered into a co-production agreement (the "Co-Production Agreement") pursuant to which Pixar, on an exclusive basis, agreed to produce five computer-animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney over approximately ten years. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which Disney finances), a distribution fee paid to Disney and any other fees or costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Pixar's second feature film, A Bug's Life, was released on November 25, 1998 and is the first Picture under the Co-Production Agreement. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, Pixar has the opportunity to co-finance and produce such products or to earn passive royalties on such products. Pixar will not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse Pixar for its share of certain general and administrative costs and certain research and development costs that benefit the productions.

      In February 1998, Pixar and Disney agreed to produce a theatrical motion picture sequel to Toy Story, entitled "Toy Story 2". Toy Story 2 will be Pixar's third feature film and is targeted for release in November 1999 at the earliest. Because Toy Story 2 is a derivative work of the original Toy Story, it will not be counted toward the five Pictures to be produced under the Co-Production Agreement. However, for all other purposes, Toy Story 2 will be treated as a Picture under the Co-Production Agreement. Accordingly, Toy Story 2 has been added to the definition of Pictures produced and financed under the Co-Production Agreement and all the provisions applicable to the other five Pictures apply.

      In May 1999, Pixar begins production of its fourth theatrical film (with the working title "Monsters, Inc."). This film will be produced and distributed under the Co-Production Agreement and will count as the second of the five original films to be produced under the Co-Production Agreement. Pixar does not expect to release Monsters, Inc. until mid-2001 at the earliest.


RESULTS OF OPERATIONS

           REVENUE

      Total revenue for the quarter ended April 3, 1999 was $3.4 million compared to $5.0 million in the same period of the prior year. The decrease was primarily due to a decline in film revenue, partially offset by an increase in software revenue.

      Software revenue includes software license revenue, principally from RenderMan. Software revenue increased to $1.6 million for the quarter ended April 3, 1999 from $673,000 in the corresponding prior year period. The increase in software revenue resulted from a general increase in RenderMan software license revenue. Due to Pixar's focus on content creation for animated feature films and related products, Pixar has not increased the time and resources necessary to generate significantly higher RenderMan sales. Therefore, Pixar expects ongoing variability in revenues derived from software licenses and that such revenue will remain flat or possibly decline. All historical and future royalty income associated with Pixar's discontinued CD-ROM division is now and will continue to be excluded from software revenue and presented in results of discontinued operations. See "Results of Discontinued Operations."

      Animation services revenue includes revenue generated from short projects related to Pixar's films. Animation services revenue increased slightly to $222,000 for the quarter ended April 3, 1999 from $171,000 in the corresponding prior year period. Pixar expects that revenue in this area will continue to vary significantly from quarter to quarter due to the sporadic nature of this business and the need to utilize animation services employees on other productions. For example, as occurred with A Bug's Life, Pixar has transferred substantially all of its animation services employees to assist in the completion of Toy Story 2. There can be no assurance that Pixar will generate any animation services revenues during periods in which its animation services employees are devoted to feature films or other projects.

      Film revenue decreased to $1.6 million for the quarter ended April 3, 1999 from $4.0 million in the corresponding prior year period. First quarter 1998 film revenue represented Pixar's share of Toy Story-related merchandising royalties, the 1997 ABC television airing of Toy Story and Toy Story-related home video revenue. First quarter 1999 film revenue consisted of residual Toy Story merchandise and home video revenue of $559,000, and royalties earned on interactive products associated with A Bug's Life of $1.1 million. Under the Co-Production Agreement, interactive products related to the Pictures are derivative products on which Pixar earns passive royalties. Such royalties are accounted for separately from the profit sharing formula that applies to the theatrical and video releases of the films, other non-theatrical releases of the films, film-related merchandise and television airings of the films. Pixar will not receive profit sharing revenue from A Bug's Life until Disney recovers its marketing and distribution fees and costs, which is expected to occur in the second or third quarter of this year.

      Patent licensing revenue of $117,000 for the quarter ended March 28, 1998 was attributable to a patent license with Silicon Graphics, Inc. ("SGI"), whereby Pixar granted to SGI and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, SGI agreed to pay Pixar total compensation of $11.0 million, of which $6.0 million was paid in cash in March 1996 and $5.0 million was to be paid in the form of purchase credits for SGI hardware and software. As of the end of 1998, Pixar had used substantially all of the remaining credits and does not expect that patent licensing revenue will be generated on an on-going basis.

      For the quarter ended April 3, 1999, Disney accounted for 54% of Pixar's total revenue. The revenue from Disney consisted of film and animation services revenue. Due to the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of Pixar's revenue in 1999 and for the foreseeable future. In addition, Itochu Technology, Inc. accounted for 27% of Pixar's total revenue, primarily from sales of software and related software licenses. A portion of the Disney revenue for the quarter was included in receivables and represented 24% of the balance at April 3, 1999. For the quarter ended March 28, 1998, Disney accounted for 84% of Pixar's total revenue, primarily from film and animation services revenue.

           COST OF REVENUE

      Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package Pixar's software products, as well as amortization of purchased technology. Cost of software revenue includes no amortization of capitalized software development expenses. Cost of software revenue as a percentage of the related revenue increased to 19% for the quarter ended April 3, 1999 from 5% in the prior year period, primarily due to amortization of purchased technology associated with the acquisition of Physical Effects, Inc. ("PEI"). Approximately $2.7 million of the PEI purchase price was assigned to purchased technology, which PEI has licensed to a third party. Over a period not to exceed three years, Pixar will amortize the purchased technology against related license revenue, thereby essentially eliminating any gross profit with respect to license revenue associated with this purchased technology until such amortization has been completed. As a result of the ongoing amortization of this purchased technology, it is likely that Pixar's total software gross profit will be substantially lower during the next few years. In addition, if Pixar determines that the license revenue generated by the purchased technology will be lower than expected and that all or part of the purchased technology asset may not be recoverable, Pixar would, at that point, be required to write off all or a significant portion of the unamortized purchased technology.

      Cost of animation services revenue consists of production costs, which include salaries, benefits, facility expenses and department overhead costs. Cost of animation services revenue as a percentage of related revenue increased to 69% for the quarter ended April 3, 1999 from 22% in the prior year period. Animation services projects are negotiated individually and depending on the complexity of the project, profit margins vary significantly from project to project.

      Cost of film revenue represents amortization of film costs capitalized by Pixar. See "Capitalized Film Production Costs." Due to higher than expected Toy Story film revenue, which resulted in Pixar's amortizing all Toy Story related film costs by December 31, 1997, there was no cost of revenue associated with the Toy Story revenue for the quarters ended April 3, 1999 or March 28, 1998. Cost of film revenue from A Bug's Life was 16.5% of total film revenue for the quarter ended April 3, 1999.

      Under the Feature Film Agreement all payments to Pixar from Disney for Pixar's efforts in the development and production of feature films were recorded as cost reimbursements and were netted against the related costs. In addition, since Pixar's share of production costs under the terms of the Co-Production Agreement are capitalized, amortized film production costs for A Bug's Life and future feature films will be significantly higher, and the related gross profit margins, if any, will be substantially lower than those achieved on Toy Story.

      There is no cost of revenue associated with patent licensing revenue.

           OPERATING EXPENSES

      Total operating expenses for the quarter ended April 3, 1999 were slightly higher than in the prior year, and Pixar intends to continue to increase its spending levels in a number of areas. As a result of competition for animators, creative personnel, technical directors and certain administrative personnel, Pixar has had to pay higher salaries to attract new creative, technical and other personnel, and compensation for such personnel may continue to increase. In addition, Pixar expects increases in systems and facilities costs and to expand other operations.

      Under the Co-Production Agreement, Disney reimburses Pixar for its share of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. Further, a portion of Pixar's general and administrative overhead costs which benefit the productions are capitalized by Pixar. In addition, because Disney is responsible for paying all film marketing costs under the Co-Production Agreement, to the extent that Pixar incurs film marketing costs, Disney is responsible for reimbursing Pixar for such costs. To the extent that personnel, facilities and other expenditures are not capitalized by Pixar nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, Pixar's business, operating results and financial condition will be materially adversely affected.

      Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product and for Pixar's proprietary Marionette and Ringmaster animation and production management software. Research and development expenses totaled $1.3 million and $866,000 for the quarters ended April 3, 1999 and March 28, 1998, respectively. The increase was due to Pixar's continued investment in proprietary technology and short films. Pixar expects research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

      Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support software sales and complement film activities. Sales and marketing expenses increased by 60% to $348,000 for the quarter ended April 3, 1999 from $218,000 in the prior year period, due to increases in corporate marketing and public relations. Pixar expects these and other marketing expenses may increase in future periods.

      General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses decreased 21% to $1.4 million for the quarter ended April 3, 1999 from $1.8 million in the same period of the prior year. The decrease was primarily due to favorable timing of certain payroll-related and outside services costs. Pixar expects general and administrative expenses to increase in future periods as Pixar incurs additional costs to expand its administrative staff and facilities.

           OTHER INCOME, NET

      Other income, net was $1.9 million and $2.4 million for the quarters ended April 3, 1999 and March 28, 1998, respectively, consisting primarily of interest income on short-term investments. The decrease is primarily due to a decline in Pixar's cash and short-term investments.

           INCOME TAXES

      Income tax expense from continuing operations for the quarter ended April 3, 1999 reflects Pixar's federal and state income tax liability after utilization of remaining net operating loss carryforwards and federal and state tax credits. The income tax rate increased for the quarter ended April 3, 1999 because Pixar expects to utilize its remaining net operating loss carryforwards, except those which originated from the exercise of non-qualified employee stock options. The realization of tax benefits from the exercise of non-qualified employee stock options will reduce the amount of Pixar's tax payments and liabilities, but will not reduce Pixar's effective tax rate.

           RESULTS OF DISCONTINUED OPERATIONS

      Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and redirected the approximately 60 employees in that division to film and related projects within Pixar. For the quarter ended March 28, 1998, Pixar recorded income from discontinued operations of $374,000, net of income taxes, due to royalty income received for the Toy Story CD-ROM products. Pixar does not expect to receive significant CD-ROM royalty income in future periods.


RISK FACTORS

      The following is a discussion of certain factors which currently impact or may impact Pixar's business, operating results and/or financial condition. Anyone making an investment decision with respect to Pixar's capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in Pixar's Form 10-K under the section entitled "Risk Factors."

PIXAR MAY EXPERIENCE A NET LOSS IN THE SECOND QUARTER OF 1999

      Pixar may experience a net loss in the second quarter of 1999 because of the factors discussed below.

           END OF TOY STORY REVENUE

      Pixar has already recognized the vast majority of the revenue it expects to receive from Toy Story. While Pixar may receive minor amounts of revenue in subsequent periods, Pixar does not expect to recognize any further significant revenue from Toy Story.

           TIMING OF A BUG'S LIFE REVENUE

      A Bug's Life was released on November 25, 1998 and Pixar has received a small amount of revenue from royalties earned on related interactive products. However, Pixar does not expect to recognize significant revenue from A Bug's Life until after Disney recovers all marketing and distribution costs and fees. It is difficult to predict when Disney will recover these costs because of the many variables involved, some of which are unpredictable, such as the timing and amount of revenue generated from (1) foreign box office, (2) sales of the home video of A Bug's Life, which was released April 20, 1999, and (3) sales of film related merchandise. The level of success achieved by A Bug's Life in foreign box office, home video sales, merchandise sales and the level of marketing and distribution costs incurred by Disney will determine whether Pixar first receives significant revenue from A Bug's Life in the second or third quarter of 1999. Pixar expects that even if the film is an extraordinary success in foreign theaters and in the home video and merchandising markets, Pixar will not recognize significant revenue from A Bug's Life until the second quarter of 1999 at the earliest and possibly not until the third quarter of 1999.

      In April 1999, Disney reported general declines in its domestic home video sales and worldwide merchandise licensing. The amount of Pixar's revenues from A Bug's Life and future films may be adversely impacted as a result. The timing of Pixar's revenues may also be impacted. Revenue timing depends significantly on the source of revenue (whether theatrical, home video, merchandise or other), the payment terms associated with each revenue source and on whether such revenue is derived domestically or internationally. The mix of these factors will determine the timing of Pixar's revenues from A Bug's Life and future films, and that timing remains difficult to predict.

           TIMING OF TOY STORY 2 RELEASE

      In addition, Pixar expects that Toy Story 2 will be released in November 1999 at the earliest. As with A Bug's Life, Pixar does not expect to recognize any revenue from Toy Story 2 until six to twelve months after its release. Therefore, Pixar is unlikely to recognize any revenue from Toy Story 2 until the second half of 2000 at the earliest.

           LIMITED CD-ROM INCOME

      In 1997 Pixar discontinued its business of producing CD-ROM products in favor of other opportunities arising, in part, as a result of entering into the Co-Production Agreement. As of April 3, 1999, Pixar had not received royalty income from Pixar's only two existing CD-ROM products, both based on Toy Story, since the first quarter of 1998. Pixar does not expect to receive significant royalty income from these products in future periods.

           POSSIBLE DECLINE IN SALES OF RENDERMAN AND POSSIBLE WRITE OFF OF PURCHASED TECHNOLOGY

      As a result of Pixar's shift in focus to products sold for their content, Pixar has reduced emphasis on the commercialization of software products. Pixar is not increasing the time and resources necessary to generate higher RenderMan sales; therefore, Pixar expects that revenue from the licensing of RenderMan will remain flat or possibly decline.

      From the acquisition date, June 16, 1998, through April 3, 1999, Pixar has received significantly less license revenue than expected related to the purchased technology associated with the acquisition of PEI. If future license revenue continues to be substantially lower than originally estimated, Pixar may be required to write off all or a significant portion of the unamortized purchased technology.

           INCREASE IN OPERATING EXPENSES AND EFFECTIVE TAX RATE

      Since Pixar's initial public offering in November 1995, Pixar has significantly increased its operating expenses, and plans to continue to increase operating expenses to fund greater levels of research and development and to expand operations. Specifically, Pixar expects spending levels to increase significantly due to (1) continued investment in proprietary software systems, (2) increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, and (3) increased costs associated with the expansion of facilities. A portion of operating expenses that are allocable to film productions is either capitalized or reimbursed by Disney under the Co-Production Agreement. To the extent that Pixar does not capitalize (or Disney does not pay for) the increases in expenses, Pixar's operating expenses will significantly increase in 1999. Finally, Pixar's tax rate increased for 1998 and is likely to increase in 1999 and in future years because Pixar has utilized the remaining net operating loss carryforwards except those which originated from the exercise of non-qualified employee stock options. The realization of tax benefits from the exercise of non-qualified employee stock options will reduce the amount of Pixar's tax payments and liabilities, but will not reduce Pixar's effective tax rate.

           IMPACT ON PIXAR'S OPERATING RESULTS

      As a result of the factors discussed above and as occurred in the first quarter ended April 3, 1999, revenue may decline in the first half of 1999 as compared to prior periods. At the same time, Pixar's operating expenses are expected to increase in 1999. Therefore, revenue and operating results in the first half of 1999 may continue to decline from revenue and operating results in 1998, and operating and net losses in the second quarter of 1999 are possible. Pixar's operating results thereafter will depend upon the success of A Bug's Life, Toy Story 2, Monsters, Inc. and subsequent films.

PIXAR EXPECTS OPERATING RESULTS TO CONTINUE TO FLUCTUATE

      In addition to the factors set forth above, Pixar continues to expect significant fluctuations in future annual and quarterly operating results because of a variety of factors, including the following:

         o the timing of the domestic and international releases of animated feature films,

         o the success of animated feature films (which can fluctuate significantly from film to film),

         o the timing of the release of related products into their respective markets (such as home videos and merchandising),

         o the demand for such related products (which is often a function of the success of the related animated feature film),

         o        film production costs,

         o Disney's costs to distribute and promote the feature films and related products,

         o        Disney's success at marketing the films and related products,

         o the timing of receipt of proceeds from animated feature films and related products by Disney,

         o the timing of revenue recognition under the Co-Production Agreement and the Feature Film Agreement, as the case may be,

         o the introduction of new feature films or products by Pixar's competitors, and

         o        general economic conditions.

      In particular, since Pixar's revenue under the Co-Production Agreement is directly related to the success of a feature film, operating results are likely to fluctuate depending on the level of success of Pixar's animated feature films and related products. The revenue derived from the production and distribution of an animated feature film depends primarily on the film's acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a motion picture also depends upon promotion and marketing, production costs and other factors. Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products.

      Moreover, Pixar's operating expenses will continue to be extremely difficult to forecast. Pixar budgets the direct costs of film productions with Disney, and shares such costs equally. Pixar capitalizes its share of these direct costs of film production in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. A substantial portion of all of Pixar's other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of overhead are included in the budgets for the Pictures, and Pixar will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of overhead that is not reimbursed by Disney, Pixar either (1) capitalizes such portion as film production costs, if required under SFAS No. 53, or (2) charges it to operating expense in the period incurred. Since a substantial portion of overhead is related to the Pictures and is, therefore, reimbursed by Disney, and since Pixar capitalizes other amounts in accordance with SFAS No. 53, reported operating expenses for the first quarter of 1999 have not reflected, and future reported operating expenses will not reflect, the true level of spending on the production of animated feature films, related products and overhead.

      Although Pixar was profitable for financial statement purposes, Pixar has not been profitable for federal income tax purposes for each of fiscal 1996, 1997 and 1998 due to additional tax deductible items and the utilization of federal net operating loss carryforwards. Pixar was profitable for state income tax purposes for each of 1996 and 1997, but at levels significantly lower than those reported for financial statement purposes. Pixar maintains a valuation allowance which substantially offsets its deferred tax asset, given the dependence on the success of A Bug's Life and future films, which continues to be uncertain.

      As a result of the factors discussed above, Pixar believes that period-to-period comparisons of its results of operations are not necessarily meaningful, and one should not rely on Pixar's annual and quarterly results of operations as any indication of future performance. Due to the factors discussed above, it is likely that in some future period Pixar's operating results will be below the expectations of public market analysts and investors. In such event, the price of Pixar's Common Stock would likely be materially adversely affected.




DEPENDENCE ON TOY STORY, A BUG'S LIFE, TOY STORY 2 AND MONSTERS, INC.

           DEPENDENCE ON TOY STORY

      For at least the first half of 1999, Pixar's revenue and operating results may be largely dependent upon (1) whatever remains to be received from Toy Story merchandise royalties, if any, (2) passive royalties earned on A Bug's Life interactive products, if any, and (3) Pixar's software and animation services revenue, from which Pixar expects limited revenue. Pixar recognized the vast majority of Toy Story revenue from all sources by the end of 1998, and expects little revenue, if any, from Toy Story or related products for the balance of fiscal year 1999 and thereafter. Pixar also expects no further significant royalty income from Toy Story CD-ROM products in 1999 or thereafter.

           DEPENDENCE ON A BUG'S LIFE

      In 1999, Pixar expects to be significantly dependent upon the success of A Bug's Life. Although A Bug's Life was released in November 1998 and has experienced relative box office success and Pixar has received a small amount of related revenue from interactive product royalties, Pixar will not recognize significant revenue from the film until Disney recovers its marketing and distribution fees and costs. Pixar believes that in addition to box office proceeds from A Bug's Life, sales of related products, such as A Bug's Life home videos and merchandise, must also be substantial in order for the film to generate significant profits. In April 1999, Disney reported general declines in its domestic home video sales and worldwide merchandise licensing. Pixar cannot provide any assurances that A Bug's Life will be successful in these other key markets. Therefore, it is possible that Pixar will not recognize sufficient revenue from A Bug's Life to generate significant earnings on a quarter to quarter basis.

           RISKS ASSOCIATED WITH A BUG'S LIFE

      Under the Co-Production Agreement, Pixar shares with Disney the production costs of A Bug's Life. These costs were initially capitalized as film production costs under SFAS No. 53, and Pixar is amortizing these costs over the expected revenue stream as Pixar recognizes revenue from the film. Although A Bug's Life has achieved substantial domestic and foreign box office success, Pixar believes that the amount spent by Disney for marketing and distribution has been and will continue to be significant. Unless the amount of revenue generated by A Bug's Life from box office proceeds, home video sales and merchandise sales is substantial even after Disney recovers the marketing and distribution costs, Pixar's revenue could be relatively low, and Pixar would have to amortize the capitalized production costs in large amounts over a limited number of quarters, resulting in significant costs of film revenue in those quarters and, potentially, significant quarterly operating and net losses. It is possible that total revenue generated in all markets by A Bug's Life may not generate significant revenue and operating results for us, even though A Bug's Life is critically acclaimed and has achieved domestic and foreign box office success.

           DEPENDENCE ON TOY STORY 2 AND MONSTERS, INC.

      Pixar expects to receive the majority of proceeds from A Bug's Life by the end of 2000. Beyond 2000, Pixar expects to be largely dependent upon the success of Toy Story 2 and Monsters, Inc. (together referred to as the "Current Projects"). Although development and/or production of the Current Projects is underway, Pixar cannot provide any assurances that the Current Projects will be successfully produced and released when scheduled. For example, while Monsters, Inc. is currently targeted for release in mid-2001, Pixar has not formally agreed with Disney on the timing of its release, and Pixar cannot provide any assurances that Disney will agree to release Monsters, Inc. in 2001 as it is currently targeted. Pixar cannot provide any assurances that it will not experience difficulties that could delay or prevent the successful development or production of any of the Current Projects or subsequent animated feature films or related products. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, its business, operating results and financial condition will be materially adversely affected.

           RISKS ASSOCIATED WITH TOY STORY 2

      It is rare for animated feature films to achieve extraordinary box office success. Pixar believes, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only two films generated domestic box office revenues greater than A Bug's Life and Toy Story, and both of those films were produced and distributed solely by Disney. During at least the last five years, Pixar believes that The Rugrats Movie and The Prince of Egypt are the only fully-animated feature films (other than Toy Story and A Bug's Life) produced or developed by a studio other than Disney that have achieved more than $100 million in domestic box office revenues. Unless Toy Story 2 achieves extraordinary box office success and also achieves success in home video and merchandise sales, Toy Story 2 may not generate significant revenue and operating results.

      As a sequel, there are also risks unique to Toy Story 2. With a theatrical sequel, the story concept and characters are not as novel as the original film. In the vast majority of cases in which a film that achieved domestic box office receipts of greater than $100 million was followed by the release of a sequel, the sequel did not perform as well at the box office as the original. This was the case for sequels to such films as Star Wars, Jurassic Park, Home Alone, Jaws, Batman, Raiders of the Lost Ark, Beverly Hills Cop, Ghostbusters and Back to the Future, among others. In many cases, sequels substantially under-perform the original film. In far fewer cases have sequels performed as well or better than the original blockbuster feature film, and in almost all of these cases, the original feature films and related sequels were action-adventure films, such as Lethal Weapon and Die Hard. Accordingly, Pixar cannot provide any assurances that Toy Story 2 will perform as well as Toy Story at the box office. It is possible that Toy Story 2 will substantially under-perform the original feature film. In addition, fees and participations paid to key talent on Toy Story 2 are substantially greater than for the original film, which together with other increases in production costs will have the effect of increasing the cost of the film when compared to Toy Story.

      As a result of these factors, Toy Story 2 and related products may not generate significant revenue and operating results for Pixar, even if Toy Story 2 is critically acclaimed and achieves substantial, but not extraordinary, box office success.



           RISKS ASSOCIATED WITH PRODUCTION BUDGETS

      Given the (1) escalation in compensation rates of people required to work on the Current Projects, (2) number of people required to work on the Current Projects, and (3) equipment needs, the budget for the Current Projects and subsequent films and related products are and will continue to be substantially greater than the budgets for Toy Story and A Bug's Life. Pixar will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, Pixar believes that it is not uncommon for film production spending to exceed film production budgets, and Pixar cannot provide any assurances that any of the Current Projects can be completed within the budgeted amounts. For example, in order to meet the production schedule for Toy Story 2, Pixar has reassigned employees from its animation services group and from Monsters, Inc. to Toy Story 2 for the completion of its production, which will result in a larger production staff than originally anticipated and which will generate additional production costs. In addition, when production of each film is completed, if completed, Pixar may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another which, although shared with Disney, are treated as film costs which increase overall production budgets and could have a material adverse effect on results of operations and financial condition.

RISKS ASSOCIATED WITH ADEQUACY OF CASH BALANCES

      Pursuant to the Co-Production Agreement, Pixar will co-finance the next four animated feature films that it produces, including Monsters, Inc. Pixar will also co-finance Toy Story 2 on the same basis as the other theatrical films. In the future, Pixar may co-finance other derivative works such as sequels and television productions. In addition, Pixar is building a new headquarters and studio facility in Emeryville, California, which is being financed by the use of cash and may continue to be financed by the use of cash. Since Pixar does not expect to generate substantial, if any, cash from operations until the second or third quarter of 1999, the development and production costs of the Current Projects and the costs of the new Emeryville facility will have a material adverse impact on Pixar's cash and short-term investment balances. As of April 3, 1999, Pixar had approximately $134.7 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the development and production costs of the Current Projects, until Pixar begins receiving cash from the release of A Bug's Life and these films (which Pixar does not expect to be significant until the second or third quarter of 1999). However, even if these films generate cash, unless each is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar will be required to seek financing for its ongoing commitments under the Co-Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the construction of its new facility. See also "--Liquidity and Capital Resources". The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.

CAPITALIZED FILM PRODUCTION COSTS

      Pixar had $68.1 million in capitalized film production costs as of April 3, 1999, consisting primarily of costs relating to A Bug's Life, Toy Story 2 and Monsters, Inc., all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and short-term investments decreased $14.3 million to $134.7 million at April 3, 1999 from $149.0 million at January 2, 1999 due primarily to cash used for film development and production costs and for construction of the Emeryville facility.

      Net cash used in continuing operations for the quarter ended April 3, 1999 was primarily attributable to a decrease in payables and accruals of $5.1 million offset by net income of $900,000, and the non-cash impact of depreciation and amortization expense of $1.7 million. Cash flows used in investing activities were due primarily to investments in short-term securities of $48.8 million, funding of film production costs of $7.4 million and the purchase of property and equipment of $5.3 million, offset by net proceeds from maturities of short-term securities of $61.2 million. Cash flows provided by financing activities were due to proceeds from the exercise of stock options.

      As of April 3, 1999, Pixar's principal source of liquidity was approximately $134.7 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet the Company's operating requirements through the next twelve months.

THE YEAR 2000

      The Year 2000 problem is the result of computer programming using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a major system failure or miscalculations.

      Pixar has formed a committee to address Year 2000 issues and the committee is currently reviewing Pixar's products, Pixar's internal computer systems and the systems of third parties on which Pixar relies for handling the Year 2000. This committee is composed of senior management and personnel from the systems department and the finance and administration staff. The committee's strategy for identifying and addressing Year 2000 issues involves five phases:

      Phase 1 -- Inventory: Prepare an inventory of software, hardware, third party services and building systems used by Pixar and determine Year 2000 compliance. For third party software, hardware and services, vendors are contacted and written certification is obtained to verify that such items are Year 2000 compliant. To date, most items in the inventory are either Year 2000 compliant or will be with minor modifications and most of the Year 2000 issues identified by Pixar relate to the financial software that Pixar uses. This phase was completed in April 1999.

      Phase 2 -- Assessment: Determine which of the inventory items identified in Phase 1 are critical or important as they relate to Pixar's business. For third party software, hardware and services which are deemed to be critical or important, Pixar is reviewing the written certification provided by vendors and performing internal testing where possible. To date, Pixar has identified a few third party systems which are not Year 2000 compliant. This phase was substantially completed in April 1999.

      Phase 3 -- Strategy: Prepare strategies to modify or replace systems that are not Year 2000 compliant. To date, the few items in the inventory that have been identified as not being Year 2000 compliant are software items that can be made compliant by upgrading to the most recent versions of the software. This phase also includes monitoring the Year 2000 compliance programs of third parties whose services have been deemed to be critical to Pixar's business. This phase is approximately 50% complete, and is anticipated to be complete in July 1999.

      Phase 4 -- Remediation: Initiate remediation strategies. Pixar is planning to upgrade certain of its systems to the most recent versions of the software and most required fixes are underway. This phase is approximately 50% complete, and is anticipated to be complete in November 1999.

      Phase 5 -- Testing: Test and certify all critical and certain important systems where appropriate. Testing schedules have been set for Pixar's financial systems and studio tools. This phase is approximately 25% complete, and is anticipated to be complete in November 1999.

      Based on information available to date, Pixar believes that it will be able to complete it's Year 2000 compliance review and make any necessary modifications to its internal systems prior to the end of 1999. Pixar expects that the total costs associated with resolving its Year 2000 issues will not be material and does not expect such costs to exceed $500,000. The majority of these costs will result from consultants, software upgrades and dedicated program equipment.

      Pixar's most significant Year 2000 risk results from Pixar's relationship with Disney, a public company. Pixar relies on Disney for the distribution and marketing of its films and Toy Story 2 is expected to be released at the end of 1999. The disruption of Disney's distribution activities as a result of Year 2000 problems could result in lost revenues for Toy Story 2 and related merchandise. In addition, if the accounting and financial systems of Disney are adversely affected by Year 2000 issues and Disney is unable to issue revenue reports to Pixar, Pixar's recognition of its share of the revenue generated pursuant to the Co-Production Agreement and the Feature Film Agreement could be delayed. There can be no assurance that the failure of any third parties to have systems that are Year 2000 compliant would not have a material adverse effect on Pixar's financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Pixar invests in a variety of investment grade, interest-bearing securities, including fixed rate obligations of corporations, municipalities, and national governmental entities and agencies. This diversification of risk is consistent with Pixar's policy to ensure safety of its principal and maintain liquidity. Pixar only invests in securities with a maturity of 24 months or less, with only government obligations exceeding 12 months. Pixar's investments are fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

      All of Pixar's financial instruments are held for purposes other than trading and are considered "available for sale" per SFAS 115. The table below provides information regarding Pixar's investment portfolio at April 3, 1999. The table presents principal cash flows and related weighted average fixed interest rates presented by expected maturity date (dollars in thousands):

                                      < 1 YEAR      > 1 YEAR       TOTAL
                                     -----------    ----------  ---------
Available-for-sale securities...     $  92,924      $ 40,010   $ 132,934
Weighted-average interest rate..          5.35%         5.05%       5.26%


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

      As of April 3, 1999, the Company had used the net proceeds from the offering as follows: $24,984,044 for construction of plant, building and facilities, $13,077,686 for the purchase and installation of machinery and equipment, $2,374,000 for the repayment of indebtedness, $82,481,385 for the development of future films and other animated products and $16,744,171 for working capital. Of these amounts, $2,374,000 represented direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27.1     Financial Data Schedule


         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by Pixar during the quarter ended April 3, 1999.


ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PIXAR

Date: May 14, 1999                       By: /s/ Sarah S. Flatley
      -----------------                      -----------------------------------
                                             Sarah S. Flatley,
                                             Vice President, Finance
                                             (Principal Accounting Officer
                                             and Duly Authorized Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

27.1         Financial Data Schedule