Form 10-Q
period 1999-07-03
PIXAR \CA\
filed 1999-08-17
CIK 1002114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999.

                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

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

                               Yes (X)  No ( )

The number of shares outstanding of the registrant's Common Stock as of August 13, 1999 was 46,367,246.

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                      PIXAR
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   July 3,           January 2,
                                                                                    1999                1999
                                                                                ------------        ------------

                                     ASSETS

Cash and cash equivalents                                                       $     16,991        $     29,557
Short-term investments                                                               119,147             119,491
Receivables, net                                                                       3,559               3,885
Prepaid expenses and other assets                                                      4,846               4,884
Deferred income taxes                                                                 13,117                 988
Capitalized film production costs                                                     73,146              60,841
Property and equipment, net                                                           42,945              31,160
                                                                                ------------        ------------

             Total assets                                                       $    273,751        $    250,806
                                                                                ============        ============





                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                $      1,107        $      2,615
Income taxes payable                                                                   1,372                  97
Payable to Disney                                                                         --               3,363
Accrued liabilities                                                                    8,652               8,396
Unearned revenue                                                                       3,754               1,188
                                                                                ------------        ------------

             Total liabilities                                                        14,885              15,659
                                                                                ------------        ------------

Shareholders' equity:
     Preferred stock; no par value; 5,000,000 shares authorized and no
        shares issued and outstanding                                                     --                  --
     Common stock; no par value; 100,000,000 shares authorized;
        46,254,291 and 45,335,770 shares issued and outstanding
        as of July 3, 1999 and January 2, 1999, respectively                         237,395             220,397
Accumulated other comprehensive income (loss)                                           (447)                249
Deferred compensation                                                                    (29)               (104)
Retained earnings                                                                     21,947              14,605
                                                                                ------------        ------------
             Total shareholders' equity                                              258,866             235,147
                                                                                ------------        ------------

             Total liabilities and shareholders' equity                         $    273,751        $    250,806
                                                                                ============        ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                           QUARTER ENDED               SIX MONTHS ENDED
                                                                    ----------------------------  ----------------------------
                                                                    JULY 3, 1999   JUNE 27, 1998  JULY 3, 1999   JUNE 27, 1998
                                                                    ------------   -------------  ------------   -------------
Revenue:
    Software                                                         $    1,240     $      854     $    2,814     $    1,527
    Animation services                                                       --             --            222            171
    Film                                                                 12,239          2,912         13,884          6,948
    Patent licensing                                                         --              3             --            120
                                                                     ----------     ----------     ----------     ----------

        Total revenue                                                    13,479          3,769         16,920          8,766
                                                                     ----------     ----------     ----------     ----------

Cost of revenue:
    Software                                                                133            100            431            136
    Animation services                                                       --             --            154             38
    Film                                                                  3,574             --          3,846             --
                                                                     ----------     ----------     ----------     ----------

        Total cost of revenue                                             3,707            100          4,431            174
                                                                     ----------     ----------     ----------     ----------

        Gross profit                                                      9,772          3,669         12,489          8,592
                                                                     ----------     ----------     ----------     ----------

Operating expenses:
    Research and development                                              1,320            946          2,666          1,812
    Sales and marketing                                                     304            434            652            652
    General and administrative                                            1,554          1,780          2,941          3,546
                                                                     ----------     ----------     ----------     ----------
        Total operating expenses                                          3,178          3,160          6,259          6,010
                                                                     ----------     ----------     ----------     ----------

        Income from continuing operations                                 6,594            509          6,230          2,582

Other income, net                                                         1,793          2,162          3,658          4,562
                                                                     ----------     ----------     ----------     ----------

        Income from continuing operations before income taxes             8,387          2,671          9,888          7,144

Income tax expense                                                        2,012            614          2,613          1,643
                                                                     ----------     ----------     ----------     ----------

        Net income from continuing operations                             6,375          2,057          7,275          5,501

Income from discontinued operations, net of taxes                            67             --             67            374
                                                                     ----------     ----------     ----------     ----------

        Net income                                                   $    6,442     $    2,057     $    7,342     $    5,875
                                                                     ==========     ==========     ==========     ==========


Basic net income per share from continuing operations                $     0.14     $     0.05     $     0.16     $     0.13
Basic net income per share from discontinued operations                      --             --             --           0.01
                                                                     ----------     ----------     ----------     ----------
Basic net income per share                                           $     0.14     $     0.05     $     0.16     $     0.14
                                                                     ==========     ==========     ==========     ==========

Shares used in computing basic net income per share                      46,023         43,839         45,785         43,497
                                                                     ==========     ==========     ==========     ==========


Diluted net income per share from continuing operations              $     0.13     $     0.04     $     0.14     $     0.11
Diluted net income per share from discontinued operations                    --             --             --           0.01
                                                                     ----------     ----------     ----------     ----------
Diluted net income per share                                         $     0.13     $     0.04     $     0.14     $     0.12
                                                                     ==========     ==========     ==========     ==========

Shares used in computing diluted net income per share                    51,334         51,432         51,260         50,948
                                                                     ==========     ==========     ==========     ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PIXAR
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       Six Months Ended
                                                                                -----------------------------
                                                                                  July 3,           June 27,
                                                                                    1999              1998
                                                                                -----------       -----------

Cash flows from operating activities:
     Net income                                                                 $     7,342       $     5,875
     Adjustments to reconcile net income to net cash
     provided by (used in) continuing operating activities:
         Discontinued operations                                                        (67)             (374)
         Amortization of deferred compensation                                           75               185
         Depreciation and amortization                                                3,297             2,567
         Amortization of capitalized film production costs                            3,846                --
         Tax benefit from disqualifying dispositions                                 14,163                --
         Credits from patent licensing, net of expense items                             --              (114)
         Deferred income tax                                                        (12,129)               --
         Changes in operating assets and liabilities:
             Receivables                                                                326            (1,021)
             Prepaid expenses and other assets                                         (351)             (295)
             Accounts payable                                                        (1,508)             (540)
             Income taxes payable                                                     1,275               (42)
             Payable to Disney                                                       (3,363)             (600)
             Accrued liabilities                                                        256            (1,277)
             Unearned revenue                                                         2,566              (325)
                                                                                -----------       -----------
                 Net cash provided by continuing operations                          15,728             4,039
                 Net cash provided by discontinued operations                            67               374
                                                                                -----------       -----------
                 Net cash provided by operating activities                           15,795             4,413
                                                                                -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                                             (16,259)           (5,882)
     Proceeds from sale of property and equipment                                       994                --
     Proceeds from sale of short-term securities                                     86,692            79,943
     Investments in short-term securities                                           (87,044)         (125,612)
     Capitalized film production costs                                              (15,579)          (15,120)
                                                                                -----------       -----------
         Net cash used in investing activities                                      (31,196)          (66,671)
                                                                                -----------       -----------

Cash flows from financing activities:
     Proceeds from exercised  stock options                                           2,835             1,581
                                                                                -----------       -----------
         Net cash provided by financing activities                                    2,835             1,581
                                                                                -----------       -----------

Net decrease in cash and cash equivalents                                           (12,566)          (60,677)
Cash and cash equivalents at beginning of period                                     29,557           101,847
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $    16,991       $    41,170
                                                                                ===========       ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period for income taxes                             $        --       $     1,796
                                                                                ===========       ===========
 Supplemental disclosure of non-cash investing and financing activities:
       Value of common stock issued and liabilities assumed for purchase
            of PEI                                                              $        --       $     3,000
                                                                                ===========       ===========
       Loss on equipment disposals capitalized as film production costs         $      (572)      $        --
                                                                                ===========       ===========
       Credits from patent licensing                                            $        --       $       120
                                                                                ===========       ===========
       Unrealized loss on investments                                           $      (696)      $       (48)
                                                                                ===========       ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Pixar's financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of January 2, 1999 and for each of the years in the three-year period ended January 2, 1999, including notes thereto, incorporated by reference into Pixar's Annual Report on Form 10-K for the year ended January 2, 1999.

        The results of operations for the three and six months ended July 3, 1999 are not necessarily indicative of the results expected for the current year or any other period.

        Certain amounts reported in previous periods have been reclassified to conform to the 1999 financial statement presentation.

(2) FISCAL YEAR

        Effective in fiscal year 1998, Pixar adopted a 52 or 53-week fiscal year, changing the year end date from December 31 to the Saturday nearest December 31. As a result, fiscal year 1998 ended on January 2, 1999 and consisted of 53 weeks. The second quarter of 1999 represents the thirteen-week period ended July 3, 1999, and fiscal year 1999 will end on January 1, 2000 and consist of 52 weeks.

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

        Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                   QUARTER ENDED
                                    ------------------------------------------------------------------------------
                                                 July 3, 1999                            June 27, 1998
                                    -------------------------------------    -------------------------------------
                                        Net                                      Net
                                      Income         Shares        EPS         Income         Shares        EPS
                                    -----------------------     ---------    -----------------------     ---------
BASIC NET INCOME PER SHARE          $   6,442        46,023     $    0.14    $   2,057        43,839     $    0.05
EFFECT OF DILUTIVE SHARES:
    Warrants/options                       --         5,311                         --         7,593
                                    -----------------------                  -----------------------
DILUTED NET INCOME PER SHARE        $   6,442        51,334     $    0.13    $   2,057        51,432     $    0.04
                                    =======================                  =======================

                                                                  SIX MONTHS ENDED
                                    ------------------------------------------------------------------------------
                                                 July 3, 1999                            June 27, 1998
                                    -------------------------------------    -------------------------------------
                                        Net                                      Net
                                      Income         Shares        EPS         Income         Shares        EPS
                                    -----------------------     ---------    -----------------------     ---------
BASIC NET INCOME PER SHARE          $   7,342        45,785     $    0.16    $   5,875        43,497     $    0.14
EFFECT OF DILUTIVE SHARES:
    Warrants/options                       --         5,475                         --         7,451
                                    -----------------------                  -----------------------
DILUTED NET INCOME PER SHARE        $   7,342        51,260     $    0.14    $   5,875        50,948     $    0.12
                                    =======================                  =======================

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

                CO-PRODUCTION AGREEMENT

        In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which governs all films made by Pixar after Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five computer-animated theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar's first film produced under this agreement was A Bug's Life. Films in development or production at Pixar as of July 3, 1999, which include Toy Story 2 and Pixar's fourth film (with the working title "Monsters, Inc.") are also governed by this agreement. A Bug's Life and Monsters, Inc. count toward the five Pictures, whereas Toy Story 2 is a derivative work that will not count towards the Pictures. However, Pixar and Disney have agreed that all provisions of the Co-Production Agreement applicable to the Pictures will also apply to Toy Story 2. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney's marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar will produce each Picture and Disney will control decisions relating to film marketing and distribution.

(5) INCOME TAXES

        Pixar's tax rate for the three months ended July 3, 1999 reflects Pixar's expected tax rate for fiscal year 1999 (of approximately 40%) net of a non-recurring tax benefit recorded in the second quarter, which lowered Pixar's effective tax rate for the three and six months ended July 3, 1999 to 24% and 26%, respectively. The tax benefit recorded in the second quarter related to the reversal of certain deferred tax asset reserves. Prior to the second quarter, Pixar believed that there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant the reserves. As of July 3, 1999, Pixar believes that it has sufficient confidence in the amount and timing of its anticipated participation revenues from A Bug's Life and the amount and timing of certain offsetting tax-related expenses in the foreseeable future to project that a portion of these deferred tax assets will be realized, and thus a favorable adjustment for such has been recognized on Pixar's balance sheet and in its tax rate in the second quarter.

(6) DISCONTINUED OPERATIONS

        In March 1997, Pixar determined to discontinue its business of producing CD-ROM and other interactive products. Pixar immediately discontinued these operations and reassigned all employees of this division. Since the measurement date and the disposal date were virtually simultaneous, no income or loss was measured for the intervening period. Pixar recorded income from discontinued operations of $374,000 and $67,000, net of income taxes, for the six months ended June 27, 1998, and July 3, 1999, respectively, due to royalty income received for the Toy Story CD-ROM products. Pixar does not expect to receive significant Toy Story CD-ROM royalty income in future periods.

(7) SEGMENT REPORTING

        Pixar adopted the provisions of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Pixar's chief operating decision-maker is considered to be Pixar's Chief Executive Officer ("CEO"). The CEO reviews financial information accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations and Pixar has no foreign operations. Therefore, the Company operates in a single operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Dependence on Toy Story, A Bug's Life, Toy Story 2 and Monsters, Inc.," and "Risks Associated with Adequacy of Cash Balances, " as well as those noted in the section entitled "Risk Factors" in Pixar's Annual Report on Form 10-K for the year ended January 2, 1999 (the "Form 10-K"). Particular attention should be paid to the cautionary language in the section in the Form 10-K entitled "Risk Factors--Our Dependence on Toy Story, Our Dependence on A Bug's Life and Our Dependence on Toy Story 2 and Film Four," "--Risks Associated with Adequacy of Cash Balances," "--Risks Associated with Scheduled Successive Release of Films" and "--Risks Associated with Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        In February 1998, Pixar and Disney agreed to produce a theatrical motion picture sequel to Toy Story, entitled "Toy Story 2". Toy Story 2 will be Pixar's third feature film and is scheduled for release in November 1999. Because Toy Story 2 is a derivative work of the original Toy Story, it will not be counted toward the five Pictures to be produced under the Co-Production Agreement. However, for all other purposes, Toy Story 2 will be treated as a Picture under the Co-Production Agreement. Accordingly, Toy Story 2 has been added to the definition of Pictures produced and financed under the Co-Production Agreement and all the provisions applicable to the other five Pictures apply.

        In May 1999, Pixar began production of its fourth theatrical film (with the working title "Monsters, Inc."). This film will be produced and distributed under the Co-Production Agreement and will count as the second of the five original films to be produced under the Co-Production Agreement. Pixar is currently scheduled to complete production of Monsters, Inc. in the spring of 2001 at the earliest.


RESULTS OF OPERATIONS

                REVENUE

        Total revenue for the three and six months ended July 3, 1999 were $13.5 million and $16.9 million, respectively, compared to $3.8 million and $8.8 million in the corresponding periods of the prior year. The increases were primarily due to revenue from the domestic and foreign theatrical releases of A Bug's Life and related merchandise.

        Software revenue includes software license revenue, principally from RenderMan. Software revenue increased 45% to $1.2 million for the quarter ended July 3, 1999 from $854,000 in the corresponding prior year period and increased 84% to $2.8 million in the six months ended July 3, 1999 from $1.5 million in the corresponding prior year period. The increase in software revenue resulted from a general increase in RenderMan software licensing. Due to Pixar's focus on content creation for animated feature films and related products, Pixar has not increased the time and resources necessary to generate significantly higher RenderMan sales. Therefore, Pixar expects ongoing variability in revenues derived from software licenses and that such revenue will remain flat or possibly decline. All historical and future royalty income associated with Pixar's discontinued CD-ROM division is now and will continue to be excluded from software revenue and will be presented in results of discontinued operations. See "Results of Discontinued Operations."

        Animation services revenue includes revenue generated from short projects related to Pixar's films. Animation services revenue increased slightly to $222,000 for the six months ended July 3, 1999 from $171,000 in the corresponding prior year period. Pixar expects that revenue in this area will continue to vary significantly from quarter to quarter due to the sporadic nature of this business and the need to utilize animation services employees on other productions. For example, as occurred with A Bug's Life, Pixar has transferred substantially all of its animation services employees to assist in the completion of Toy Story 2. There can be no assurance that Pixar will generate any animation services revenues during periods in which its animation services employees are devoted to feature films or other projects.

        Film revenue for the quarter ended July 3, 1999 was $12.2 million compared with $2.9 million in the corresponding prior year period. Film revenue for the six months ended July 3, 1999 was $13.9 million compared with $6.9 million in the corresponding period. Under the Co-Production Agreement, Pixar and Disney share equally in the profits of A Bug's Life after Disney recovers its distribution costs and its distribution fee. Therefore, Pixar's film revenue for the three and six months ended July 3, 1999 resulted primarily from theatrical revenues from A Bug's Life (most of which have already been reported by Disney) and related merchandise, offset by Disney's distribution costs and its distribution fee. Distribution costs reported to date include theatrical distribution costs as well as the majority of Disney's costs to market A Bug's Life home video, released in April 1999. Also included in film revenue for the six months ended July 3, 1999 were residual Toy Story merchandise and home video revenue of $559,000. Film revenue for the six months ended June 27, 1998 represented proceeds from Toy Story merchandise and home video sales and Toy Story television airings.

        Patent licensing revenue of $120,000 for the six months ended June 27, 1998 was attributable to a patent license with Silicon Graphics, Inc. ("SGI"), whereby Pixar granted to SGI and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photorealistic images. Under the agreement, SGI agreed to pay Pixar total compensation of $11.0 million, of which $6.0 million was paid in cash in March 1996 and $5.0 million was to be paid in the form of purchase credits for SGI hardware and software. As of the end of 1998, Pixar had used substantially all of the remaining credits and does not expect that patent licensing revenue will be generated on an on-going basis.

        For the three and six months ended July 3, 1999, Disney accounted for 91% and 83% respectively, of Pixar's total revenue. The revenue from Disney consisted of film and animation services revenue. Due to the Co-Production Agreement, Disney is expected to continue to represent significantly in excess of 10% of Pixar's revenue in 1999 and for the foreseeable future. A portion of the Disney revenue for the quarter was included in receivables and represented 17% of the balance at July 3, 1999. For the three and six months ended June 27, 1998, Disney accounted for 77% and 81%, respectively, of Pixar's total revenue, primarily from film and animation services revenue.

                COST OF REVENUE

        Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package Pixar's software products, as well as amortization of purchased technology. Cost of software revenue includes no amortization of capitalized software development expenses. Cost of software revenue as a percentage of the related revenue was 11% and 15% for the three and six months ended July 3, 1999, compared to 12% and 9% for the three and six month corresponding prior year periods. The percentage increase for the six months ended July 3, 1999 was due to amortization of purchased technology associated with the June 1998 acquisition of Physical Effects, Inc. ("PEI"). Approximately $2.7 million of the PEI purchase price was assigned to purchased technology, which PEI licensed to a third party. Over a period not to exceed four years, Pixar will amortize the purchased technology against related license revenue, thereby essentially eliminating any gross profit with respect to license revenue associated with this purchased technology until such amortization has been completed. As a result of the ongoing amortization of this purchased technology, it is likely that Pixar's total software gross profit will be substantially lower during the next few years. In addition, if Pixar determines that the license revenue generated by the purchased technology will be lower than expected and that all or part of the purchased technology asset may not be recoverable, Pixar would, at that point, be required to write off all or a significant portion of the unamortized purchased technology.

        Cost of animation services revenue consists of production costs, which include salaries, benefits, facility expenses and department overhead costs. Cost of animation services revenue as a percentage of related revenue increased to 69% for the six months ended July 3, 1999 from 22% in the prior year period. Animation services projects are negotiated individually and depending on the complexity of the project, profit margins vary significantly from project to project.

        Cost of film revenue represents amortization of film costs capitalized by Pixar. See "Capitalized Film Production Costs." Due to higher than expected Toy Story film revenue, which resulted in Pixar's amortizing all Toy Story related film costs by December 31, 1997, there was no cost of revenue associated with the Toy Story revenue for the six months ended July 3, 1999 or June 27, 1998. Cost of film revenue from A Bug's Life was 29% and 28% of total film revenue for the three and six months ended July 3, 1999, respectively.

        Under the Feature Film Agreement all payments to Pixar from Disney for Pixar's efforts in the development and production of feature films were recorded as cost reimbursements and were netted against the related costs. Since Pixar's share of production costs under the terms of the Co-Production Agreement are capitalized, amortized film production costs for A Bug's Life and future feature films will be significantly higher, and the related gross profit margins will be substantially lower than those achieved on Toy Story.

        There is no cost of revenue associated with patent licensing revenue.

                OPERATING EXPENSES

        Total operating expenses for the three and six months ended July 3, 1999 were slightly higher than in the prior year, and Pixar intends to continue to increase its spending levels in a number of areas. As a result of competition for animators, creative personnel, technical directors and certain administrative personnel, Pixar has had to pay higher salaries to attract new creative, technical and other personnel, and compensation for such personnel may continue to increase. In addition, Pixar expects increases in systems and facilities costs and to expand other operations.

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

        Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product and for Pixar's proprietary Marionette and Ringmaster animation software, for production management for short film projects and for certain other unreimbursed projects. Research and development expenses increased 40% to $1.3 million in the three months ended July 3, 1999 from $946,000 in the corresponding prior year period and increased 47% to $2.7 million in the six months ended July 3, 1999 from $1.8 million in the corresponding prior year period. The increases are due to Pixar's continued investment in proprietary technology and short film development projects. Pixar expects research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

        Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support software sales and complement film activities. Sales and marketing expenses decreased by 30% to $304,000 for the three months ended July 3, 1999 from $434,000 in the corresponding prior year period and remained flat at $652,000 for the six months ended July 3, 1999 and June 27, 1998. The decrease for the quarter ended July 3, 1999 resulted from increased corporate marketing and promotion in the corresponding prior year period related to Pixar's short animated film, Geri's Game. Pixar expects these and other marketing expenses may increase in future periods.

        General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses decreased 13% to $1.6 million for the three months ended July 3, 1999 from $1.8 million in the corresponding prior year period and decreased 17% to $2.9 million for the six months ended July 3, 1999 from $3.5 million in the corresponding prior year period. The decrease was primarily due to the favorable timing of certain payroll-related and outside services costs. Pixar expects general and administrative expenses to increase in future periods as Pixar incurs additional costs to expand its administrative staff and facilities.

                OTHER INCOME, NET

        Other income, net consists primarily of interest income on Pixar's short-term investments. Other income, net was $1.8 million and $3.7 million for the three and six months ended July 3, 1999, respectively, and $2.2 million and $4.6 million for the three and six months ended June 27, 1998, respectively. The decreases are primarily due to a decline in Pixar's cash and short-term investment balances.

                INCOME TAXES

        Income tax expense from continuing operations for the three and six months ended July 3, 1999 reflects Pixar's federal and state income tax liability after recognition of a non-recurring tax benefit recorded in the second quarter of 1999. This one-time adjustment reflects Pixar's sufficient confidence in anticipated revenue from A Bug's Life such that Pixar will realize the benefit of certain tax assets. Pixar's tax rate for the three months ended July 3, 1999 was 24%. In future quarters, Pixar expects that quarterly tax rates will return to statutory levels.

                RESULTS OF DISCONTINUED OPERATIONS

        Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and redirected all employees in that division to film and related projects within Pixar. Pixar recorded income from discontinued operations of $67,000 and $374,000, net of income taxes, for the six months ended July 3, 1999 and June 27,1998, respectively. This income is due to royalty income received for the Toy Story CD-ROM products. Pixar does not expect to receive significant CD-ROM royalty income in future periods.


RISK FACTORS

        The following is a discussion of certain factors that currently impact or may impact Pixar's business, operating results and/or financial condition. Anyone making an investment decision with respect to Pixar's capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in Pixar's Form 10-K under the section entitled "Risk Factors."

DEPENDENCE ON TOY STORY, A BUG'S LIFE, TOY STORY 2 AND MONSTERS, INC.


        DEPENDENCE ON A BUG'S LIFE FOR THE BALANCE OF 1999 AND THE FIRST HALF OF 2000

        For the balance of 1999 and the first half of 2000, Pixar's revenue and operating results will be largely dependent upon (1) Pixar's share of revenue from the theatrical and video releases of A Bug's Life and related merchandise,
(2) whatever revenues remain from Toy Story, if any, and (3) Pixar's software and animation services revenue, from which Pixar expects limited revenue.

                A BUG'S LIFE REVENUE

        A Bug's Life was released in November 1998, and in the three months ended July 3, 1999, Pixar received its first significant share of film revenues. Under the Co-Production Agreement, Pixar and Disney share equally in the profits of A Bug's Life after Disney recovers its distribution costs and its distribution fee. Correspondingly, Pixar's film revenue for the six months ended July 3, 1999 resulted primarily from the domestic and foreign theatrical revenues from A Bug's Life (most of which have already been reported by Disney) and related merchandise licensing, offset by Disney's distribution costs and its distribution fee. Distribution costs reported to date include the majority of worldwide theatrical marketing and distribution costs, and the majority of Disney's costs to market A Bug's Life home video, which was released in April 1999. While A Bug's Life has done extremely well in its theatrical release, Disney recently reported general softness in its domestic home video sales and worldwide merchandise licensing as compared to levels associated with many of its previous blockbuster animated feature films. In addition, Pixar believes that A Bug's Life faced an unusually high number of competing films released during the 1998 holiday season such as Antz, The Rugrats Movie and Prince of Egypt, and that the related home video and/or merchandise sales from these films have adversely impacted sales of A Bug's Life products. As a result, Pixar expects that revenues associated with A Bug's Life home video sales and merchandise licensing will be lower than previously anticipated.

        For the remainder of 1999 and the first half of 2000, Pixar expects to be significantly dependent upon the success of A Bug's Life. Because most revenues from the worldwide theatrical release of A Bug's Life have been reported by Disney, sources of future revenues primarily include domestic and foreign home video sales and any future merchandise royalties, both of which must be substantial in order for Pixar to generate significant revenues. Revenue from any future television airings of A Bug's Life are not expected until a few years after release of the film, at the earliest. Moreover, potential future revenues will be offset by future distribution costs, which primarily include remaining marketing costs for the domestic release of A Bug's Life home video, marketing costs for the foreign video release, video cost of goods, remaining distribution costs for the international theatrical release of A Bug's Life, Disney's distribution fee based on film-related revenues, and other distribution costs such as residuals. Therefore, it is difficult to predict the timing of Pixar's future revenues from A Bug's Life, particularly in the second half of 1999 and the first half of 2000, because of the many variables involved. Such variables include the amount and timing of distribution cost outlays, and the amount and timing of revenue and cash flows generated from (1) worldwide home video sales, (2) sales of film related merchandise, and (3) remaining foreign box office. For example, the timing of the release of A Bug's Life video in foreign countries is particularly uncertain since the video will be released in various countries over the course of six months or more. All decisions regarding its international release are made by Disney and such decisions are subject to change. It is possible, in any given quarter or quarters for the remainder of 1999 and in 2000 that Pixar will not recognize sufficient revenue from A Bug's Life to generate significant earnings.

                TOY STORY REVENUE

        Pixar has already recognized the vast majority of the revenue it expects to receive from Toy Story. While Pixar may receive minor amounts of revenue in subsequent periods, Pixar does not expect to recognize any further significant revenue from Toy Story. Based on the terms of the Feature Film Agreement, future film revenue from Toy Story, if any, will be received from Disney on a semi-annual basis going forward.

                SOFTWARE REVENUE

        As a result of Pixar's shift in focus to products sold for their content, Pixar has reduced emphasis on the commercialization of software products. Pixar is not increasing the time and resources necessary to generate higher RenderMan licensing revenues; therefore, Pixar expects that revenue from the licensing of RenderMan will remain flat or possibly decline. In addition, from the acquisition date of PEI on June 16, 1998, through July 3, 1999, Pixar has received significantly less license revenue than expected related to the purchased technology associated with the acquisition. If future license revenue continues to be substantially lower than originally estimated, Pixar may be required to write off all or a significant portion of the unamortized purchased technology.

        RISK ASSOCIATED WITH A BUG'S LIFE

        Under the Co-Production Agreement, Pixar shares with Disney the production costs of A Bug's Life. These costs were initially capitalized as film production costs under SFAS No. 53, and Pixar is amortizing these costs over the expected revenue stream as Pixar recognizes revenue from the film. The amount of film costs that will be amortized each quarter will depend on how much future revenue Pixar expects to receive from A Bug's Life. Although A Bug's Life has achieved substantial domestic and foreign box office success and has done well in its domestic home video release, the home video has not been substantially released in foreign markets, nor have any significant domestic or home video proceeds been received by Pixar. It is difficult to predict how much additional revenue will be derived from merchandise sales and from television airings of A Bug's Life. In addition, Pixar believes that the amount spent by Disney for marketing and distribution, particularly for distribution of the home video, will continue to be significant. In any given quarter, if Pixar's forecast changes with respect to total revenue from A Bug's Life, and becomes lower than was previously forecasted, Pixar would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins from A Bug's Life would adversely impact Pixar's business, operating results, and financial condition.

        DEPENDENCE ON TOY STORY 2 AND MONSTERS, INC.

        Pixar expects to receive the majority of the proceeds from A Bug's Life by the end of 2000. In addition, while Toy Story 2 is scheduled for release in November 1999, Pixar does not expect to recognize any revenue from Toy Story 2 until six to twelve months after its release. Therefore, Pixar is unlikely to recognize any revenue from Toy Story 2 until the second half of 2000 at the earliest. Beyond 2000, Pixar expects to be largely dependent upon the success of Toy Story 2 and Monsters, Inc. (together referred to as the "Current Projects"). Although production of the Current Projects is underway, Pixar cannot provide any assurances that the Current Projects will be successfully produced and released when targeted. Pixar is currently scheduled to complete production of Monsters, Inc. in the spring of 2001. Disney has not formally scheduled the theatrical release of Monsters, Inc., and Pixar cannot provide any assurances as to when the film will be released. Pixar cannot provide any assurances that it will not experience difficulties that could delay or prevent the successful development or production of any of the Current Projects or subsequent animated feature films or related products. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, its business, operating results and financial condition will be materially adversely affected.

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

        RISKS ASSOCIATED WITH PRODUCTION BUDGETS

        Given (1) the escalation in compensation rates of people required to work on the Current Projects, (2) the number of people required to work on the Current Projects, and (3) the equipment needs, the budget for the Current Projects and subsequent films and related products are and will continue to be substantially greater than the budgets for Toy Story and A Bug's Life. Pixar will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, Pixar believes that it is not uncommon for film production spending to exceed film production budgets, and Pixar cannot provide any assurances that any of the Current Projects can be completed within the budgeted amounts. For example, in order to meet the production schedule for Toy Story 2, Pixar has reassigned employees from its animation services group and from Monsters, Inc. to Toy Story 2 for the completion of its production, which will result in a larger production staff than originally anticipated and which will generate additional production costs. In addition, when production of each film is completed, if completed, Pixar may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another which, although shared with Disney, are generally treated as film costs which increase overall production budgets and could have a material adverse effect on results of operations and financial condition.


RISKS ASSOCIATED WITH ADEQUACY OF CASH BALANCES

        Pursuant to the Co-Production Agreement, Pixar will co-finance the next four animated feature films that it produces, including Monsters, Inc. Pixar will also co-finance Toy Story 2 on the same basis as the other theatrical films. In the future, Pixar may co-finance other derivative works such as sequels and television productions. In addition, Pixar is building a new headquarters and studio facility in Emeryville, California, which is being financed by the use of cash and may continue to be financed by the use of cash. Since Pixar does not expect to generate substantial cash from operations until the third or fourth quarter of 1999 at the earliest, the development and production costs of the Current Projects and the costs of the new Emeryville facility will have a material adverse impact on Pixar's cash and short-term investment balances. As of July 3, 1999, Pixar had approximately $136.1 million in cash and short-term investments. Pixar believes that these funds, along with any further cash received from the release of A Bug's Life, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the development and production costs of the Current Projects, until cash is received from the future release of additional films. However, even if A Bug's Life and these films generate cash in future quarters, unless each film is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar may be required to seek financing for its ongoing commitments under the Co-Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the construction of its new facility. See also "--Liquidity and Capital Resources". The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.


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

        Moreover, Pixar's operating expenses will continue to be extremely difficult to forecast. Pixar budgets the direct costs of film productions with Disney, and shares such costs equally. Pixar capitalizes its share of these direct costs of film production in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. A substantial portion of all of Pixar's other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of overhead are included in the budgets for the Pictures, and Pixar will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of overhead that is not reimbursed by Disney, Pixar either (1) capitalizes such portion as film production costs, if required under SFAS No. 53, or (2) charges it to operating expense in the period incurred. Since a substantial portion of overhead is related to the Pictures and is, therefore, reimbursed by Disney, and since Pixar capitalizes other amounts in accordance with SFAS No. 53, reported operating expenses for the first six months of 1999 have not reflected, and future reported operating expenses will not reflect, the true level of spending on the production of animated feature films, related products and overhead.

        Although Pixar was profitable for financial statement purposes, Pixar has not been profitable for federal income tax purposes for each of fiscal 1996, 1997 and 1998 due to additional tax deductible items and the utilization of federal net operating loss carryforwards. Pixar was profitable for state income tax purposes for each of 1996 and 1997, but at levels significantly lower than those reported for financial statement purposes. Pixar maintains a valuation allowance that offsets a portion of its deferred tax asset, given the dependence on the success of A Bug's Life and future films, which continues to be uncertain. In addition, Pixar's effective tax rate increased for 1998 and is likely to return to statutory rates in the 40% range in the second half of 1999.

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


CAPITALIZED FILM PRODUCTION COSTS

        Pixar had $73.1 million in capitalized film production costs as of July 3, 1999, consisting primarily of costs relating to A Bug's Life, Toy Story 2 and Monsters, Inc., all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and short-term investments decreased $12.9 million to $136.1 million at July 3, 1999 from $149.0 million at January 2, 1999 due primarily to cash used for film development and production costs and for construction of the Emeryville facility.

        Net cash provided by continuing operations for the six months ended July 3, 1999 was primarily attributable to net income of $7.3 million, and the non-cash impacts of depreciation and amortization expense, and amortization of capitalized film production costs totaling $7.2 million. Cash used in investing activities was due primarily to funding of film production costs of $15.6 million and the purchase of property and equipment of $16.2 million. Cash provided by financing activities was due to proceeds from the exercise of stock options.

As of July 3, 1999, Pixar's principal source of liquidity was approximately $136.1 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet the Company's operating requirements through the next twelve months.

THE YEAR 2000

        The Year 2000 problem is the result of computer programming using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a major system failure or miscalculation.

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

        Phase 1 -- Inventory: Prepare an inventory of software, hardware, third party services and building systems used by Pixar and determine Year 2000 compliance. For third party software, hardware and services, vendors are contacted and written certification is obtained to verify that such items are Year 2000 compliant. This phase was completed in April 1999. To date, most items in the inventory are either Year 2000 compliant or will be with minor modifications, and most of the Year 2000 issues identified by Pixar relate to the financial software that Pixar uses.

        Phase 2 -- Assessment: Determine which of the inventory items identified in Phase 1 are critical or important as they relate to Pixar's business. For third party software, hardware and services that are deemed to be critical or important, Pixar is reviewing the written certification provided by vendors and performing internal testing where possible. This phase was completed in May 1999. To date, Pixar has identified a few third party systems that are not Year 2000 compliant.

        Phase 3 -- Strategy: Prepare strategies to modify or replace systems that are not Year 2000 compliant. To date, the few items in the inventory that have been identified as not being Year 2000 compliant are software items that can be made compliant by upgrading to the most recent versions of the software. This phase also includes monitoring the Year 2000 compliance programs of third parties whose services have been deemed to be critical to Pixar's business. This phase is approximately 80% complete, and is anticipated to be complete in August 1999.

        Phase 4 -- Remediation: Initiate remediation strategies. Pixar is planning to upgrade certain of its systems to the most recent versions of the software and most required fixes are underway. This phase is approximately 80% complete, and is anticipated to be complete in November 1999.

        Phase 5 -- Testing: Test and certify all critical and certain important systems where appropriate. Testing schedules have been set for Pixar's financial systems and studio tools. This phase is approximately 50% complete, and is anticipated to be complete in November 1999.

        Based on information available to date, Pixar believes that it will be able to complete its Year 2000 compliance review and make any necessary modifications to its internal systems prior to the end of 1999. Pixar expects that the total costs associated with resolving its Year 2000 issues will not be material and does not expect such costs to exceed $500,000. The majority of these costs will result from consultants, software upgrades and dedicated program equipment.

        Pixar's most significant Year 2000 risk results from Pixar's relationship with Disney, a public company. Pixar relies on Disney for the distribution and marketing of its films. Toy Story 2 is expected to be released at the end of 1999. The disruption of Disney's distribution activities as a result of Year 2000 problems could result in lost revenues for Toy Story 2 and related merchandise. In addition, if the accounting and financial systems of Disney are adversely affected by Year 2000 issues and Disney is unable to issue revenue reports to Pixar, Pixar's recognition of its share of the revenue generated pursuant to the Co-Production Agreement and the Feature Film Agreement could be delayed. There can be no assurance that the failure of any third parties to have systems that are Year 2000 compliant would not have a material adverse effect on Pixar's financial position or results of operations.


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

        All of Pixar's financial instruments are held for purposes other than trading and are considered "available for sale" per SFAS 115. The table below provides information regarding Pixar's investment portfolio at July 3, 1999. The table presents principal amounts and related weighted average fixed interest rates presented by expected maturity date (dollars in thousands):


                                        < 1 YEAR           > 1 YEAR             TOTAL
                                      -----------        -----------        -----------
Available-for-sale securities         $    79,525        $    54,895        $   134,420
Weighted-average interest rate               5.12%              5.13%              5.13%

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                27.1    Financial Data Schedule

        (b) Reports on Form 8-K

                No reports on Form 8-K were filed by Pixar during the quarter ended July 3, 1999.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PIXAR

Date: August 17, 1999                   By: /s/ Sarah S. Flatley
      -------------------                   -----------------------------
                                            Sarah S. Flatley,
                                            Vice President, Finance
                                            (Principal Accounting Officer
                                            And Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBIT             DOCUMENT DESCRIPTION
-------             --------------------

27.1                Financial Data Schedule