Form 10-Q
period 1999-10-02
PIXAR \CA\
filed 1999-11-16
CIK 1002114

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999.

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-26976

                                     PIXAR
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     68-0086179
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    1001 WEST CUTTING BOULEVARD, RICHMOND,                         94804
                  CALIFORNIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 236-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of November 11, 1999 was 46,473,300.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     PIXAR

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              OCTOBER 2,    JANUARY 2,
                                                                 1999          1999
                                                              ----------    ----------

                                                  ASSETS

Cash and cash equivalents...................................   $ 21,298      $ 29,557
Short-term investments......................................    167,167       119,491
Receivables, net............................................     10,549         3,885
Prepaid expenses and other assets...........................      4,479         4,884
Deferred income taxes.......................................     13,117           988
Capitalized film production costs...........................     60,553        60,841
Property and equipment, net.................................     50,852        31,160
                                                               --------      --------
          Total assets......................................   $328,015      $250,806
                                                               ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................   $    300      $  2,615
Income taxes payable........................................     24,752            97
Payable to Disney...........................................        202         3,363
Accrued liabilities.........................................     10,000         8,396
Unearned revenue............................................        829         1,188
                                                               --------      --------
          Total liabilities.................................     36,083        15,659
                                                               --------      --------
Shareholders' equity:
  Preferred stock; no par value; 5,000,000 shares authorized
     and no shares issued and outstanding...................         --            --
  Common stock; no par value; 100,000,000 shares authorized;
     46,401,078 and 45,335,770 shares issued and outstanding
     as of October 2, 1999 and January 2, 1999,
     respectively...........................................    238,228       220,397
Accumulated other comprehensive income (loss)...............       (529)          249
Deferred compensation.......................................         --          (104)
Retained earnings...........................................     54,233        14,605
                                                               --------      --------
          Total shareholders' equity........................    291,932       235,147
                                                               --------      --------
          Total liabilities and shareholders' equity........   $328,015      $250,806
                                                               ========      ========

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     QUARTER ENDED                NINE MONTHS ENDED
                                              ---------------------------    ---------------------------
                                              OCTOBER 2,    SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,
                                                 1999           1998            1999           1998
                                              ----------    -------------    ----------    -------------
Revenue:
Software....................................   $ 1,738         $ 1,214        $ 4,553         $ 2,740
  Animation services........................       185              --            408             171
  Film......................................    77,312           1,260         91,195           8,208
  Patent licensing..........................        --              --             --             120
                                               -------         -------        -------         -------
          Total revenue.....................    79,235           2,474         96,156          11,239
                                               -------         -------        -------         -------
Cost of revenue:
  Software..................................       136             302            567             438
  Animation services........................       120              --            274              38
  Film......................................    21,552              --         25,399              --
                                               -------         -------        -------         -------
          Total cost of revenue.............    21,808             302         26,240             476
                                               -------         -------        -------         -------
          Gross profit......................    57,427           2,172         69,916          10,763
                                               -------         -------        -------         -------
Operating expenses:
  Research and development..................     1,597             928          4,263           2,740
  Sales and marketing.......................       338             311            989             963
  General and administrative................     1,761           1,731          4,703           5,276
                                               -------         -------        -------         -------
          Total operating expenses..........     3,696           2,970          9,955           8,979
                                               -------         -------        -------         -------
          Income (loss) from continuing
            operations......................    53,731            (798)        59,961           1,784
Other income, net...........................     1,913           1,924          5,571           6,487
                                               -------         -------        -------         -------
          Income from continuing operations
            before income taxes.............    55,644           1,126         65,532           8,271
Income tax expense..........................    23,370             259         25,984           1,903
                                               -------         -------        -------         -------
          Net income from continuing
            operations......................    32,274             867         39,548           6,368
Income from discontinued operations, net of
  taxes.....................................        13              --             80             374
                                               -------         -------        -------         -------
          Net income........................   $32,287         $   867        $39,628         $ 6,742
                                               =======         =======        =======         =======
Basic net income per share from continuing
  operations................................   $  0.70         $  0.02        $  0.86         $  0.14
Basic net income per share from discontinued
  operations................................      0.00              --           0.00            0.01
                                               -------         -------        -------         -------
Basic net income per share..................   $  0.70         $  0.02        $  0.86         $  0.15
                                               =======         =======        =======         =======
Shares used in computing basic net income
  per share.................................    46,355          44,519         45,975          43,836
                                               =======         =======        =======         =======
Diluted net income per share from continuing
  operations................................   $  0.63         $  0.02        $  0.77         $  0.12
Diluted net income per share from
  discontinued operations...................      0.00              --           0.00            0.01
                                               -------         -------        -------         -------
Diluted net income per share................   $  0.63         $  0.02        $  0.77         $  0.13
                                               =======         =======        =======         =======
Shares used in computing diluted net income
  per share.................................    51,223          51,733         51,253          51,227
                                               =======         =======        =======         =======

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              OCTOBER 2,    SEPTEMBER 26,
                                                                 1999           1998
                                                              ----------    -------------
Cash flows from operating activities:
Net income..................................................  $  39,628       $   6,742
  Adjustments to reconcile net income to net cash provided
    by (used in) continuing operating activities:
      Discontinued operations...............................        (80)           (374)
      Depreciation and amortization.........................      5,128           4,577
      Loss on disposition of property and equipment.........         --             258
      Amortization of capitalized film production costs.....     25,398              --
      Credits from patent licensing, net of expense items...         --            (114)
      Deferred income tax...................................      2,034              --
      Changes in operating assets and liabilities:
         Receivables........................................     (6,664)           (306)
         Prepaid expenses and other assets..................       (105)           (424)
         Accounts payable...................................     (2,315)            546
         Income taxes payable...............................     24,655             217
         Payable to Disney..................................     (3,161)         (2,152)
         Accrued liabilities................................      1,604          (1,940)
         Unearned revenue...................................       (359)           (450)
                                                              ---------       ---------
           Net cash provided by continuing operations.......     85,763           6,580
           Net cash provided by discontinued operations.....         80             374
                                                              ---------       ---------
           Net cash provided by operating activities........     85,843           6,954
                                                              ---------       ---------
Cash flows from investing activities:
  Purchase of property and equipment........................    (25,803)         (8,751)
  Proceeds from sale of equipment...........................        994             247
  Proceeds from sale of short-term securities...............    110,529         103,066
  Investments in short-term securities......................   (158,983)       (164,693)
  Capitalized film production costs.........................    (24,507)        (23,846)
                                                              ---------       ---------
      Net cash used in investing activities.................    (97,770)        (93,977)
                                                              ---------       ---------
Cash flows from financing activities:
  Proceeds from exercised stock options.....................      3,668           2,150
                                                              ---------       ---------
      Net cash provided by financing activities.............      3,668           2,150
                                                              ---------       ---------
Net decrease in cash and cash equivalents...................     (8,259)        (84,873)
Cash and cash equivalents at beginning of period............     29,557         101,847
                                                              ---------       ---------
Cash and cash equivalents at end of period..................  $  21,298       $  16,974
                                                              =========       =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes............  $      --       $   1,796
                                                              =========       =========
Supplemental disclosure of non-cash investing and financing
  activities:
    Value of common stock issued and liabilities assumed for
     purchase of PEI........................................  $      --       $   3,000
                                                              =========       =========
    Loss on equipment disposals capitalized as film
     production costs.......................................  $    (603)      $      --
                                                              =========       =========
    Credits from patent licensing...........................  $      --       $     120
                                                              =========       =========
    Unrealized gain (loss) on investments...................  $    (778)      $     396
                                                              =========       =========
    Tax benefit from disqualifying dispositions.............  $  14,163       $      --
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

     The results of operations for the three and nine months ended October 2, 1999 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 1999 financial statement presentation.

(2) FISCAL YEAR

     Effective in fiscal year 1998, Pixar adopted a 52 or 53-week fiscal year, changing the year end date from December 31 to the Saturday nearest December 31. As a result, fiscal year 1998 ended on January 2, 1999 and consisted of 53 weeks. The third quarter of 1999 represents the thirteen-week period ended October 2, 1999, and fiscal year 1999 will end on January 1, 2000 and consist of 52 weeks.

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

     Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                             QUARTER ENDED
                                         ------------------------------------------------------
                                              OCTOBER 2, 1999            SEPTEMBER 26, 1998
                                         -------------------------    -------------------------
                                           NET                         NET
                                         INCOME     SHARES    EPS     INCOME    SHARES     EPS
                                         -------    ------    ----    ------    ------    -----
Basic net income per share.............  $32,287    46,355    $.70     $867     44,519    $0.02
Effect of dilutive shares:
  Warrants/options.....................       --     4,868               --      7,214
                                         -------    ------             ----     ------
Diluted net income per share...........  $32,287    51,223    $.63     $867     51,733    $0.02
                                         =======    ======             ====     ======

                                                           NINE MONTHS ENDED
                                         ------------------------------------------------------
                                              OCTOBER 2, 1999            SEPTEMBER 26, 1998
                                         -------------------------    -------------------------
                                           NET                         NET
                                         INCOME     SHARES    EPS     INCOME    SHARES     EPS
                                         -------    ------    ----    ------    ------    -----
Basic net income per share.............  $39,628    45,975    $.86    $6,742    43,836    $0.15
Effect of dilutive shares:
  Warrants/options.....................       --     5,278                --     7,391
                                         -------    ------            ------    ------
Diluted net income per share...........  $39,628    51,253    $.77    $6,742    51,227    $0.13
                                         =======    ======            ======    ======

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

  Co-Production Agreement

     In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which governs five original films made by Pixar after Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five original computer-animated theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar's first film produced under this agreement was A Bug's Life. Films in development or production at Pixar as of October 2, 1999, which include Toy Story 2 and Pixar's fourth film (with the working title "Monsters, Inc.") are also governed by this agreement. A Bug's Life and Monsters, Inc. count toward the five Pictures, whereas Toy Story 2 is a derivative work that will not count towards the Pictures. However, Pixar and Disney have agreed that all provisions of the Co-Production Agreement applicable to the Pictures will also apply to Toy Story
2. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney's marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar will produce each Picture and Disney will control decisions relating to film marketing and distribution.

(5) INCOME TAXES

     Pixar's tax rate of 42% for the three months ended October 2, 1999 reflects Pixar's expected tax rate for fiscal year 1999. In the second quarter, Pixar recorded a non-recurring tax benefit related to the reversal of certain deferred tax asset valuation allowances which has lowered Pixar's effective tax rate for the nine months ended October 2, 1999 to 40%. Prior to the second quarter, Pixar believed that there was sufficient uncertainty regarding the realizability of its deferred tax assets to warrant the valuation allowances. Pixar believes that it has sufficient confidence in the amount and timing of its anticipated participation revenues from A Bug's Life and the amount and timing of certain offsetting tax-related expenses in the foreseeable future to project that a portion of these deferred tax assets will be realized, and thus a favorable adjustment for such has been recognized on Pixar's balance sheet and in its tax rate in the second quarter.

(6) DISCONTINUED OPERATIONS

     In March 1997, Pixar determined to discontinue its business of producing CD-ROM and other interactive products. Pixar immediately discontinued these operations and reassigned all employees of this division. Since the measurement date and the disposal date were virtually simultaneous, no income or loss was measured for the intervening period. Pixar recorded income from discontinued operations of $374,000 and $80,000, net of income taxes, for the nine months ended September 26, 1998 and October 2, 1999, respectively, due to royalty income received for the Toy Story CD-ROM products. Pixar does not expect to receive significant Toy Story CD-ROM royalty income in future periods.

                                     PIXAR

(7) SEGMENT REPORTING

     Pixar adopted the provisions of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Pixar's chief operating decision-maker is considered to be Pixar's Chief Executive Officer ("CEO"). The CEO reviews financial information accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance, which is summarized as follows (in thousands):

                                                                        NINE MONTHS ENDED
                                                              --------------------------------------
                                                              OCTOBER 2, 1999    SEPTEMBER 26, 1998
                                                              ----------------   -------------------
Film revenue:
  Toy Story.................................................      $ 4,073              $8,208
  A Bug's Life..............................................       87,122                  --
                                                                  -------              ------
     Total film revenue.....................................      $91,195              $8,208
                                                                  =======              ======

     The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations and Pixar has no foreign operations. Therefore, the Company operates as a single operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Dependence on Toy Story, A Bug's Life, Toy Story 2 and Monsters, Inc.," and "Risks Associated with Adequacy of Cash Balances," as well as those noted in the section entitled "Risk Factors" in Pixar's Annual Report on Form 10-K for the year ended January 2, 1999 (the "Form 10-K"). Particular attention should be paid to the cautionary language in the section in the Form 10-K entitled "Risk Factors -- Our Dependence on Toy Story, Our Dependence on A Bug's Life and Our Dependence on Toy Story 2 and Film Four," "-- Risks Associated with Adequacy of Cash Balances," "-- Risks Associated with Scheduled Successive Release of Films" and "-- Risks Associated with Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

CO-PRODUCTION AGREEMENT

     In February 1997, Pixar and Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney"), entered into a co-production agreement (the "Co-Production Agreement") pursuant to which Pixar, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney over approximately ten years. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which Disney finances), a distribution fee paid to Disney and any other fees or costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Pixar's second feature film, A Bug's Life, was released on November 25, 1998 and is the first Picture under the Co-Production Agreement. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, Pixar has the opportunity to co-finance and produce such products or to earn passive royalties on such products. Pixar will not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse Pixar for its share of certain general and administrative costs and certain research and development costs that benefit the productions.

     In February 1998, Pixar and Disney agreed to produce a theatrical motion picture sequel to Toy Story, entitled "Toy Story 2." Toy Story 2 will be Pixar's third feature film and is scheduled for release on November 24, 1999. Because Toy Story 2 is a derivative work of the original Toy Story, it will not be counted toward the five Pictures to be produced under the Co-Production Agreement. However, for all other purposes, Toy Story 2 will be treated as a Picture under the Co-Production Agreement. Accordingly, Toy Story 2 has been added to the definition of Pictures produced and financed under the Co-Production Agreement and all the provisions applicable to the other five Pictures apply.

     In May 1999, Pixar began production of its fourth theatrical film (with the working title "Monsters, Inc."). This film will be produced and distributed under the Co-Production Agreement and will count as the second of the five original films to be produced under the Co-Production Agreement. Pixar is targeting the release of Monsters, Inc. in 2001.

RESULTS OF OPERATIONS

  Revenue

     Total revenue for the three and nine months ended October 2, 1999 was $79.2 million and $96.2 million, respectively, compared to $2.5 million and $11.2 million in the corresponding periods of the prior year. The increases were primarily due to revenue from the theatrical and home video releases of A Bug's Life and related merchandise.

     Software revenue includes software license revenue, principally from RenderMan. Software revenue increased 43% to $1.7 million for the quarter ended October 2, 1999 from $1.2 million in the corresponding prior year period and increased 66% to $4.6 million in the nine months ended October 2, 1999 from $2.7 million in the corresponding prior year period. The increase in software revenue resulted from a general increase in RenderMan software licensing. Due to Pixar's focus on content creation for animated feature films and related products, Pixar has not increased the time and resources necessary to generate significantly higher RenderMan sales. Therefore, Pixar expects ongoing variability in revenues derived from software licenses and that such revenue will remain flat or possibly decline. All historical and future royalty income associated with Pixar's discontinued CD-ROM division is now and will continue to be excluded from software revenue and will be presented in results of discontinued operations. See "Results of Discontinued Operations."

     Animation services revenue includes revenue generated from short projects related to Pixar's films. Animation services revenue was $185,000 for the quarter ended October 2, 1999. No revenue from animation services was recognized in the corresponding prior year period. Animation services revenue increased to $408,000 for the nine months ended October 2, 1999 from $171,000 in the corresponding prior year period. Pixar expects that revenue in this area will continue to vary significantly from quarter to quarter due to the sporadic nature of this business and the need to utilize animation services employees on other productions. For example, as occurred with A Bug's Life, Pixar transferred substantially all of its animation services employees to assist in the completion of Toy Story 2. There can be no assurance that Pixar will generate any animation services revenues during periods in which its animation services employees are devoted to feature films or other projects.

     Film revenue for the quarter ended October 2, 1999 was $77.3 million compared with $1.3 million in the corresponding prior year period. Film revenue for the nine months ended October 2, 1999 was $91.2 million compared with $8.2 million in the corresponding prior year period. Under the Co-Production Agreement, Pixar and Disney share equally in the profits of A Bug's Life after Disney recovers its distribution costs and its distribution fee. Therefore, Pixar's film revenue of $91.2 for the nine months ended October 2, 1999 resulted primarily from A Bug's Life domestic home video revenue, theatrical revenues from A Bug's Life, and related merchandise, offset by Disney's distribution costs and its distribution fee. Distribution costs reported to date primarily include worldwide theatrical distribution costs, and the majority of domestic home video distribution costs. Pixar's film revenue for the three months ended October 2, 1999 of $77.3 million was derived primarily from domestic home video sales of A Bug's Life, offset by Disney's distribution costs and fees. Also included in film revenue for the three and nine months ended October 2, 1999 was revenue from Toy Story, primarily from related merchandising, of $3.5 million and $4.1 million, respectively. Film revenue of $1.3 million for the three months ended September 26, 1998 primarily represented proceeds from Toy Story merchandise sales. Film revenue of $8.2 million for the nine months ended September 26, 1998 consisted of proceeds from Toy Story television airings, merchandise and home video sales.

     Patent licensing revenue of $120,000 for the nine months ended September 26, 1998 consisted primarily of purchase credits related to an agreement with Silicon Graphics, Inc. ("SGI"). As of the end of 1998, Pixar had used substantially all of the related credits and does not expect patent licensing revenue to be generated on an on-going basis.

     For the three and nine months ended October 2, 1999, Disney accounted for 98% and 95%, respectively, of Pixar's total revenue. The revenue from Disney consisted primarily of film revenue. Due to the Co-Production Agreement, Disney is expected to continue to represent significantly in excess of 10% of Pixar's revenue in 1999 and for the foreseeable future. A portion of the Disney revenue for the quarter was included in receivables and represented 71% of the balance at October 2, 1999. For the three and nine months ended September 26, 1998, Disney accounted for 70% and 79%, respectively, of Pixar's total revenue, primarily from film and animation services revenue.

  Cost of Revenue

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package Pixar's software products, as well as amortization of purchased technology. Cost of software revenue includes no amortization of capitalized software development expenses. Cost of software revenue as a percentage of the related revenue was 8% and 12% for the three and nine months ended October 2, 1999, compared to 25% and 16% for the three and nine month corresponding prior year periods. The percentage decrease for the nine months ended October 2, 1999 was due to increased revenue and a decrease in amortization of purchased technology associated with the June 1998 acquisition of Physical Effects, Inc. ("PEI"). Approximately $2.7 million of the PEI purchase price was assigned to purchased technology, which PEI licensed to a third party. As a result of the ongoing amortization of this purchased technology, it is likely that Pixar's total software gross profit will be substantially lower during the next few years as compared to software gross profit prior to the acquisition. In addition, if Pixar determines that the license revenue generated by the purchased technology will be lower than expected and that all or part of the purchased technology asset may not be recoverable, Pixar would, at that point, be required to write off all or a significant portion of the unamortized purchased technology.

     Cost of animation services revenue consists of production costs, which include salaries, benefits, facility expenses and department overhead costs. Cost of animation services revenue as a percentage of related revenue increased to 67% for the nine months ended October 2, 1999 from 22% in the prior year period. Animation services projects are negotiated individually and depending on the complexity of the project, profit margins vary significantly from project to project.

     Cost of film revenue represents amortization of capitalized film costs associated with A Bug's Life and represented 29% of A Bug's Life revenue in the three and nine months ended October 2, 1999. See "Capitalized Film Production Costs." Due to higher than expected Toy Story film revenue, which resulted in Pixar's amortizing all Toy Story related film costs by December 31, 1997, there was no cost of revenue associated with the Toy Story revenue for the nine months ended October 2, 1999 or September 26, 1998.

     Under the agreement between Pixar and Disney that governs Toy Story, all payments to Pixar from Disney for Pixar's efforts in the development and production of Toy Story were recorded as cost reimbursements, which offset most of Pixar's related costs. Since Pixar co-finances production costs under the terms of the Co-Production Agreement, amortized film production costs for A Bug's Life and future feature films will be significantly higher, and the related gross profit margins will be substantially lower than those achieved on Toy Story.

     There is no cost of revenue associated with patent licensing revenue.

  Operating Expenses

     Total operating expenses for the three and nine months ended October 2, 1999 increased as compared to the prior year, and Pixar intends to continue to increase its spending levels in a number of areas. As a result of competition for animators, creative personnel, technical directors and certain administrative personnel, Pixar has had to pay higher salaries to attract new creative, technical and other personnel, and compensation for such personnel may continue to increase. In addition, Pixar expects increases in systems and facilities costs and to expand other operations.

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

     Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product and for Pixar's proprietary Marionette and Ringmaster animation software, for production management software, for short film projects, for creative development efforts and for other projects. Research and development expenses increased 72% to $1.6 million in the three months ended October 2, 1999 from $928,000 in the corresponding prior year period and increased 56% to $4.3 million in the nine months ended October 2, 1999 from $2.7 million in the corresponding prior year period. The increases are due to Pixar's continued investment in proprietary technology, short film development projects, and creative development. Pixar is now spending an increasing amount of time and dedicating certain key resources to developing creative concepts for future films. Such very early stage concept development is expensed as incurred.

     Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support software sales and complement film activities. Sales and marketing expenses increased by 9% to $338,000 for the three months ended October 2, 1999 from $311,000 in the corresponding prior year period and increased 3% to $989,000 for the nine months ended October 2, 1999 from $963,000 in the corresponding prior year period.

     General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased 2% to $1.8 million for the three months ended October 2, 1999 from $1.7 million in the corresponding prior year period and decreased 11% to $4.7 million for the nine months ended October 2, 1999 from $5.3 million in the corresponding prior year period. Pixar expects general and administrative expenses to increase in future periods as Pixar incurs additional costs to expand its administrative staff and facilities.

  Other Income, Net

     Other income, net consists primarily of interest income on Pixar's short-term investments. Other income, net was $1.9 million and $5.6 million for the three and nine months ended October 2, 1999, respectively, and $1.9 million and $6.5 million for the three and nine months ended September 26, 1998, respectively. The decrease is primarily due to a decline in Pixar's average cash and short-term investment balances.

  Income Taxes

     Income tax expense from continuing operations for the nine months ended October 2, 1999 reflects Pixar's federal and state income tax liability after recognition of a non-recurring tax benefit recorded in the second quarter of 1999. This one-time adjustment reflected Pixar's sufficient confidence in anticipated revenue from A Bug's Life such that Pixar will realize the benefit of certain tax assets. Pixar's tax rate for the three months ended October 2, 1999 was 42%, reflecting its expected statutory rate, and the combined rate for the nine months ended October 2, 1999 was 40%.

  Results of Discontinued Operations

     Pixar determined in March 1997 to discontinue its business of producing CD-ROM and other interactive products and redirected all employees in that division to film and related projects within Pixar. Pixar recorded income from discontinued operations of $80,000 and $374,000, net of income taxes, for the nine months ended October 2, 1999 and September 26,1998, respectively. This income is due to royalty income received from the Toy Story CD-ROM products. Pixar does not expect to receive significant CD-ROM royalty income in future periods, if any.

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

DEPENDENCE ON TOY STORY, A BUG'S LIFE, TOY STORY 2 AND MONSTERS, INC.

  DEPENDENCE ON A BUG'S LIFE FOR THE BALANCE OF 1999 AND THE FIRST HALF OF 2000

     For the balance of 1999 and the first half of 2000, Pixar's revenue and operating results will be largely dependent upon (1) Pixar's share of revenue from foreign home video sales of A Bug's Life and to a lesser extent from domestic home video sales of A Bug's Life and related merchandise, (2) residual revenues from Toy Story, if any, and (3) Pixar's software and animation services revenue, from which Pixar expects limited revenue.

  A Bug's Life Revenue

     A Bug's Life was released in November 1998, and for the three and nine months ended October 2, 1999, Pixar received a significant share of film revenues. Under the Co-Production Agreement, Pixar and Disney share equally in the profits of A Bug's Life after Disney recovers its distribution costs and its distribution fee. Correspondingly, Pixar's film revenue for the nine months ended October 2, 1999 resulted primarily from the domestic and foreign theatrical revenues from A Bug's Life (most of which have already been reported by Disney), domestic home video revenue and related merchandise licensing, offset by Disney's distribution costs and its distribution fee. Distribution costs reported to date include the majority of worldwide theatrical marketing and distribution costs, and the majority of Disney's costs to distribute A Bug's Life on home video in the United States. While A Bug's Life has done extremely well in its theatrical release, earlier this year Disney reported general softness in its domestic home video sales and worldwide merchandise licensing as compared to levels associated with many of its previous blockbuster animated feature films. In addition, Pixar believes that A Bug's Life faced an unusually high number of competing films released during the 1998 holiday season, such as, Antz, The Rugrats Movie and Prince of Egypt, and that the related home video and/or merchandise sales from these films have adversely impacted sales of A Bug's Life products. As a result, Pixar continues to expect that worldwide revenues associated with A Bug's Life home video sales and merchandise licensing could be adversely impacted by these factors.

     For the remainder of 1999 and the first half of 2000, Pixar expects to be significantly dependent upon the success of A Bug's Life. Because most revenues from the worldwide theatrical release of A Bug's Life have been reported by Disney, sources of future revenues primarily include foreign home video sales, any remaining domestic home video sales, and any future merchandise royalties, all of which must be substantial in order for the film to generate significant revenues. Revenue from any future television airings of A Bug's Life is not expected until a few years after release of the film, at the earliest. Moreover, potential future revenues will be offset by future distribution costs, which primarily include marketing costs for the foreign home video release, video cost of goods, remaining distribution costs for the international theatrical release of A Bug's Life, Disney's distribution fee based on film-related revenues, and other distribution costs such as residuals. It is difficult to predict the amount and timing of Pixar's future revenues from A Bug's Life, particularly in the last quarter of 1999 and the first half of 2000, because of the many variables involved. Such variables include the timing of related product releases, as determined by Disney, and the amount and timing of related revenue and distribution cost flows. For example, the timing of release of A Bug's Life video in foreign countries is particularly uncertain since the video is released in various countries over the course of six months or more. All decisions regarding its international release are made by Disney and such decisions are subject to change. It is possible, in any given quarter or quarters for the remainder of 1999 and in 2000 that Pixar will not recognize sufficient revenue from A Bug's Life to generate significant earnings.

  Toy Story Revenue

     Pixar has already recognized the vast majority of revenue it expects to receive from Toy Story. While Pixar may receive minor amounts of revenue in subsequent periods, Pixar does not expect to recognize any further significant revenue from Toy Story. Based on terms of the Feature Film Agreement, future film revenue from Toy Story, if any, will be received from Disney on a semi-annual basis (March and September) going forward.

  Software Revenue

     As a result of Pixar's shift in focus to products sold for their content, Pixar has reduced emphasis on the commercialization of software products. Pixar is not increasing the time and resources necessary to generate higher RenderMan licensing revenues; therefore, Pixar expects that revenue from the licensing of RenderMan will remain flat or possibly decline. In addition, from the acquisition date of PEI on June 16, 1998, through October 2, 1999, Pixar has received lower license revenue than expected related to the purchased technology associated with the acquisition. If future license revenue continues to be lower than originally estimated, Pixar may be required to write off all or a significant portion of the unamortized purchased technology.

  RISK ASSOCIATED WITH A BUG'S LIFE

     Under the Co-Production Agreement, Pixar shares with Disney the production costs of A Bug's Life. These costs were initially capitalized as film production costs under SFAS No. 53, and Pixar is amortizing these costs over the expected revenue stream as Pixar recognizes revenue from the film. The amount of film costs that will be amortized each quarter will depend on how much future revenue Pixar expects to receive from A Bug's Life. Although A Bug's Life has achieved substantial domestic and foreign box office success and has done well in its domestic home video release, the home video has not been substantially released in foreign markets, nor have any significant foreign home video proceeds been received by Pixar. It is difficult to predict how much additional revenue will be derived from merchandise sales and from television airings of A Bug's Life. In addition, Pixar believes that the amount spent by Disney for marketing and distribution, particularly for distribution of the home video, will continue to be significant. In any given quarter, if Pixar's forecast changes with respect to total revenue from A Bug's Life, and becomes lower than was previously forecasted, Pixar would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins from A Bug's Life would adversely impact Pixar's business, operating results, and financial condition.

  DEPENDENCE ON TOY STORY 2 AND MONSTERS, INC.

     Pixar expects to receive the majority of the proceeds from A Bug's Life by the end of 2000. In addition, while Toy Story 2 is scheduled for release on November 24, 1999, Pixar does not expect to recognize any revenue from Toy Story 2 until six to twelve months after its release. Therefore, Pixar is unlikely to recognize any revenue from Toy Story 2 until the second half of 2000. Beyond 2000, Pixar expects to be largely dependent upon the success of Toy Story 2 and Monsters, Inc. (together referred to as the "Current Projects"). Pixar cannot provide any assurances that the Current Projects will be successfully produced and released when targeted. Pixar is currently scheduled to complete production of Monsters, Inc. in 2001. Disney has not formally scheduled the theatrical release of Monsters, Inc., and Pixar cannot provide any assurances as to when the film will be released. Pixar cannot provide any assurances that it will not experience difficulties that could delay or prevent the successful development or production of any of the Current Projects or subsequent animated feature films or related products. If Pixar is unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, its business, operating results and financial condition will be materially adversely affected.

  RISKS ASSOCIATED WITH TOY STORY 2

     It is rare for animated feature films to achieve extraordinary box office success. Pixar believes, based on available information, that there is a reasonable basis to conclude that of the more than 40 animated feature films introduced since 1990, only three films generated domestic box office revenues greater than A Bug's Life and Toy Story, and all of those films were produced and distributed solely by Disney. During at least the last five years, Pixar believes that The Rugrats Movie and The Prince of Egypt are the only fully-animated feature films (other than Toy Story and A Bug's Life) produced or developed by a studio other than Disney that have achieved more than $100 million in domestic box office revenues. Unless Toy Story 2 achieves extraordinary box office success and also achieves success in home video and merchandise sales, Toy Story 2 may not generate significant revenue and operating results.

     As a sequel, there are also risks unique to Toy Story 2. With a theatrical sequel, the story concept and characters are not as novel as the original film. In the vast majority of cases in which a film that achieved domestic box office receipts of greater than $100 million was followed by the release of a sequel, the sequel did not perform as well at the box office as the original. This was the case for sequels to such films as Jurassic Park, Home Alone, Jaws, Batman, Raiders of the Lost Ark, Beverly Hills Cop, Ghostbusters and Back to the Future, among others. In many cases, sequels substantially under-perform the original film. In far fewer cases have sequels performed as well or better than the original blockbuster feature film, and in almost all of these cases, the original feature films and related sequels were action-adventure films, such as Lethal Weapon and Die Hard. Accordingly, Pixar cannot provide any assurances that Toy Story 2 will perform as well as Toy Story at the box office. It is possible that Toy Story 2 will substantially under-perform the original feature film. In addition, fees and participations paid to key talent on Toy Story 2 are substantially greater than for the original film, which together with other increases in production costs will have the effect of increasing the cost of the film when compared to Toy Story.

     As a result of these factors, Toy Story 2 and related products may not generate significant revenue and operating results for Pixar, even if Toy Story 2 is critically acclaimed and achieves substantial, but not extraordinary, box office success.

  RISKS ASSOCIATED WITH PRODUCTION BUDGETS

     Given (1) the escalation in compensation rates of people required to work on the Current Projects, (2) the number of people required to work on the Current Projects, and (3) the equipment needs, the budget for the Current Projects and subsequent films and related products are and will continue to be substantially greater than the budgets for Toy Story and A Bug's Life. Pixar will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, Pixar believes that it is not uncommon for film production spending to exceed film production budgets, and Pixar cannot provide any assurances that any of the Current Projects can be completed within the budgeted amounts. For example, in order to meet the production schedule for Toy Story 2, Pixar reassigned employees from its animation services group and from Monsters, Inc. to Toy Story 2 for the completion of its production, which resulted in a larger production staff than originally anticipated and which generated additional production costs. In addition, when production of each film is completed, if completed, Pixar may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another which, although shared with Disney, are generally treated as film costs which increase overall production budgets and could have a material adverse effect on results of operations and financial condition.

RISKS ASSOCIATED WITH ADEQUACY OF CASH BALANCES

     Pursuant to the Co-Production Agreement, Pixar will co-finance the next four animated feature films that it produces, including Monsters, Inc. Pixar has co-financed Toy Story 2 on the same basis as the other theatrical films. In the future, Pixar may co-finance other derivative works such as sequels and television productions. In addition, Pixar is building a new headquarters and studio facility in Emeryville, California, which is being financed by the use of cash and may continue to be financed by the use of cash. For the foreseeable future, the development and production costs of the Current Projects and the costs of the new Emeryville facility will have a material adverse impact on Pixar's cash and short-term investment balances. As of October 2, 1999, Pixar had approximately $188.5 million in cash and short-term investments. Pixar believes that these funds, along with any further cash received from the release of A Bug's Life, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including the development and production costs of the Current Projects, until cash is received from the future release of additional films. However, even if these films generate cash in future quarters, unless each film is a success such that Pixar recovers on a timely basis its share of the production costs, as well as other operating expenses and capital expenditures, Pixar may be required to seek financing for its ongoing commitments under the Co-Production Agreement and any other requirements of its operations. Pixar may also seek additional financing in connection with the construction of its new facility. See also "-- Liquidity and Capital Resources." The sale of additional equity or convertible debt securities would result in additional dilution to Pixar's shareholders. Moreover, there can be no assurance that Pixar will be successful in obtaining future financing, or even if such financing is available, that it will be obtained on terms favorable to Pixar or on terms providing Pixar with sufficient funds to meet its obligations and objectives. The failure to obtain such financing would have a material adverse effect on Pixar's business, operating results and financial condition.

PIXAR EXPECTS OPERATING RESULTS TO CONTINUE TO FLUCTUATE

     In addition to the factors set forth above, Pixar continues to expect significant fluctuations in future annual and quarterly operating results because of a variety of factors, including the following:

     - the timing of the domestic and international releases of animated feature films,

     - the success of its animated feature films (which can fluctuate significantly from film to film),

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

     - the demand for such related products (which is often a function of the success of the related animated feature film),

     - film production costs,

     - Disney's costs to distribute and promote the feature films and related products,

     - Disney's success at marketing the films and related products,

     - the timing of receipt of proceeds from its animated feature films and related products by Disney,

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

     Moreover, Pixar's operating expenses will continue to be extremely difficult to forecast. Pixar budgets the direct costs of film productions with Disney, and shares such costs equally. Pixar capitalizes its share of these direct costs of film production in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. A substantial portion of all of Pixar's other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of overhead are included in the budgets for the Pictures, and Pixar will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of overhead that is not reimbursed by Disney, Pixar either (1) capitalizes such portion as film production costs, if required under SFAS No. 53, or (2) charges it to operating expense in the period incurred. Since a substantial portion of overhead is related to the Pictures and is, therefore, reimbursed by Disney, and since Pixar capitalizes other amounts in accordance with SFAS No. 53, reported operating expenses for the first nine months of 1999 have not reflected, and future reported operating expenses will not reflect, the true level of spending on the production of animated feature films, related products and overhead.

     Although Pixar was profitable for financial statement purposes, Pixar has not been profitable for federal income tax purposes for each of fiscal 1996, 1997 and 1998 due to additional tax deductible items and the utilization of federal net operating loss carryforwards. Pixar was profitable for state income tax purposes for each of 1996 and 1997, but at levels significantly lower than those reported for financial statement purposes. Pixar maintains a valuation allowance that offsets a portion of its deferred tax asset, given the dependence on the success of A Bug's Life and future films, which continues to be uncertain. In addition, Pixar's effective tax rate increased in 1998 and is likely to return to statutory rates in the 42% range for the remainder of 1999.

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

CAPITALIZED FILM PRODUCTION COSTS

     Pixar had $60.6 million in capitalized film production costs as of October 2, 1999, consisting primarily of costs relating to A Bug's Life, Toy Story 2 and Monsters, Inc., all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments increased by $39.5 million to $188.5 million at October 2, 1999 from $149.0 million at January 2, 1999 due primarily to Pixar's share of A Bug's Life film revenue, offset by film production spending and construction spending on Pixar's new studio facility in Emeryville, California.

     Net cash provided by continuing operations for the nine months ended October 2, 1999 was primarily attributable to net income of $39.6 million, and the non-cash impacts of depreciation and amortization expense, and amortization of capitalized film production costs, totaling $30.5 million. Cash used in investing activities of $97.8 million was due primarily to funding of film production costs of $24.5 million, the purchase of property and equipment of $24.8 million, net of sale proceeds, and investments in short-term securities, net of proceeds from sales, of $48.5 million. Cash provided by financing activities was due to proceeds from the exercise of stock options.

     As of October 2, 1999, Pixar's principal source of liquidity was approximately $188.5 million in cash and short-term investments. Pixar believes that these funds will be sufficient to meet the Company's operating requirements through at least the next twelve months.

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

          Phase 1 -- Inventory: Prepare an inventory of software, hardware, third party services and building systems used by Pixar and determine Year 2000 compliance. For third party software, hardware and services, vendors are contacted and written certification is obtained to verify that such items are Year 2000 compliant. This phase was completed in April 1999. To date, most items in the inventory are either Year 2000 compliant or will be with minor modifications.

          Phase 2 -- Assessment: Determine which of the inventory items identified in Phase 1 are critical or important as they relate to Pixar's business. For third party software, hardware and services that are deemed to be critical or important, Pixar is reviewing the written certification provided by vendors and performing internal testing where possible. This phase was completed in May 1999. To date, Pixar has identified a few non-critical third party systems that are not Year 2000 compliant.

          Phase 3 -- Strategy: Prepare strategies to modify or replace systems that are not Year 2000 compliant. To date, the few items in the inventory that have been identified as not being Year 2000 compliant are software items that can be made compliant by upgrading to the most recent versions of the software. This phase also includes monitoring the Year 2000 compliance programs of third parties whose services have been deemed to be critical to Pixar's business. This phase was completed in August 1999.

          Phase 4 -- Remediation: Initiate remediation strategies. Pixar is planning to upgrade certain of its systems to the most recent versions of the software and most required fixes are underway. This phase is approximately 95% complete, and is anticipated to be complete in November 1999.

          Phase 5 -- Testing: Test and certify all critical and certain important systems where appropriate. Testing schedules have been set for Pixar's financial systems and studio tools. This phase is approximately 95% complete, and is anticipated to be complete in November 1999.

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

     All of Pixar's financial instruments are held for purposes other than trading and are considered "available for sale" per SFAS 115. The table below provides information regarding Pixar's investment portfolio at October 2, 1999. The table presents principal amounts and related weighted average fixed interest rates presented by expected maturity date (dollars in thousands):

                                                      < 1 YEAR    > 1 YEAR     TOTAL
                                                      --------    --------    --------
Available-for-sale securities.......................  $137,862    $45,486     $183,348
Weighted-average interest rate......................      5.46%      5.09%        5.37%

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to the shareholders at Pixar's Annual Meeting of Shareholders held July 23, 1999. Each of these matters was approved by a majority of the shares present at the meeting.

          1. The uncontested election of seven directors to serve a one-year term until their successors are duly elected and qualified. The following is a summary of the nominees and voting results:

                                                      VOTES FOR    VOTES WITHHELD
                                                      ----------   --------------
Steve Jobs..........................................  41,930,065      102,086
Larry W. Sonsini....................................  41,928,983      103,168
Skip M. Brittenham..................................  41,929,777      102,374
Joseph A. Graziano..................................  41,929,836      102,315
Jill E. Barad.......................................  41,929,968      102,183
Edwin E. Catmull....................................  41,929,958      102,193
Lawrence B. Levy....................................  41,923,770      108,381

          2. The ratification of the appointment of KPMG LLP as the independent auditors for the Company for the 1999 fiscal year ending January 1, 2000. Results of the voting included 41,996,473 shares for, 14,791 shares against and 20,887 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.4 Amended and Restated Bylaws, as amended

        27.1 Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by Pixar during the quarter ended October 2, 1999.

ITEMS 1, 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PIXAR

Date: November 16, 1999                   By:        /s/ ANN MATHER
                                            ------------------------------------
                                                        Ann Mather,
                                             Executive Vice President and Chief
                                                     Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer
                                                and Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.1     Financial Data Schedule