Form 10-K405
period 2000-01-01
PIXAR \CA\
filed 2000-03-30
CIK 1002114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2000, there were 47,033,847 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 20, 2000) was approximately $600,848,851. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of Pixar's Annual Report to Shareholders for the year ended January 1, 2000 (the "1999 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 15 through 30 as well as those noted in the documents incorporated herein by reference. Particular attention should be paid to the cautionary language in Risk Factors "-- Dependence on Toy Story 2, A Bug's Life and Toy Story in 2000," "-- Risks Associated with Adequacy of Cash Balances," " -- Risks Associated with Scheduled Successive Release of Films" and "-- Risks Associated with Co-Production Agreement." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Pixar is a leading digital animation studio with the creative, technical and production capabilities to create a new generation of animated feature films and related products. Pixar's objective is to create, develop and produce computer-animated feature films with a new three-dimensional appearance, heartwarming stories and memorable characters that appeal to audiences of all ages. Through the creation of entertaining, enduring and successful films, Pixar seeks to become a leading brand in animated feature films. Pixar's first three films, Toy Story, A Bug's Life and Toy Story 2, were created and produced by Pixar and were marketed and distributed by The Walt Disney Company (along with its subsidiaries hereinafter referred to as "Disney"). Toy Story was released in 1995 and generated over $191 million in domestic box office revenue. Pixar's second animated feature film, A Bug's Life, was released in 1998 and generated over $162 million in domestic box office revenue. Pixar's third and latest animated feature film, Toy Story 2, was released in November 1999 and, as of March 20, 2000 had generated over $241 million in domestic box office revenue, making it the second highest grossing animated feature film of all time. See
"-- Recent Developments."

     In 1997, Pixar extended its existing relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, Pixar agreed to produce, on an exclusive basis, five original computer-animated feature films (the "Pictures") for distribution by Disney. Pixar and Disney agreed to co-finance and co-brand the films and share equally in the profits of each film and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs and fees. The first original film produced under the Co-Production Agreement was A Bug's Life and Pixar will produce four additional original animated feature films under this agreement. As a sequel, Toy Story 2 does not count toward the five original films; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the five original films. See "-- Relationship with Disney -- Co-Production Agreement."

RECENT DEVELOPMENTS

     Release of Toy Story 2. In November 1999, Toy Story 2 was released, and as of March 20, 2000 had generated over $241 million in domestic box office revenue and over $200 million in foreign box office revenue, totaling over $441 million worldwide. Toy Story 2 is now the second highest grossing animated feature film ever released in the U.S. In January 2000, Disney and Pixar re-released the original home video of Toy Story.

     Changes in Management. In March 1999, Lawrence B. Levy resigned from his position as Executive Vice President and Chief Financial Officer. On April 1, 1999, Mr. Levy and Edwin E. Catmull, Pixar's

Executive Vice President and Chief Technical Officer, became members of Pixar's Board of Directors. In September 1999, Ann Mather was appointed Executive Vice President and Chief Financial Officer.

     Buzz Lightyear of Star Command. In the fall of 2000, Pixar and Disney plan to launch a co-branded cel-animated television series called "Buzz Lightyear of Star Command" featuring Toy Story and Toy Story 2's Buzz Lightyear as the main character. Sixty-five episodes will be produced, thirteen of which will air on ABC and the balance will air in syndication. The series will be introduced with three episodes packaged for home video release in advance of the television launch.

BUSINESS MODEL AND PRODUCTS

     Pixar's strategy is to become a leading brand in the development and production of animated feature films and related products, such as soundtracks, toys and other merchandise. Pixar has implemented this strategy through the Co-Production Agreement with Disney.

     Animated Feature Films. Pixar's first computer-animated feature film, Toy Story, was released in November 1995. In November 1998, Pixar released A Bug's Life, its second computer-animated feature film for Disney. A Bug's Life was the first of five original films (the "Pictures") that will be developed and distributed under the new Co-Production Agreement with Disney. In November 1999, Pixar released Toy Story 2, its third computer-animated feature film produced by Pixar for distribution by Disney. While not counting as one of the five original Pictures, Toy Story 2 is subject to the same terms as the five Pictures developed and produced under the Co-Production Agreement. Pixar intends to continue to develop computer-animated feature films for the family entertainment market. In May 1999, Pixar began production of its fourth computer-animated feature film (with the working title "Monsters, Inc."). Monsters, Inc. will count as the second of the five original films to be produced under the Co-Production Agreement. Monsters, Inc. is not expected to be released until late 2001 at the earliest. In 1999, Pixar began story development on its fifth animated feature film, ("Film Five"). Film Five counts as the third original Picture under the Co-Production Agreement and is not expected to be released until 2002 at the earliest. In 1999, Pixar also began concept development on its sixth animated feature film, also governed by the Co-Production Agreement. See "Risk Factors -- Risks Associated with Scheduled Successive Release of Films."

     Home Videos. Toy Story was released by Disney as a home video in October 1996, and re-released in January 2000, and A Bug's Life was released on home video in April 1999. Disney recently announced a new home video and digital video disc (DVD) strategy by which more titles will be available on a year-round basis. The home video release of Toy Story 2 is scheduled for fall 2000. Pixar believes that its future animated feature films will also lend themselves to home video distribution in both domestic and international markets. Distribution of home video versions of the animated feature films developed and produced under the Co-Production Agreement will also be pursuant to the Co-Production Agreement.

     Merchandise and Soundtracks. Pixar believes that the characters and music created in animated feature films lend themselves to opportunities for selling merchandise and soundtracks. For example, merchandise such as children's toys based on stories and characters in A Bug's Life and Toy Story 2 were designed using three-dimensional data from Pixar's digital models. Disney has the rights to distribute merchandise and soundtracks from Toy Story, A Bug's Life, Toy Story 2 and the remaining feature films to be made pursuant to the Co-Production Agreement. Pixar shares in the profits, if any, generated from such sales.

     Short Films. Pixar has developed a number of short films since its inception and continues to invest in developing new short films. In 1997, Pixar created and produced a new short film, Geri's Game. Although the short films have had few commercial opportunities to date, Pixar believes it is an important investment for the development of creative talent and Pixar's computer animation technology. For example, Geri's Game enabled Pixar to further its technology in computer-generated skin and cloth. In addition, such short films provide Pixar with opportunities for valuable publicity and critical acclaim that further establishes the Pixar brand and enhances Pixar's standing in the creative community, which continues to allow us to attract the best talent. For example, in 1998, Geri's Game won an Academy Award for Best Short Film (Animated). In addition, Geri's Game was released theatrically nationwide as the preceding short film to A Bug's Life, and preceding Toy Story 2 was Luxo Jr., Pixar's first ever short film produced in 1986, which earned an Academy Award nomination for Best Short Film (Animated).

     RenderMan. Pixar has been selling its RenderMan software for nearly twelve years. RenderMan has helped visual effects studios create visual effects such as creatures appearing in Star Wars Episode 1: The Phantom Menace, certain dinosaurs in Jurassic Park, the metal cyborg in Terminator 2 and the hoard of horsemen charging over the hill in Mulan. RenderMan runs on Unix-based workstations from Silicon Graphics, Sun Microsystems, Inc. ("Sun"), Digital Equipment Corp. ("Digital Equipment") and on personal computers (PC's) under Linux and Windows NT. Examples of RenderMan customers include movie studios such as Disney, Twentieth Century Fox Film Corporation, Lucasfilm Ltd. through its affiliate Industrial Light and Magic ("ILM"), Sony Pictures Entertainment ("Sony") and Warner Bros. Inc. Customers also include government agencies and universities. The RenderMan ToolKit is sold at a list price of $5,000 per license. Discounts are available for site or multi-use licenses. See
"-- Technology -- RenderMan" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Shareholders.

     Animation Services. Pixar produces short animation projects, primarily derived from Pixar's films, such as the "Tree of Life" which is currently on display at the Animal Kingdom in Disney World, and animation for the advertising of McDonald's Happy Meals which were tied in to A Bug's Life and Toy Story 2. Moreover, Pixar believes that there may continue to be other opportunities to produce short animation projects for Disney in connection with work performed under the Co-Production Agreement and it helps develop awareness of the characters in Pixar's film and helps Disney promote the films. In the past, Pixar produced animated or partially animated television commercials, including commercials for products such as Coca-Cola, Listerine and Gummi-Savers (a LifeSavers product). However, in 1996, Pixar largely discontinued its business of producing commercials in favor of other opportunities

PIXAR COMPUTER ANIMATION PROCESS AND DIGITAL BACK LOT

  Pixar Computer Animation Process

     The development and production of animated feature films is extremely complex and time consuming due to the very large number of frames and intricate detail of each frame. At 24 frames per second, a 94-minute animated feature film such as Toy Story 2 requires approximately 135,000 individual frames. Animation for feature films has traditionally been created through hand-drawn cels, requiring hundreds of people working for two to three years. Although computers have been used to assist in some elements of cel animation during the past several years, most frames are still hand-drawn.

     Pixar believes that its proprietary technology, which allows animators to manipulate hundreds of motion control points within a single character, allows for more intricacy and subtlety of character and personality than traditional two-dimensional cel-based animation. This technology also facilitates the manipulation, editing and re-use of animated images.

     Pixar makes its computer-animated films and other projects in four stages: creative development, pre-production, production and post-production. Because this process is iterative, there is continual reworking of the film. The basic elements of this highly complex process are outlined below.

CREATIVE DEVELOPMENT

                 STORY CONCEPT  TREATMENT  OUTLINE  SCREEN PLAY

     Creative development is an iterative process in which the story and its characters are created and developed. The first step in creative development involves the development of a story concept, which often takes the form of a story summary or outline known as a "treatment." After numerous iterations and research into the story and characters, a first draft of a screenplay is written.

PRE-PRODUCTION

                STORY BOARD  STORY REEL EDITING  VOICE RECORDING

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

PRODUCTION

  Modeling  Layout  Animation  Shading and Lighting  Rendering  Film Recording

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

     In the animation stage, the digitized models are animated, or "brought to life," in three dimensions to create a motion sequence. The next step in completing a scene requires attaching to each object and model, a description of its surface characteristics. These "shaders" describe the pattern, texture, finish and color for every object in the scene. Next, lighting is added by placing digital lights into the scene. In the rendering phase, the renderer takes the modeling, layout, animation, shading and lighting data and, for each frame in the sequence, computes a three-dimensional image of what the scene looks like at that point in time from the point of view of the camera. The final rendering of a single frame takes an average of one to four hours, but a small percentage of more complex frames can take much longer, between 20 and 40 hours each or more. The final rendered digital image is then sent to Pixar's film recorders to be photographed onto film. While film is the primary means of distributing motion pictures to theaters, digital electronic projectors have recently achieved the brightness and high resolution necessary to project movies on theater screens without the use of film. As Pixar's films are produced digitally, they are uniquely suited to this method of presentation. In its November 1999 release, Toy Story 2 was shown digitally in twelve theaters worldwide, making it the first computer-animated feature film to be shown digitally.

POST-PRODUCTION

         Sound Effects Design  Print Musical Score  Sound Mixing  Color
                         Correction  Delivery of Print

     The post-production stage consists of two parallel processes: the picture process and the sound process. In the picture process, images are put on film, the film is sent to a laboratory for color correction and final prints are made. If the film is shown digitally, as was the case in a small number of theaters with Toy Story 2, Pixar transfers the original rendered data for each frame onto a digital image compression device which is then used to project the movie electronically. In the sound process, the sound effects and musical score are added and the final sound is mixed. Pixar's post-production is simpler than post-production in a live-action film, which requires more significant editing. In most live-action films, many hours of film are shot, and the film is then significantly edited and re-edited in the post-production stage to create a feature film. Pixar, like other animation studios, edits the film throughout the entire creative development and production process. Thus post-production involves only final editing.

  Digital Back Lot

     The digital models that Pixar develops to create its animated products may be used again in future films, television commercials and other animation products. The Pixar technical team has developed a proprietary database of thousands of digital models, sets, textures and surface appearances from its short films and commercials. Much like the traditional movie studio's back lot, this digital database allows Pixar animators to retrieve and re-use these items in other productions and as models for merchandise. For example, some of the models that were used to animate Toy Story were re-used in Pixar's two Toy Story CD-ROM titles and were later re-used in Toy Story 2.

CREATIVE DEVELOPMENT GROUP

     Pixar's creative and technical personnel have collaborated since 1986 to produce three-dimensional computer-animated films. The principal objective of Pixar's creative group is to create heartwarming stories with memorable characters that are targeted for family entertainment, utilizing the medium of computer animation. The members of Pixar's creative and technical teams have been nominated for and received a number of awards. In 1986, the short animated film Luxo Jr. earned an Academy Award nomination for Best Short Film (Animated). In 1988, another of Pixar's short films, Tin Toy, became the first computer-animated film to win the Academy Award for Best Short Film (Animated). In 1998, Pixar's most recent animated short film, Geri's Game, also won an Academy Award for Best Short Film (Animated).

     The creative team at Pixar is under the direction of John Lasseter, an Academy Award-winning director and animator, and the Director of Toy Story and A Bug's Life, and Co-director of Toy Story 2. In March 1996, Mr. Lasseter received a Special Achievement Oscar from the Academy of Motion Picture Arts and Sciences for the development and application of techniques that made possible the first feature-length computer-animated film, Toy Story. Pixar has built an entire creative team consisting of highly skilled story artists, animators and other artists highly skilled in the art of animation, especially computer animation. Pixar's story department is responsible for a project's concept, treatment, outline, script, story boards and story reels. The art department is responsible for the visual development of a project, including the design of characters and sets and the color, textures, shading and lighting. It is also quite common for creative contributions to come from the technical group. Along with the story department and the art department, the creative team at Pixar includes animators. Pixar strives to hire animators who have superior acting ability, those able to make characters and inanimate objects come to life and appear as though they have their own thought processes. Pixar's proprietary software tools enable artists unfamiliar with computers to quickly become skilled in the art of three-dimensional animation. All groups work closely together in an iterative process. To encourage collaboration, Pixar has created a cooperative working environment and a non-hierarchical culture whereby each member of the creative team, regardless of position or department, considers the ideas of any other member of the team. See "Risk Factors -- We Depend on Certain Key Employees."

     The success of each animated feature film developed by Pixar will depend in large part upon the Pixar creative team's ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that achieve broad market acceptance. Traditionally, this has been extremely difficult. Disney provided creative assistance throughout the production of Toy Story, A Bug's Life and Toy Story 2, including creative reviews and approvals, and the Co-Production Agreement contemplates that Disney will continue to provide creative assistance to Pixar on feature films and other products made pursuant to that agreement; however, there can be no assurance that Disney will continue to provide assistance to Pixar in the development of creative content for its feature films or related products. In addition, there can be no assurance that voices and other intellectual property rights used in an animated feature film will be available for use in any sequel or other product related to such feature film. For example, Pixar was unable to obtain the rights to use certain voices from Toy Story in the two CD-ROM products based on Toy Story. See "Risk Factors -- We Depend on Successful Development of Appealing Creative Content For Animated Feature Films and Related Products."

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

     Marionette. Marionette is Pixar's software system for modeling, animation and lighting for computer animation. Marionette is the primary software tool of every animator and technical director at Pixar. In contrast to many commercially available animation systems, which are designed to address product design, corporate logo graphics or cinematic special effects, Marionette has been designed and optimized for character modeling and animation. Marionette is portable across many of the standard Unix workstations, including those from Silicon Graphics and Sun. Pixar has also ported Marionette to IBM and Hewlett-Packard workstations for hardware evaluation purposes.

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

     A key component of Ringmaster is a distributed rendering system for managing the huge quantity of images and data that must be rendered to create Pixar's products. Pixar does its rendering on an array of powerful Unix processors, which are dedicated to rendering 24 hours a day. These machines, which Pixar calls the RenderFarm, are connected via a local area network. To achieve the desired quality level, the average time to render a single frame at film resolution is between one and four hours. Since an animated feature film contains well over 100,000 frames, each of which may be rendered several times in the production process, Pixar typically has a large number of frames to render at any given time. To manage this process, Ringmaster coordinates and schedules all the processors in the RenderFarm. Ringmaster includes a compositing system and also maintains an array of disk drives as a central data repository for the digital image files generated by the rendering and compositing steps of the production process. Finally, Ringmaster controls the filming phase of production and is responsible for backing up shots for archival purposes.

     RenderMan. RenderMan is a rendering software system for high quality photo-realistic image synthesis that Pixar uses internally and also licenses to third parties. Today, RenderMan is used by many major film studios and special effects firms. Examples of projects which have used RenderMan include Star Wars Episode 1: The Phantom Menace, Mulan, Apollo 13, Jurassic Park and Terminator 2. By licensing RenderMan to film studios, visual effects houses, commercial production facilities and other computer animation companies, Pixar believes that RenderMan has been established as a de facto industry standard for high quality rendering.

     RenderMan was designed to be easily portable. It runs on a wide variety of Unix workstations, including those from Silicon Graphics, Sun and Digital Equipment and on PC's under Linux and Windows NT platforms.

RELATIONSHIP WITH DISNEY

     A critical component of Pixar's objective to become a leading brand in the animated feature film market is to secure strong promotion, marketing and distribution of its films and related products. Pixar believes that Disney is the leader in marketing and distribution of animated feature films and related products and one of the industry's most widely recognized brand names. Consequently, in 1997 Pixar extended its existing relationship with Disney by entering into the Co-Production Agreement. This arrangement allows Pixar to focus on the story and other creative and production elements of making animated feature films while utilizing Disney's significant promotion, marketing and distribution capabilities.

  Prior Agreements

     Pixar's relationship with Disney dates to 1986, when Pixar and Disney entered into a joint technical development effort that resulted in the Computer Animated Production System ("CAPS"), a production system owned and used by Disney in certain of its two-dimensional cel-based animated feature films. Disney first used CAPS for The Rescuers Down Under and has continued to use it for all of its subsequent animated feature films, such as The Lion King and Tarzan. In 1992, certain employees of Pixar and Disney were jointly awarded an Academy Award for Scientific and Engineering Achievement for CAPS.

     In May 1991, Pixar entered into the Feature Film Agreement with Walt Disney Pictures, a wholly-owned subsidiary of Disney, which provided for the development, production and distribution of up to three feature-length motion pictures (the "Feature Film Agreement"). It is pursuant to the Feature Film Agreement that Toy Story was developed, produced and distributed. In August 1995, Pixar entered into a non-exclusive CD-ROM development and publishing agreement with Disney Interactive, Inc., a wholly-owned subsidiary of Disney, for the development, production and distribution of CD-ROM titles based on Toy Story (the "CD-ROM Agreement"). It is pursuant to the CD-ROM Agreement that two Toy Story CD-ROM products were developed, produced and distributed. Both the Feature Film Agreement and the CD-ROM Agreement were superseded by the Co-Production Agreement, except as discussed below.

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

     Overview. On February 24, 1997, Pixar and Disney entered into the Co-Production Agreement pursuant to which Pixar, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar and Disney agreed to Co-finance the production costs of the Pictures, Co-own the Pictures (with Disney having exclusive distribution and exploitation rights), Co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which are financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that Pixar produces each Picture and that Disney controls all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. The first original Picture under the Co-Production Agreement was A Bug's Life, which was released in November 1998. The second original Picture governed by the Co-Production Agreement will be Monsters, Inc., which is scheduled for release in late 2001. Toy Story 2, the theatrical sequel to Toy Story, was released in November 1999, and is also governed by the Co-Production Agreement, although it does not count towards the five original pictures. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, Pixar will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. Pixar will not share in any theme park revenues generated as a result of the Pictures.

     Production. The Co-Production Agreement provides a mechanism for Pixar's submission and the mutual selection of treatments that will be developed and produced as Pictures. After the selection of a treatment, Pixar generally controls the production of each Picture. Disney is entitled to designate a representative at Pixar to monitor the production and production costs of the Pictures.

     Financing of Development and Production. Pixar and Disney equally share all production costs. Production costs are defined in the Co-Production Agreement to mean all costs and expenses incurred by Pixar directly related to or fairly allocable to the creation, development, pre-production, production, post-production and delivery to Disney of the Pictures. Production costs include, among other things, all carrying costs incurred by Pixar for retention of employees for production purposes and the overhead attendant thereto, the costs of all treatments prepared by Pixar for submission to Disney, all costs of computer hardware and software used to develop the Pictures, and fair allocations of all costs and expenses of Pixar associated with or benefiting the Picture, including research and development, general and administrative and overhead expenses. The Co-Production Agreement provides mechanisms for Disney and Pixar to agree upon the budgets for treatments, development and production of each Picture. Pixar may not exceed production budgets (which may be revised with mutual approval) without Disney's written approval, subject to certain limited exceptions.

     Distribution. Disney has control over all decisions relating to, and is solely responsible for financing the costs and expenses of, the marketing, promotion, publicity, advertising and distribution of each Picture, subject to certain requirements. Disney is to consult with Pixar regarding all such major marketing and distribution decisions, and Pixar is entitled to designate a representative to monitor marketing and distribution of the Pictures. Provided, in general, that Disney has agreed on the treatment to be developed into each Picture, Disney has committed to initially release each Picture within certain windows and not to release other Disney family films during certain windows. Further, each Picture is to be distributed and marketed under the Walt Disney Pictures brand (or the then current Disney brand for premiere Disney movies) and is to be distributed and marketed by Disney in all markets and media and on a worldwide basis in a manner similar to that in which Disney then currently distributes and markets its premiere animated movies. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and Pixar will experience a delay in the receipt of cash proceeds from such films and products until after Disney recovers such costs.

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

     Derivative Works. Subject to certain exceptions, Disney and Pixar have mutual control of the decision to develop, produce or otherwise exploit any derivative works (or to transfer or license any rights to exploit any derivative works) during the term of the Co-Production Agreement or thereafter. Derivative works include theatrical sequels such as Toy Story 2, made-for-home video sequels, television productions, interactive media products and other derivative works as more specifically provided in the Co-Production Agreement (collectively, "Derivative Works"). Except in certain very limited circumstances, in the event of a disagreement over whether to proceed with a Derivative Work, Disney's decision governs. Pixar is to be given the option to co-finance and produce, or to participate on a passive financial basis with respect to, a Derivative Work that is (1) a theatrical motion picture, (2) a made-for-home video production, (3) a television production , (4) location-based entertainment which uses unique characters or other elements from any of the Pictures or Toy Story as its primary theme, or (5) an interactive product such as CD-ROMs, DVDs, video games and arcade games (collectively, "Interactive Products").

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

     A Derivative Work that is a theatrical motion picture would not count towards the five Pictures to be produced under the Co-Production Agreement. Accordingly, Toy Story 2 does not count as one of the five Pictures to be produced. However, under the Co-Production Agreement, all provisions applicable to the original five Pictures apply to Toy Story 2 as well.

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

     Exclusivity. Pixar has agreed not to release or authorize the release of any feature-length animated theatrical motion picture produced by Pixar, other than the Pictures and Derivative Works produced by Pixar under the Co-Production Agreement, until twelve months from delivery of the fifth Picture under the Co-Production Agreement. Pixar has further agreed that it will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after Pixar has delivered the third Picture to Disney under the Co-Production Agreement. Pixar has also agreed that it will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that Pixar proposes to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind Pixar under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature-length animated and computer-animated theatrical motion pictures itself or enter into similar agreements with third parties. See "-- Competition."

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

     Effect on Prior Agreements. All Derivative Works based on Toy Story, including Toy Story 2, are to be governed by the Co-Production Agreement and not the original Feature Film Agreement or the CD-ROM Agreement. The original Feature Film Agreement now applies only to the rights and obligations of Disney and Pixar relating to the financial participation in, and the production and distribution of, the theatrical motion picture Toy Story and the financial participation in certain Merchandise related to Toy Story (unless gross receipts in any given month exceed a certain amount, in which case they will be subject to the Co-Production Agreement), and otherwise has no further force or effect. The original CD-ROM Agreement remains in full force and effect with respect to the first and second CD-ROM products developed under that agreement, but otherwise has no force or effect.

COMPETITION

     Pixar experiences intense competition with respect to animated feature films, animation products and software.

     Movie Studios. Pixar's animated feature films compete and will continue to compete with feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG ("DreamWorks") (which continues to expressly target the animated film market), Warner Bros. Inc., Sony Pictures Entertainment ("Sony"), Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Lucasfilm Ltd. ("Lucasfilm"), Universal Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

     In 1998 and 1999, competition significantly intensified in the animated feature film market. Family-oriented animated feature films released in 1998 and 1999 included the following:

     Released in 1998:

      - Quest for Camelot by Warner Bros.,

      - The Rugrats Movie by Paramount,

      - Prince of Egypt by DreamWorks, and

      - Antz, a fully computer-animated movie by DreamWorks with its affiliate Pacific Data Images ("PDI").

     Released in 1999:

      - Pokemon: The First Movie by Warner Bros.,

      - Tarzan by Disney, and

      - Iron Giant by Warner Bros.

     In 1998, while the release of A Bug's Life was extremely successful, achieving domestic box office revenues exceeding $162 million, Antz, The Rugrats Movie and Prince of Egypt achieved domestic box office revenues of over $91 million, $100 million and $98 million, respectively. These three films were released during or near the 1998 holiday season and directly competed with A Bug's Life. Each of these films was more successful than any preceding animated feature film not released by Disney or the combination of Disney and Pixar. In addition, other non-animated family oriented feature films released during the 1998 holiday season, such as Disney's Mighty Joe Young, also generated competition for A Bug's Life.

     The release of Toy Story 2 in 1999 was even more successful than A Bug's Life, with domestic box office revenues currently exceeding $241 million. However, other animated family-oriented feature films released during 1999, such as Pokemon: The First Movie, Tarzan, and Iron Giant, achieved domestic box office revenues of over $85 million, $171 million, and $23 million, respectively. Pixar also experienced competition from a non-animated family-oriented film, Stuart Little, released by Sony during the 1999 holiday season, which combined live action with computer-animated characters. As of March 20, 2000, Stuart Little had generated over $138 million in domestic box office revenue. These films generated box office competition for Toy Story 2, and may continue to compete with Toy Story 2 with respect to related merchandise, home video sales, and other future revenue sources. Pixar expects that a variety of animated feature films may be released in the theaters in the next several years that will directly compete with Monsters, Inc. and Film Five, which are targeted for release in late 2001 and 2002, respectively. Due to a potentially large number of releases in the next several years, it is possible that the market for animated films will become further saturated before we can release Monsters, Inc. and Film Five, which could result in failure of such films to achieve the extraordinary commercial success required for Pixar to profit from such films.

     Pixar's films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance and exhibition outlets. In addition, Pixar competes and will continue to compete with other movie studios for the acquisition of literary properties, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Some of the other movie studios with which Pixar competes have significantly greater financial, marketing and other resources than does Pixar.

     At least three of these movie studios, Disney, DreamWorks and Lucasfilm, have developed their own internal computer animation capability which may be used for special effects in animated films and live action films. For example, DreamWorks (with PDI) successfully produced Antz in 1998, and is currently (with
PDI) developing and producing the animated film Shrek, currently scheduled for release in 2001 and which may compete with Monsters, Inc. In addition, Disney plans to release Dinosaur on May 19, 2000, a film which combines live action backgrounds with computer-animated dinosaurs and special effects. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, Pixar believes that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products. For example, Silicon Graphics Inc.'s Alias/ Wavefront subsidiary licenses "Maya," its next generation three-dimensional software for creating high quality animation and visual effects. Maya incorporates many new features and could be used to make a computer-animated feature film.

     The Co-Production Agreement provides that Pixar will develop and produce five original computer animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history Disney has been a very successful producer of its own animated feature films. Family-oriented motion pictures distributed by Disney or its affiliates are likely to be in the market concurrently with and competing with our animated feature films, such as was the case with the release of Mighty Joe Young during the 1998 holiday season which competed against A Bug's Life. Pixar's contractual arrangement with Disney also presents other risks. See "Risk Factors -- Risks Associated with Co-Production Agreement."

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

     Computer Graphics Special Effects Firms. Pixar also expects to compete with computer graphics special effects firms, including ILM, Rhythm & Hues/VIFX, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with Pixar. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode 1:
The Phantom Menace, and ILM has a royalty-free, paid-up license to use Pixar's RenderMan software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan. Accordingly, Pixar's RenderMan software may not provide Pixar with a competitive advantage. Pixar also competes, or may in the future compete, with the above firms with respect to animation products other than feature films. Pixar believes that the primary competitive factors in the market for three-dimensional computer animation for feature films and other animation products include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Pixar believes that it presently competes favorably with respect to each of these factors.

     Software Publishers. Pixar also experiences intense competition with respect to its RenderMan software product. In particular, Pixar competes with makers of computer graphics imaging and animation software, principally Silicon Graphics (which acquired Wavefront Technologies, Inc. ("Wavefront") and Alias Research, Inc. ("Alias")), MentalImage GMD and Avid Technologies (which distributes the MentalImage product). Silicon Graphics, through its Alias/Wavefront subsidiary licenses "Maya", its three-dimensional software for creating high quality animation and visual effects, are each marketing competing rendering software products, usually at lower prices than Pixar. Silicon Graphics has licensed several of Pixar's patents that cover certain rendering techniques and may therefore be better able to market products that compete with Pixar's RenderMan software. Under appropriate circumstances, Pixar might elect to license its rendering technology patents to other companies, some of which may compete with Pixar. In addition, as PC's become more powerful, software suppliers may also be able to introduce products for PC's that would be competitive with RenderMan in terms of price and performance for professional users. Pixar believes that the primary competitive factors in the market for rendering software include product quality, price/performance, technology, functionality, breadth of features and customer service and support. Pixar believes that it presently competes favorably with respect to each of these factors.

     Pixar expects competition to persist, intensify and increase in each of its business areas in the future. Some of Pixar's current and potential competitors have longer operating histories, larger installed customer bases and significantly greater financial, technical, marketing and other resources than Pixar. There can be no assurance that Pixar will be able to compete successfully against current or future competitors. Such competition could materially adversely affect Pixar's business, operating results or financial condition.

PROPRIETARY RIGHTS

     Pixar's success and ability to compete is dependent in part upon its proprietary technology. While Pixar relies on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect its proprietary rights, Pixar believes that factors such as the technical and creative skills of its personnel are more essential to its success and ability to compete. Pixar currently is the owner of fourteen patents issued in the United States and seven issued in foreign countries. In addition, Pixar has a number of patent applications pending in the United States and in foreign countries. There can be no assurance that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect Pixar's technology. In addition, there can be no assurance that any patents that have been issued to Pixar, or that Pixar may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to Pixar.

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

     One of the risks of the film production business are claims that Pixar's productions infringe the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, Pixar's technology and software may be subject to patent, copyright or other intellectual property claims of third parties. Pixar has received, and is likely to receive in the future, notice of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against Pixar or that any assertions or prosecutions will not materially adversely affect Pixar's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, Pixar would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on Pixar's business, financial condition or results of operations. If any claims or actions are asserted against Pixar, Pixar may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on reasonable terms or at all.

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

     In 1996, Pixar entered into a license agreement with Silicon Graphics whereby Pixar granted to Silicon Graphics and its subsidiaries a non-exclusive license to use certain of Pixar's patents covering techniques for creating computer-generated photo-realistic images. These same patents were licensed to Microsoft Corporation in 1995. These patents relate to pseudo-random point sampling techniques in computer graphics, which are incorporated into Pixar's RenderMan. The license agreements with Silicon Graphics and Microsoft will expire no later than the year 2010. Silicon Graphics and Microsoft may use the licensed technology in rendering products, which compete with Pixar's RenderMan software, which could adversely impact sales of RenderMan.

EMPLOYEES

     As of January 1, 2000 Pixar had a total of 448 employees. Although none of Pixar's employees are represented by a labor union, it is common for animators and actors at film production companies to belong to a union. There can be no assurance that Pixar's employees will not join or form a labor union or that Pixar, for certain purposes, will not be required to become a union signatory. Further, Pixar may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact Pixar's business, financial condition or results of operations. For example, many of the actors who provide voice talent for the Pictures and Derivative Works are members of the Screen Actors Guild. Pixar has not experienced any work stoppages and considers its relations with its employees to be good.

     Pixar's success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially its animators, creative personnel and technical directors. In particular, Pixar is dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Sarah McArthur and Ann Mather. Pixar does not maintain "key person" life insurance for any of its employees. Pixar does have an employment agreement with Mr. Lasseter, who is fundamental to its relationship with Disney. However, this employment agreement does not necessarily assure his services. Pixar believes that it may be particularly difficult to retain its key employees, especially its animators, creative personnel and technical directors, during periods in which it is not developing animated feature films. The loss of the services of any of Messrs. Jobs, Lasseter, or Dr. Catmull, Ms. McArthur, Ms. Mather or of other key employees, especially its animators, creative personnel and technical directors, could have a material adverse effect on Pixar's business, operating results or financial condition.

RISK FACTORS

     The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

DEPENDENCE ON TOY STORY 2, A BUG'S LIFE, AND TOY STORY IN 2000

     In 2000, our revenue and operating results will be largely dependent upon
(1) the amount of our revenues from the domestic and foreign theatrical releases of Toy Story 2, (2) the timing of release of Toy Story 2 on home video in domestic and foreign markets and the amount of related home video revenues, (3) the amount and timing of our revenues from merchandise sales related to Toy Story 2, (4) the amount and timing of our revenue from foreign home video sales of A Bug's Life and to a lesser extent from domestic home video sales of A Bug's Life and related merchandise, (5) the amount of our domestic and international home video revenues from the re-release of Toy Story on home video, and residual revenues from Toy Story, if any, and (6) our limited software revenue.

     DEPENDENCE ON TOY STORY 2 AND A BUG'S LIFE IN 2000

     Toy Story 2 Revenue

     We will be significantly dependent upon the success of Toy Story 2 in 2000. Toy Story 2 was released in November 1999, and has achieved significant box office success, with domestic box office receipts of more than $241 million as of March 20, 2000. In 2000, we expect to see an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and related costs. As a result, we expect to begin to recognize revenues from Toy Story 2 in the first quarter of 2000. While we anticipate this improved ability will allow us to recognize our share of film revenues and costs on a more timely basis, we will remain dependent on the timing and accuracy of the information provided by Disney, as well as on the continuing commercial success of Toy Story 2 throughout 2000.

     In 2000, we expect to recognize the vast majority of revenues from the theatrical release of Toy Story 2 and some revenues from related merchandise sales. In addition, with the release of Toy Story 2 on home video in fall 2000, we expect to recognize a portion of domestic and foreign home video revenues. These future revenues of Toy Story 2 will be offset by associated distribution and marketing costs for worldwide theatrical and home video releases, video cost of goods, Disney's distribution fee based on film-related revenues, and other distribution costs such as talent participations and residuals. Fees and participations paid to key talent on Toy Story 2 are substantially greater than for Toy Story or A Bug's Life, which together with other increases in production costs will have the effect of increasing the cost of the film when compared to Pixar's first two films.

     Toy Story 2 faced significant competition from other family-oriented films released theatrically during the 1999 holiday season, such as Stuart Little and
Pokemon: The First Movie. We believe theatrical proceeds and product sales from these competing films have and may continue to adversely impact proceeds from Toy Story 2.

     A Bug's Life Revenue

     A Bug's Life was released in November 1998, and in 1999 we recognized revenues of $110.3 million, which represents the majority of revenues we expect to recognize over the lifetime of A Bug's Life. Under the Co-Production Agreement, Pixar and Disney share equally in the profits of A Bug's Life after Disney recovers its distribution costs and its distribution fee. Correspondingly, our film revenue in 1999 resulted primarily from the domestic and foreign theatrical revenues from A Bug's Life, related domestic and foreign home video revenue, and related merchandise licensing, offset by Disney's distribution costs and its distribution fee. Distribution costs reported to date include the majority of worldwide theatrical release costs, the majority of Disney's costs to distribute A Bug's Life on home video in the United States, and a portion of the costs to distribute A Bug's Life on home video in foreign markets. We believe that A Bug's Life faced a high number of competing films released during the 1998 holiday season, such as, Antz, The Rugrats Movie and Prince of Egypt, and that the related home video and/or merchandise sales from these films have adversely impacted and may continue to impact sales of A Bug's Life products.

     The majority of revenues we expect to receive from A Bug's Life have already been reported in 1999, including the vast majority of revenues from the worldwide theatrical release of A Bug's Life, the majority of domestic home video revenues, a portion of foreign home video revenues, and related merchandise revenues. Sources of revenues in 2000 primarily include remaining foreign home video sales, any remaining domestic home video sales, possibly some television revenues, and any future merchandise royalties, all of which must be substantial in order for the film to generate significant revenues in 2000. Moreover, potential future revenues will be offset by future distribution costs, which primarily include marketing costs for the foreign home video release, video cost of goods, remaining distribution costs for the international theatrical release of A Bug's Life, Disney's distribution fee based on film-related revenues, and other distribution costs such as residuals.

     Difficulty in Forecasting Toy Story 2 and A Bug's Life Revenues

     It is difficult to forecast the amount and timing of our future revenues from Toy Story 2 and A Bug's Life in 2000. The amount of future revenues depends not only on customer acceptance of the film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category -- home video, merchandise and television being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, toys or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. Disney's strategic distribution decisions also impact the amount of our future revenues. For example, in the first half of 1999, Disney reported general softness in its domestic home video sales and worldwide merchandise licensing as compared to levels associated with many of its previous blockbuster animated feature films. As a result, Disney recently announced a new strategy of releasing animated films on home video year-round, and in special editions in both VHS and DVD formats. However, the relative success of that new strategy is not yet known. For this reason and all of the above reasons, while Toy Story 2 has been a remarkable box office success, it is difficult to predict how successful its home video release will be in 2000 or how successful sales of other follow-on products will be in 2000. Similarly, it is difficult to predict video sales of A Bug's Life in 2000.

     With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While the timing of theatrical releases is typically known well in advance of release, the timing of release of follow-on products is often decided just in advance of release, is subject to change, and is therefore less predictable. For example, it was not until the first quarter of fiscal year 2000 that it was determined that the Toy Story 2 home video would be released in fall 2000. In all product categories, timing of revenues is particularly uncertain with respect to releases in foreign markets, as a foreign product release is often marked by a rollout across many countries over the course of many months. Therefore, the timing of international revenues is inherently more difficult to predict than the timing of domestic revenues. Lastly, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney and other sources to determine revenues and associated costs. Due to these factors, the amount and timing of our future revenues from Toy Story 2 and A Bug's Life are difficult to forecast, and it is possible, in any given quarter or quarters in 2000 that Pixar will not recognize sufficient film revenue to generate significant earnings.

     Risks Associated with Toy Story 2 and A Bug's Life

     Under the Co-Production Agreement, Pixar and Disney share the production costs of Toy Story 2 and A Bug's Life. We initially capitalized our share of these costs as film production costs, under Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. Our policy is to amortize these costs over the expected revenue streams as we recognize revenues from the associated films. The amount of film costs that will be amortized each quarter will depend on how much future revenue Pixar expects to receive from Toy Story 2 and A Bug's Life. Although Toy Story 2 has achieved substantial domestic and foreign box office success, we believe that the amount spent by Disney for marketing and distribution has been and will continue to be significant. It is possible that total revenue generated in all markets by Toy Story 2 may not generate significant revenue and operating results for us in any given quarter in 2000, even though Toy Story 2 is critically acclaimed and has achieved worldwide box office success. With respect to A Bug's Life, it is difficult to predict how much additional revenue will be derived from home video and merchandise sales and from television airings. In any given quarter, if our forecast changes with respect to total revenue from Toy Story 2 or A Bug's Life, and becomes lower than was previously forecasted, we would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins would adversely impact our business, operating results, and financial condition. See "-- Risks Associated with Co-Production Agreement -- Dependence on Disney for Distribution and Promotion of Feature Films and Related Products," "-- Risks Associated with the Motion Picture Industry," and "Business -- Relationship with Disney. " See also
Note 4 of Notes to Financial Statements in the 1999 Annual Report to
Shareholders.

     TOY STORY REVENUE

     We have already recognized the majority of the revenue we expect to receive from Toy Story. Disney re-released the original Toy Story home video in January 2000. Other than potential revenue from any additional worldwide television airings, the re-release of the home video, any additional merchandise sales, and other minor amounts of revenue in subsequent periods, we do not expect to recognize further significant revenue from Toy Story. Based on terms of the Feature Film Agreement, film revenue from Toy Story is now received from Disney on a semi-annual basis (March and September).

     SOFTWARE REVENUE

     We continue to reduce our emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan licensing revenues; therefore, we expect that revenue from the licensing of RenderMan will remain flat or possibly decline. In addition, from the acquisition date of Physical Effects, Inc. ("PEI") in June 1998, through January 1, 2000, we received lower license revenue than expected related to the purchased technology associated with the acquisition. If future license revenue continues to be lower than originally estimated, we may be required to write-off all or a significant portion of the unamortized purchased technology.

     CD-ROM REVENUE

     In March 1997 we discontinued our business of producing CD-ROM products in favor of other opportunities arising, in part, as a result of entering into the Co-Production Agreement. It is unlikely that we will recognize further significant royalty income from these products or from this discontinued operation in 2000 or thereafter.

RISK OF NET LOSSES IN 2001

     We received the majority of anticipated proceeds from A Bug's Life in 1999, and we expect to receive the majority of proceeds from Toy Story 2 by the end of 2000. We will not release a feature film in 2000, and we do not plan to release the next feature film until late 2001. Therefore, in 2001, our revenues will depend on (1) remaining proceeds from the anticipated fall 2000 home video release of Toy Story 2, remaining Toy Story 2 merchandise revenues, and revenues from Toy Story 2 television airings, if any, (2) remaining proceeds, if any, from television airings of A Bug's Life, and any remaining revenue from A Bug's Life home video sales and related merchandise, (3) remaining proceeds from Toy Story merchandise and home video sales, if any, and (4) our other businesses, such as software and animation services, from which we expect limited revenue. Due to the uncertainty of the amount and timing of revenues from Toy Story 2, A Bug's Life, and other sources, we may not receive sufficient proceeds from operations in any given quarter or quarters in 2001 to generate earnings.

RISKS ASSOCIATED WITH MONSTERS, INC. AND FILM FIVE BEYOND 2001

     RISK OF DELAY IN PLANNED RELEASE DATES OF MONSTERS, INC. AND FILM FIVE

     Beyond 2001, we expect to be largely dependent upon the success of Monsters, Inc. and Film Five (together referred to as the "Current Projects"). Although development and/or production of the Current Projects is underway, we cannot provide any assurances that they will be successfully produced and released when scheduled. For example, Monsters, Inc. is currently targeted for release in late 2001. Disney has not formally scheduled the theatrical release of Monsters, Inc., and we cannot provide any assurances as to when the film will be released. We may experience difficulties that could delay or prevent the successful development or production of any of the Current Projects or subsequent animated feature films or related products. If we are unable to produce and develop on a timely basis the Current Projects and subsequent animated feature films and related products that meet with broad market acceptance, our business, operating results and financial condition will be materially adversely affected.

     RISK OF INSUFFICIENT REVENUES GENERATED FROM MONSTERS, INC. AND FILM FIVE

     It is rare for animated feature films to achieve extraordinary box office success. While we have been successful in the release of our first three feature films, this level of success is unusual in the motion picture industry, and our future releases may not achieve similar results. Beyond 2001, we will be dependent on the future success of our Current Projects. Unless Monsters, Inc. and Film Five achieve extraordinary box office success and also achieve success in home video and merchandise sales, they may not generate significant revenue and operating results for us in future years. See "-- Risks Associated with Co-Production Agreement -- Dependence on Disney for Distribution and Promotion of Feature Films and Related Products," "-- Risks Associated with the Motion Picture Industry," and "Business -- Relationship with Disney." See also Note 4 of Notes to Financial Statements in the 1999 Annual Report to Shareholders.

WE EXPECT OUR OPERATING RESULTS TO CONTINUE TO FLUCTUATE

     FLUCTUATIONS IN REVENUE

     We continue to expect significant fluctuations in our future annual and quarterly revenues because of a variety of factors, including the following:

     - the timing of the domestic and international releases of our animated feature films,

     - the success of our animated feature films (which can fluctuate significantly from film to film),

     - the timing of the release of related products into their respective markets (such as home videos, television, and merchandising),

     - the demand for such related products (which is often a function of the success of the related animated feature film),

     - Disney's costs to distribute and promote the feature films and related products,

     - Disney's success at marketing the films and related products,

     - the timing and accuracy of information received from Disney and other sources on which we base estimates of revenue to be recognized from our animated feature films and related products by Disney,

     - the introduction of new feature films or products by our competitors, and

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

     FLUCTUATIONS IN OPERATING EXPENSES

     Increase in Our Operating Expenses and Effective Tax Rate

     Over the last few years, we significantly increased our operating expenses, and we plan to continue to increase our operating expenses to fund greater levels of research and development and to expand operations. Specifically, we expect our spending levels to increase significantly due to (1) continued investment in proprietary software systems, (2) increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, (3) increased costs associated with the expansion of our facilities, and (4) increased investment in creative development. A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 2000. Finally, our annual tax rate increased in 1999 and is likely to increase in 2000 and possibly in future years because we have utilized our remaining net operating loss carryforwards except those which originated as non-qualified employee stock option costs. The realization of tax benefits from non-qualified employee stock option costs will not reduce our effective tax rate in the future.

     Difficulty in Predicting Operating Expenses

     Moreover, our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SFAS No. 53. A substantial portion of all of our other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SFAS No. 53, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SFAS No. 53, our reported operating expenses for 1999 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and overhead.

     Risk Associated with Production Budgets

     Given the (1) escalation in compensation rates of people required to work on the Current Projects, (2) number of personnel required to work on the Current Projects, and (3) equipment needs, the budget for the Current Projects and subsequent films and related products may continue to be greater than the budgets for Toy Story, A Bug's Life, and Toy Story 2. We will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, we believe that it is not uncommon for film production spending to exceed film production budgets, and the Current Projects may not be completed within the budgeted amounts. For example, to meet the production schedule of Toy Story 2, we reassigned employees from other projects, including Monsters, Inc., to complete Toy Story 2. This resulted in a larger production staff than originally anticipated and it increased production costs. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another, which, although shared with Disney, are treated as film costs, which increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

     As a result of the factors discussed above, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and you should not rely on our annual and quarterly results of operations as any indication of future performance. Due to the factors discussed above, it is likely that in some future period our operating results will be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Shareholders.

RISKS ASSOCIATED WITH ADEQUACY OF CASH BALANCES

     Pursuant to the Co-Production Agreement, we co-financed A Bug's Life and Toy Story 2 and will co-finance the next four original animated feature films which we produce, including Monsters, Inc. and Film Five. In the future, we may co-finance other derivative works such as sequels, interactive products and television productions. In addition, we are constructing a new studio and headquarters facility in Emeryville, California, which is being financed by the use of our cash and may continue to be financed by the use of our cash. The development and production costs of Monsters, Inc., Film Five and costs of the new Emeryville facility may have an adverse impact on our cash and short-term investment balances. As of January 1, 2000, we had approximately $194.9 million in cash and short-term investments. We believe that these funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the development and production costs of Monsters, Inc. and Film Five, until we begin receiving cash from the release of Toy Story 2 and any remaining proceeds from A Bug's Life. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the 1999 Annual Report to Shareholders. To date, we have chosen to use our existing cash resources to fund construction costs and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives. If we fail to obtain such financing, it would have a material adverse effect on our business, operating results and financial condition.

RISKS ASSOCIATED WITH SCHEDULED SUCCESSIVE RELEASES OF FILMS

     In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Monsters, Inc., which is currently targeted for release in late 2001, and Film Five, which is currently targeted for release in 2002. We have only produced three prior feature films to date and have limited experience with respect to producing animated feature films in parallel. We have been required, and will continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled release of these two feature films. This period of rapid growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that Monsters, Inc. or Film Five will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. For example, to meet the production schedule of A Bug's Life, we reassigned employees from other projects, including Toy Story 2, to A Bug's Life. Similarly, to meet the production schedule of Toy Story 2, we reassigned employees from other projects, including Monsters, Inc., to Toy Story 2. In addition, John Lasseter, who was previously providing creative oversight for Toy Story 2 in his role as Executive Vice President, Creative, assumed the role of Co-Director of Toy Story 2 in order to expedite development and production of the film. Using the personnel of future films to meet the immediate deadlines of films nearing release, as we have for both A Bug's Life and Toy Story 2, (and we may have to do for Monsters, Inc.) is likely to have the long term impact of pushing out the targeted release dates of future films, substantially increasing film budgets, and adversely impacting our ability to generate creative concepts for subsequent films on a timely basis.

     While the story treatment and production budget for Monsters, Inc. have been approved pursuant to the Co-Production Agreement, we have not formally agreed with Disney on the timing of its release and we cannot provide any assurances that Disney will agree to release Monsters, Inc. in late 2001 as it is currently targeted. In addition, as Co-Director of Toy Story 2, John Lasseter was focused on Toy Story 2 until its completion in late 1999, and was less available to assist on Monsters, Inc. during its development phase. John Lasseter's availability has been a key ingredient in the successful completion of our prior films. A lack of his availability may adversely impact our ability to release Monsters, Inc. and future films as targeted.

     If we are able to release films in 2001 and 2002, we cannot provide any assurances that we will release our next film in 2003. Due to the strain on our personnel from the effort required for the release of Monsters, Inc. and Film Five and the time required for creative development of a new film, it is possible that we would be unable to release a successive new film in 2003. It is too early to determine the rate at which any future films are to be released, and we cannot provide any assurances that we will release a film in each successive year or in any particular year.

     To continue to accommodate growth, we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvement and maintenance of our accounting system, other internal management systems and backup systems. In addition, this growth and these diversification activities, along with the corresponding increase in the number of our employees and rapidly increasing costs, have resulted in increased responsibility for our management team. We will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage our employees, to integrate them into Pixar and to provide adequate facilities and other resources for them. We cannot provide any assurance we will be successful in accomplishing all of these activities on a timely and cost-effective basis. Any failure to accomplish one or more of these activities on a timely and cost-effective basis would have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH CO-PRODUCTION AGREEMENT

     DEPENDENCE ON DISNEY FOR DISTRIBUTION AND PROMOTION OF FEATURE FILMS AND RELATED PRODUCTS

     The decisions regarding the timing of release of motion pictures and related products and which of Disney's motion pictures and related products will receive extensive promotional support from the studio are important in determining the success of the motion picture and related products. Under the terms of the Co-Production Agreement, we have some general protections with respect to the marketing and distribution of the feature films in the form of commitments by Disney as to release windows, the timing of release of other Disney family films and marketing obligations. However, we ultimately do not control (1) the manner in which Disney distributes our animated feature films and related products, (2) the number of theaters to which Disney distributes our feature films, (3) the specific timing of release of the feature films and related products or (4) the specific amount or quality of promotional support of the feature films and related products and the associated promotional and marketing budgets. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and may enjoy financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, Disney could make certain decisions as to marketing, distribution or promotion of the animated feature films or related products or the marketing and promotion of its own animated or other family films that could have a material adverse effect on our business, operating results or financial condition. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we will experience a delay in the receipt of proceeds from such films and products until after Disney recovers such costs. We are also dependent on Disney for receiving accurate information on a timely basis on which we base estimates to recognize revenue from the animated feature films and related products. If we failed to receive accurate information from Disney, or failed to receive it on a timely basis, it could have a material adverse effect on our business, operating results or financial condition.

     EXCLUSIVITY

     We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than the feature films that we produced under the Co-Production Agreement, until twelve months from our delivery of the fifth original feature film under the Co-Production Agreement. We currently anticipate that we will not deliver the fifth Picture until 2004 at the earliest. We have further agreed that we will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after we have delivered the third original feature film to Disney under the Co-Production Agreement. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties. See "Business -- Competition," and "-- Our Markets Are Highly Competitive."

     FINANCING OF PRODUCTION COSTS

     Under the Co-Production Agreement, unlike the Feature Film Agreement which is applicable to Toy Story, we will continue to co-finance each of the four remaining original animated feature films and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. We co-financed A Bug's Life and Toy Story 2 and are currently co-financing Monsters, Inc. and Film Five under the Co-Production Agreement. Accordingly, unlike the Feature Film Agreement, we will incur significant production costs, which must be offset by proceeds generated by the animated feature films and related products. If the feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely effected.

     RIGHTS TO CHARACTERS AND ELEMENTS RETAINED BY DISNEY

     We share equally with Disney in the profits of each Picture and any related merchandise after Disney recovers certain costs; however, Disney retains the exclusive distribution and exploitation right to all feature films, all characters and story elements of the feature films and all related products we develop under the Co-Production Agreement. Accordingly, except in certain specified circumstances, we are not able to exploit or distribute any of the feature films or characters or elements of any of the feature films or related products developed under the Co-Production Agreement without a license from Disney. We cannot provide any assurances that such a license would be available to us on commercially reasonable terms or at all.

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

     COMPLETION OF A MOTION PICTURE SUBJECT TO UNCERTAINTIES AND FINANCIAL RISKS

     The production, completion and distribution of motion pictures is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competitive films. We are concurrently developing and producing two animated feature films, Monsters, Inc. and Film Five, which compounds these uncertainties and jeopardizes the successful, timely and cost-effective production and completion of each film. Under the Co-Production Agreement, we have increased our financial involvement in the production costs of motion pictures, which subjects us to substantial financial risks relating to the production, completion and release of the motion pictures. In addition, a significant amount of time will elapse between our expenditure of funds and our receipt of proceeds from the animated feature films.

WE DEPEND ON SUCCESSFUL DEVELOPMENT OF APPEALING CREATIVE CONTENT FOR ANIMATED FEATURE FILMS AND RELATED PRODUCTS

     The success of each of our animated feature films will depend in large part upon our creative team's ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that achieve broad market acceptance. Traditionally, this has been extremely difficult. Disney provided creative assistance throughout the production of Toy Story, A Bug's Life, and Toy Story 2. Although the Co-Production Agreement contemplates that Disney will continue to provide creative assistance on feature films and other products made pursuant to that agreement, we cannot provide any assurances that Disney will continue to provide us with assistance in the development of creative content for our feature films or related products. We cannot provide any assurances that voices and other intellectual property rights used in an animated feature film will be available for use in any derivative product related to such feature film. For example, we were unable to obtain the rights to use certain voices from Toy Story in the two CD-ROM products based on Toy Story. See "Business -- Creative Development Group."

OUR MARKETS ARE HIGHLY COMPETITIVE

     We experience intense competition with respect to animated feature films, animation products and software.

     MOVIE STUDIOS

     Our animated feature films compete and will continue to compete with feature films and other family oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG ("DreamWorks") (which continues to expressly target the animated film market), Warner Bros. Inc., Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Sony Pictures Entertainment ("Sony"), Lucasfilm Ltd. ("Lucasfilm"), Universal Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

     In 1998 and 1999, competition significantly intensified in the animated feature film market. Family-oriented animated feature films released in 1998 and 1999 included the following:

     Released in 1998:

      - Quest for Camelot by Warner Bros.,

      - The Rugrats Movie by Paramount,

      - Prince of Egypt by DreamWorks, and

      - Antz, a fully computer-animated movie by DreamWorks with its affiliate Pacific Data Images ("PDI").

     Released in 1999:

      - Pokemon: The First Movie by Warner Bros.,

      - Tarzan by Disney, and

      - Iron Giant by Warner Bros.

     In 1998, while the release of A Bug's Life was extremely successful, achieving domestic box office revenues exceeding $162 million, Antz, The Rugrats Movie and Prince of Egypt achieved domestic box office revenues of over $91 million, $100 million and $98 million, respectively. These three films were released during or near the 1998 holiday season and directly competed with A Bug's Life. Each of these films was more successful than any preceding animated feature film not released by Disney or the combination of Disney and

Pixar. In addition, other non-animated family oriented feature films released during the 1998 holiday season, such as Disney's Mighty Joe Young, also generated competition for A Bug's Life.

     The release of Toy Story 2 in 1999 was even more successful than A Bug's Life, with domestic box office revenues currently exceeding $241 million. However, other animated family-oriented feature films released during 1999, such as Pokemon: The First Movie, Tarzan, and Iron Giant, achieved domestic box office revenues of over $85 million, $171 million, and $23 million, respectively. We also experienced competition from a non-animated family-oriented film, Stuart Little, released by Sony during the 1999 holiday season, which combined live action with computer-animated characters. As of March 20, 2000, Stuart Little had generated over $138 million in domestic box office revenue. These films generated box office competition for Toy Story 2, and may continue to compete with Toy Story 2 with respect to related merchandise, home video sales, and other future revenue sources. We expect that a variety of animated feature films may be released in the theaters in the next several years that will directly compete with Monsters, Inc. and Film Five, which are targeted for release in late 2001 and 2002, respectively. Due to a potentially large number of releases in the next several years, it is possible that the market for animated films will become further saturated before we can release Monsters, Inc. and Film Five, which could result in failure of such films to achieve the extraordinary commercial success required for us to profit from such films.

     Our films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance and exhibition outlets. In addition, we compete and will continue to compete with other movie studios for the acquisition of literary properties, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Some of the other movie studios with which we compete have significantly greater financial, marketing and other resources than we do.

     At least three of these movie studios, Disney, DreamWorks and Lucasfilm, have developed their own internal computer animation capability which may be used for special effects in animated films and live action films. For example, DreamWorks (with PDI) successfully produced Antz in 1998, and is currently (with
PDI) developing and producing the animated film Shrek, currently scheduled for release in 2001 and which may compete with Monsters, Inc. In addition, Disney plans to release Dinosaur on May 19, 2000, a film which combines live action backgrounds with computer-animated dinosaurs and special effects. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, we believe that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer animated feature films or other products. For example, Silicon Graphics Inc.'s Alias/ Wavefront subsidiary licenses "Maya," its next generation three-dimensional software for creating high quality animation and visual effects. Maya incorporates many new features and could be used to make a computer animated feature film.

     The Co-Production Agreement provides that we will develop and produce five original computer animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, Disney has been by far the most successful producer of animated feature films. Family-oriented motion pictures distributed by Disney or its affiliates are likely to be in the market concurrently with and competing with our animated feature films, such as was the case with the release of Mighty Joe Young during the 1998 holiday season which competed against A Bug's Life. Our contractual arrangement with Disney also presents other risks. See "Risk Factors -- Risks Associated with Co-Production Agreement."

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

     COMPUTER GRAPHICS SPECIAL EFFECTS FIRMS

     We also expect to compete with computer graphics special effects firms, including ILM, Rhythm & Hues/VIFX, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer animated feature films for movie studios that we compete with. For example, ILM has already created and produced significant three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode 1: The Phantom Menace, and ILM has a royalty-free, paid-up license to use our RenderMan software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan. Accordingly, our RenderMan software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films. We believe that the primary competitive factors in the market for three-dimensional computer animation for feature films and other animation products include creative content and talent, product quality, technology, access to distribution channels and marketing resources. We believe that we presently compete favorably with respect to each of these factors.

     SOFTWARE PUBLISHERS

     We also experience intense competition with respect to our RenderMan software product. In particular, we compete with makers of computer graphics imaging and animation software, principally Silicon Graphics (which acquired Wavefront Technologies, Inc. ("Wavefront") and Alias Research, Inc. ("Alias")), MentalImage GMD and Avid Technologies (which distributes the MentalImage product). MentalImage and Silicon Graphics, through its Alias/Wavefront subsidiary, are each marketing competing rendering software products, usually at prices that are lower than ours. Silicon Graphics has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC's become more powerful, software suppliers may also be able to introduce products for PC's that would be competitive with RenderMan in terms of price and performance for professional users. We believe that the primary competitive factors in the market for rendering software include product quality, price/performance, technology, functionality, breadth of features and customer service and support. We believe that we presently compete favorably with respect to each of these factors.

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

WE HAVE A LIMITED OPERATING HISTORY

     Until 1996, we had generated recurring revenue primarily from the license of our RenderMan software, amounts we received under software development contracts and fees for animated television commercial development. However, we continue to expect to generate a substantial majority of our future revenue from the development and production of animated feature films and related products, as we have since 1996. We have, to date, developed and produced only three animated feature films, Toy Story, A Bug's Life, and Toy Story 2, and only two related products (both CD-ROM titles, which we no longer intend to produce). Accordingly, we have only a limited operating history in implementing our business model upon which an evaluation of Pixar and our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a business enterprise, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

WE DEPEND ON CERTAIN KEY EMPLOYEES

     Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Ann Mather, and Sarah McArthur. We do not maintain "key person" life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who is fundamental to Pixar's relationship with Disney. However, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. We believe that it may be particularly difficult to retain our key employees, especially our animators, creative personnel and technical directors, during periods in which we are not developing animated feature films. The loss of the services of any of Messrs. Jobs, Lasseter, or Catmull, Ms. Mather, Ms. McArthur or of other key employees, especially our animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition. Although none of our employees is represented by a labor union, it is common for animators and actors at film production companies to belong to a union. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. There can be no assurance that our employees will not join or form a labor union, or that we will not be directly or indirectly impacted by industry related work stoppages or that we, for certain purposes, will not be required to become a union signatory. See
"Business -- Employees" and "Management -- Directors and Executive Officers of the Company."

OUR CHIEF EXECUTIVE OFFICER HAS DIVIDED RESPONSIBILITIES

     Pixar's Chief Executive Officer and Chairman, Steve Jobs, is also Chief Executive Officer at Apple Computer, Inc. ("Apple"). Although Mr. Jobs spends time at Pixar and is active in our management, he does not devote his full time and resources to Pixar.

WE NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL TO BE SUCCESSFUL

     Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for quality animators, creative personnel and technical directors is especially intense because the entertainment market has significantly expanded over the past several years. If we were unable to hire, assimilate and retain qualified personnel in the future, particularly animators, creative personnel and technical directors, such inability would have a material adverse effect on our business, operating results and financial condition. See
"Business -- Employees" and "Management -- Executive Officers of the Company."

WE FACE DISTRIBUTION RISKS

     Disney is required to distribute the remaining four animated feature films to be produced pursuant to the Co-Production Agreement. Distribution of a motion picture generally involves domestic and foreign licensing for (1) theatrical exhibition, (2) home video, (3) presentation on television, including pay, basic cable and syndication, (4) non-theatrical exhibition, which includes airlines, hotels and armed forces facilities and (5) marketing of other rights of the picture, which may include merchandising, such as CD-ROM titles, toys and soundtrack recordings. Although the Co-Production Agreement provides us with some protection, we cannot provide any assurances that the feature films made under the Co-Production Agreement will be distributed through all of these outlets. For example, Disney has traditionally not made its animated feature films available on pay television other than the Disney Channel or on network television other than ABC, an affiliate of Disney. See "Business -- Business Model and Products."

WE DEPEND ON PROPRIETARY TECHNOLOGY AND COMPUTER SYSTEMS FOR TIMELY AND SUCCESSFUL DEVELOPMENT OF FEATURE FILMS AND RELATED PRODUCTS

     We cannot provide any assurances that we will not experience difficulties that could delay or prevent the successful development or production of future animated feature films or other related products. Among other things, because we are dependent upon a large base of software and a large number of computers for the development and production of our animated feature films and related products, an error or defect in the software, a failure in the hardware or a failure of the backup facilities could result in a significant delay in one or more productions in process which, in turn, could result in potentially significant delays in the release dates of our feature films or other products. For example, early in 1998 we experienced a failure of our backup systems for Toy Story 2 which resulted in substantial effort to restore data and a loss of certain data, but which did not have a material impact on the schedule for production or release of Toy Story 2. However, significant delays in production and significant delays in release dates could have a material adverse effect on our business, operating results or financial condition. Further, because we rely mostly on internally developed software, we would not be able to rely upon assistance from third parties in the event that the software fails. See "Business -- Technology."

ONE SHAREHOLDER OWNS A LARGE PERCENTAGE OF OUR STOCK

     Pixar's Chief Executive Officer, Steve Jobs, beneficially owns approximately 63.8% of the outstanding Common Stock as of March 20, 2000. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

RISK OF SUBSTANTIAL ADDITIONAL COSTS RELATED TO FACILITIES EXPANSION

     At January 1, 2000, we had incurred capital expenditures of approximately $54.2 million to purchase and begin development of approximately 15 acres of land in Emeryville, California to build a new headquarters and studio facility. To complete the construction of the facility, we currently expect to incur capital expenditures of approximately $34.2 million in 2000. Due to changes in construction, design and/or other specifications, which may or may not be at the discretion of management and are often difficult to predict, we cannot provide any assurances that construction of the new studio facility can be completed within these specified amounts. On March 16, 2000, Pixar purchased an existing building on 1.76 acres in Emeryville for $7.6 million. While it was purchased for potential future expansion, the building will serve as a rental property, is occupied by commercial tenants and is expected to generate rental income. To date, we have chosen to use our existing cash resources to fund facility-related costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available on terms reasonably acceptable to us or at all. See "-- Liquidity Risks" and "Properties" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the 1999 Annual Report to Shareholders.

WE DEPEND ON TECHNOLOGICAL ADVANCEMENT TO BE SUCCESSFUL

     Substantially all of our revenues have been derived, and substantially all of our future revenues are expected to be derived, from the use and license of our proprietary technologies. We expect that we will be required to enhance these technologies and to develop new technologies in order to be successful in our industry and in the licensing of our RenderMan software. We cannot provide any assurances that we will be successful in enhancing our existing technologies or in developing and utilizing new technologies, or that competitors will not develop technology that is equivalent or superior to our technologies or that makes our technologies obsolete. If we are unable to develop enhancements to our existing technologies or new technologies as required, our business, operating results or financial condition could be materially adversely affected. See "Business -- Technology" and "Business -- Competition -- Movie Studios."

WE DEPEND ON PROPRIETARY RIGHTS

     NO ASSURANCE THAT EFFORTS TO PROTECT PROPRIETARY TECHNOLOGIES WILL SUCCEED

     Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently own fourteen patents issued in the United States and seven issued in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. See "Business -- Proprietary Rights."

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

     RISK OF INFRINGEMENT CLAIMS

     One of the risks of the film production business is the possibility of claims that our productions infringe the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, our technology and software may be subject to patent, copyright or other intellectual property claims of third parties. We have received, and are likely to receive in the future, notice of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all. See "Business -- Proprietary Rights."

    NO ASSURANCE THAT THIRD PARTY TECHNOLOGY LICENSES WILL CONTINUE TO BE AVAILABLE

     We also rely on certain technology that we license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays in feature film releases or product releases until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product releases could materially adversely affect our business, operating results and financial condition. See
"Business -- Proprietary Rights."

POSSIBLE VOLATILITY OF SHARE PRICE AND RISK OF LITIGATION

     The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, or other events or factors. For example, since January 2, 1999, our Common Stock has closed as low as $33.50 and as high as $50 per share. Moreover, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of such companies. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition. See "Market for Registrant's Common Stock and Related Shareholder Matters."

ITEM 2. PROPERTIES

     Pixar leases approximately 128,000 square feet of office space in Richmond, California. The related leases expire on various dates ranging from September 2000 to July 2002.

     As of January 1, 2000, Pixar had incurred total capital expenditures of approximately $54.2 million to purchase and begin construction on approximately 15 acres of land in Emeryville, California for a new headquarters and studio facility. Pixar expects to incur capital expenditures of approximately $34.2 million in 2000 to complete the project. Pixar's current expectation is to move into the new facility in fall 2000. On March 16, 2000, Pixar purchased an existing building on 1.76 acres in Emeryville for $7.6 million. While it was purchased for potential future expansion, the building will serve as a rental property, is occupied by commercial tenants and is expected to generate rental income. To date, Pixar has chosen to use its existing cash resources to fund facility-related costs. Pixar may continue to use its cash resources for such expenditures, or may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. See "Risk Factors -- Risk of Substantial Additional Costs Related to Facilities Expansion" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the 1999 Annual Report to Shareholders.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in claims arising in the ordinary course of business. We believe these matters will be resolved without material adverse effect on our financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of Pixar and their ages as of March 20, 2000 are as follows:

             NAME                AGE                              POSITION
             ----                ---                              --------
Steve Jobs.....................  45    Chairman and Chief Executive Officer
Edwin E. Catmull...............  54    Executive Vice President and Chief Technical Officer
Ann Mather.....................  39    Executive Vice President, Chief Financial Officer and Secretary
John Lasseter..................  43    Executive Vice President, Creative Development
Sarah McArthur.................  43    Executive Vice President, Production

     Pixar's executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of Pixar. There is no family relationship between any executive officer or director of Pixar.

     Mr. Jobs is a co-founder of Pixar and has served as its Chairman since March 1991 and as its Chief Executive Officer since 1986. He has been a director of Pixar since 1986. In addition, Mr. Jobs currently serves as Chief Executive Officer and as a member of the Board of Directors of Apple Computer, Inc. ("Apple"). Mr. Jobs was also a co-founder of NeXT Software, Inc. ("NeXT"), which developed and marketed object-oriented software for client/server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple. Mr. Jobs then served as an advisor on a limited basis, then interim Chief Executive Officer to Apple until assuming his current role as Chief Executive Officer of Apple.

     Dr. Catmull is a co-founder of Pixar and has served as Executive Vice President and Chief Technical Officer since June 1995. From March 1991 to February 1995, he served as President, from November 1988 to March 1991 he served as Chairman and from February 1986 to November 1988 he served as President. Prior to joining Pixar, he was Vice President of the Computer Division of Lucasfilm. Dr. Catmull received the Scientific and Engineering Award from The Academy of Motion Picture Arts and Sciences in 1992 and also received the SIGGRAPH Coons Award for lifetime contributions in 1993. Dr. Catmull is a member of the Scientific and Technical Awards Committee of The Academy of Motion Picture Arts and Sciences. Dr. Catmull received B.S. degrees in computer science and physics and a Ph.D. in computer science from the University of Utah.

     Ms. Mather has served as Executive Vice President and Chief Financial Officer since September 1999. Ms. Mather has served as Secretary of Pixar since October 1999. Prior to joining Pixar, she was Executive Vice President and Chief Financial Officer of Village Roadshow Pictures. From 1992 to 1999, Ms. Mather held various executive positions at The Walt Disney Company including Senior Vice President of Finance and Administration of its Buena Vista International Theatrical Division (the division that markets and distributes all of Disney's theatrical films outside of the U.S. and Canada). From 1991 to 1992, she was the European Controller for Alico, a division of AIG, Inc. From 1989 to 1991, she was Director of Finance for Polo Ralph Lauren Europe and from 1984 to 1988, Ms. Mather was at Paramount Pictures Corporation where she held various executive positions in London, Amsterdam and New York. Ms. Mather is a graduate of Cambridge University in England and is a chartered public accountant.

     Mr. Lasseter has served as Vice President, Creative Development since August 1991 and was promoted to Executive Vice President, Creative Development on February 4, 1999. Mr. Lasseter was Co-Director of Toy Story 2 in addition to serving as creative head of Pixar's other films and projects. Mr. Lasseter joined Pixar in February 1986 as Animator/Director. From 1984 to 1986, he was an animator at Lucasfilm and from 1979 to 1984, he worked as an animator at The Walt Disney Company. For his work in directing Toy Story, Mr. Lasseter received an Academy Award in 1996 for Special Achievement, and for his work in directing Tin Toy, Mr. Lasseter received an Academy Award in 1988 for Best Short Film (Animated). Mr. Lasseter received a B.F.A. degree in film from the California Institute of the Arts.

     Ms. McArthur has served as Vice President, Production since May 1997 and was promoted to Executive Vice President, Production on February 4, 1999. Ms. McArthur oversees all Pixar production teams and manages all aspects of making the films. From 1989 to April 1997, Ms. McArthur worked at The Walt Disney Company, where she was most recently Vice President of Production for Disney Feature Animation, overseeing the production of feature animation films in Disney's Burbank, Florida and Paris studios. During Ms. McArthur's eight years at Disney, she was the Production Manager on The Rescuers Down Under, went on to be the Associate Producer on Beauty and the Beast and an Executive Producer on The Lion King. She was appointed Director of Production in late 1991 and promoted to Vice President of Production in 1994. Prior to working at Disney, Ms. McArthur worked at the Mark Taper Forum as their Production Manager of special projects. Ms. McArthur earned her B.A. degree in Theatre from the University of California, Santa Barbara, and she attended Carnegie-Mellon University's M.F.A. program in Theater Arts.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Pixar's Common Stock trades on The Nasdaq Stock Market's Nasdaq National Market under the trading symbol "PIXR." The following table sets forth the high and low sale prices per share of Pixar's Common Stock for the periods indicated.

                                                                HIGH          LOW
                                                              ---------    ---------
1998
  First Quarter.............................................  $38          $20 1/4
  Second Quarter............................................  $65 5/8      $33 3/4
  Third Quarter.............................................  $66          $27 1/2
  Fourth Quarter............................................  $53 3/4      $31
1999
  First Quarter.............................................  $45          $36 1/16
  Second Quarter............................................  $49 3/4      $33 5/8
  Third Quarter.............................................  $49 7/8      $33 1/2
  Fourth Quarter............................................  $50          $35 3/8
2000
  First Quarter (through March 20, 2000)....................  $39 7/8      $35 7/16

     As of March 20, 2000, Pixar had approximately 2,928 shareholders of record. The price for the Common Stock as of the close of business on March 20, 2000 was $37.4375 per share. Pixar has never paid any cash dividends on its Common Stock. Pixar intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" in the 1999 Annual Report to Shareholders and has been filed as an exhibit to this Annual Report on Form 10-K.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Shareholders and has been filed as an exhibit to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the section entitled "Financial Statements and Selected Financial Data" in the 1999 Annual Report to Shareholders and has been filed as an exhibit to this Annual Report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

     The members of Pixar's Board of Directors as of March 20, 2000 are as follows:

                  NAME                    AGE                   POSITION WITH PIXAR
                  ----                    ---                   -------------------
Steve Jobs..............................  45    Chairman and Chief Executive Officer
Jill E. Barad...........................  48    Director
Skip M. Brittenham......................  58    Director
Edwin E. Catmull........................  54    Executive Vice President and Chief Technical Officer
Joseph A. Graziano......................  56    Director
Lawrence B. Levy........................  40    Director
Larry W. Sonsini........................  59    Director

     Mr. Jobs is a co-founder of Pixar and has served as its Chairman since March 1991, as its Chief Executive Officer since February 1986. He has been a director of Pixar since February 1986. In addition, Mr. Jobs is currently Chief Executive Officer and a member of the Board of Directors of Apple Computer, Inc. ("Apple"). Mr. Jobs was also a co-founder of NeXT Software, Inc. ("NeXT"), which developed and marketed object-oriented software for client/server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple. Mr. Jobs then served as an advisor to Apple on a limited basis and served as interim Chief Executive Officer until assuming his current role as Chief Executive Officer at Apple.

     Ms. Barad has served as a director of Pixar since July 1997. She was formerly the Chairman and Chief Executive Officer of Mattel, Inc. from January 1998 to February 2000. From January 1997 to December 1997, she was President and Chief Executive Officer of Mattel, Inc., and from July 1992 until December 1996, she was President and Chief Operating Officer.

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

     Dr. Catmull is a co-founder of Pixar and has served as Executive Vice President and Chief Technical Officer since June 1995. From March 1991 to February 1995, he served as President, from November 1988 to March 1991 he served as Chairman and from February 1986 to November 1988 he served as President. Prior to joining Pixar, he was Vice President of the Computer Division of Lucasfilm. Dr. Catmull received the Scientific and Engineering Award from The Academy of Motion Picture Arts and Sciences in 1992 and also received the SIGGRAPH Coons Award for lifetime contributions in 1993. Dr. Catmull is a member of the Scientific and Technical Awards Committee of The Academy of Motion Picture Arts and Sciences. Dr. Catmull received B.S. degrees in computer science and physics and a Ph.D. in computer science from the University of Utah.

     Mr. Graziano has served as a director of Pixar since August 1995. From June 1989 to December 1995, he was the Executive Vice President and Chief Financial Officer of Apple and was a member of the Board of Directors of Apple from June 1993 until October 1995. From May 1987 to June 1989, Mr. Graziano served as Chief Financial Officer of Sun Microsystems, Inc. and from October 1981 to May 1985 as Chief Financial Officer of Apple. In addition, he has held accounting positions with various technology companies in the Silicon Valley. Mr. Graziano also serves as a director of Carrier Access Corporation, Packeteer, Inc. and Talk City, Inc. Mr. Graziano received a B.S. in accounting from Merrimack College and is a certified public accountant.

     Mr. Levy has served as a director of Pixar since April 1999. In March 2000, Mr. Levy became Chief Financial Officer and a director of myCustoms.com, a start-up in the business of building an online, realtime system for enabling global e-commerce. Mr. Levy served as Executive Vice President and Chief Financial Officer of Pixar from February 1995 to March 1999. Mr. Levy served as Secretary of Pixar from October 1995 to March 1999. Prior to joining Pixar, he was Vice Chairman and Chief Financial Officer of Electronics for Imaging, Inc.
(EFI), a provider of hardware products for the digital color imaging market. Prior to his tenure at EFI, he was head of the Technology Licensing and Distribution Department at the law firm of Wilson Sonsini Goodrich and Rosati. Mr. Levy received a B.S. in business and accounting from Indiana University and a J.D. from Harvard Law school.

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

     Based solely on its review of the copies of such forms received by Pixar and written representations from certain reporting persons that no Forms 5 were required for such persons, Pixar believes that during fiscal 1999 all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders were complied with.

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

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                                                    ------------
                                                           ANNUAL COMPENSATION       SECURITIES
                                                         -----------------------     UNDERLYING
          NAME AND PRINCIPAL POSITION            YEAR    SALARY($)     BONUS($)      OPTIONS(#)
          ---------------------------            ----    ---------    ----------    ------------
Steve Jobs.....................................  1999    $     52     $       --           --
Chairman, Chief Executive Officer                1998          50             --           --
                                                 1997          --             --           --

Edwin E. Catmull...............................  1999     322,596         54,167           --
Executive Vice President, Chief Technical
  Officer                                        1998     295,846             --           --
                                                 1997     208,539             --           --

Ann Mather(1)..................................  1999     124,617        203,600           --
Executive Vice President, Chief Financial
  Officer                                        1998         N/A            N/A          N/A
                                                 1997         N/A            N/A          N/A

John Lasseter..................................  1999     806,726        900,000           --
Executive Vice President, Creative Development   1998     769,315        250,000           --
                                                 1997     625,903      1,250,000      125,000

Sarah McArthur(2)..............................  1999     322,596         54,167           --
Executive Vice President, Production             1998     300,000             --      200,000
                                                 1997     196,148             --      200,000

---------------
(1) Ms. Mather joined Pixar in September 1999.

(2) Ms. McArthur joined Pixar in February 1997.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table shows, as to each of the Named Officers, information concerning stock options granted during fiscal year 1999.

                                       OPTION GRANTS IN FISCAL 1999
                       ------------------------------------------------------------
                       INDIVIDUAL GRANTS
                       ------------------                                             POTENTIAL REALIZABLE VALUE AT
                                               % OF TOTAL                                ASSUMED ANNUAL RATES OF
                           NUMBER OF            OPTIONS                               STOCK PRICE APPRECIATION FOR
                           SECURITIES          GRANTED TO     EXERCISE                       OPTION TERM(4)
                       UNDERLYING OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION   -----------------------------
        NAME               GRANTED(1)        FISCAL YEAR(2)    ($/SH)     DATE(3)          5%              10%
        ----           ------------------    --------------   --------   ----------   -------------   -------------
Steve Jobs...........            --                 --%        $   --          --      $        --     $        --
Edwin E. Catmull.....            --                 --             --          --               --              --
Ann Mather...........       500,000(5)            23.8          33.94      9/7/09       10,671,556      27,043,817
John Lasseter........            --                 --             --          --               --              --
Sarah McArthur.......            --                 --             --          --               --              --

---------------
(1) All options in this table were granted under the 1995 Stock Plan and have exercise prices equal to the fair market value on the date of grant.

(2) Pixar granted options for 2,100,077 shares of Common Stock to employees in fiscal 1999.

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

(5) These options are nonstatutory stock options, which vest over a four-year period at the rate of one-fourth at the end of each year from the vesting start date.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth, for each of the Named Officers, certain information concerning stock options exercised during fiscal 1999, and the number of shares subject to both exercisable and unexercisable stock options as of January 1, 2000. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of Pixar's Common Stock as of January 1, 2000.

   AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL 1999 YEAR-END OPTION
                                     VALUES

                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                      SHARES                     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                    ACQUIRED ON     VALUE      OPTIONS AT FISCAL YEAR END       FISCAL YEAR END($)(1)
                     EXERCISE      REALIZED    ---------------------------   ---------------------------
       NAME             (#)          ($)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
       ----         -----------   ----------   -----------   -------------   -----------   -------------
Steve Jobs........         --     $       --          --             --      $       --     $       --
Edwin E.
  Catmull.........     83,333      2,988,530      66,667             --       2,345,012             --
Ann Mather........         --             --          --        500,000              --        718,750
John Lasseter.....    260,000     10,663,000     353,542         36,458      11,505,893        774,733
Sarah McArthur....     60,000      2,097,188      54,167        270,833       1,225,528      4,402,597

---------------
(1) Market value of underlying securities based on the closing price of Pixar's Common Stock on December 31, 1999 (the last trading day of fiscal 1999) on the Nasdaq National Market of $35.375 minus the exercise price.

EMPLOYMENT AGREEMENTS

     In February 1997, Pixar entered into an employment agreement with John Lasseter that extends until February 23, 2004. Pursuant to the agreement, Mr. Lasseter received a signing bonus of $1,250,000 and was granted additional stock options to purchase 125,000 shares of Pixar's Common Stock which vest over four years. The agreement provides for a current annual salary of $881,837, with 8% annual increases. The agreement also provides for the payment of a bonus (the "Motion Picture Bonus") based upon domestic theatrical box office gross receipts from feature-length animated motion pictures ("Feature Films") directed by Mr. Lasseter. Under the agreement, Mr. Lasseter will direct three Feature Films and has the option to direct certain sequels to Feature Films he directed if Pixar elects to produce such sequels within twelve years after the initial release of the applicable picture. During the term of the agreement, Mr. Lasseter is prohibited from accepting other employment and from becoming financially interested or associated with any entity engaged in a related or competitive business. Pixar can terminate the agreement at any time for any reason. However, if Pixar terminates Mr. Lasseter's employment without cause, Pixar must pay Mr. Lasseter (i) an amount equal to 75% of the balance of the salary Mr. Lasseter would have earned through the remainder of the term of the agreement and (ii) any portion of the Motion Picture Bonus as and if due. In addition, the vesting of Mr. Lasseter's stock options would accelerate so that they would be exercisable in full and Mr. Lasseter could accept employment with any third party.

     In September 1999, Pixar agreed with Ann Mather that in the event that Ms. Mather is terminated for reasons other than cause during her first 24 months of employment, Pixar will pay an amount equal to her then-current monthly salary times the number of months remaining in her first 24 months of employment.

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

     Non-employee directors are eligible to receive option grants pursuant to Pixar's 1995 Director Option Plan (the "Director Plan") which was adopted by the Board of Directors in October 1995, approved by the shareholders in November 1995 and took effect in November 1995. A total of 200,000 shares of Common Stock has been reserved for issuance under the Director Plan. As of March 20, 2000, there were 90,000 options outstanding under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 30,000 shares of Common Stock (the "First Option") to each nonemployee director who first becomes a non-employee director (other than an employee director who ceases to be an employee but remains a director) after the effective date of the Director Plan on the date on which such person first becomes a non-employee director. Beginning on the third anniversary of the date he or she became an outside director, each nonemployee director will automatically be granted an option to purchase 10,000 shares of Common Stock (a "Subsequent Option") each year on the date of such anniversary, provided he or she is then a non-employee director. Each nonemployee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-third of the shares subject to a First Option will vest one year after its date of grant and an additional one-third will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. All of the shares subject to a Subsequent Option will vest one year after the date of the option grant, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of Pixar's Common Stock on the date of the grant of the option. Ms. Barad was granted a First Option in July 1997 at an exercise price of $15.125 per share. Mr. Sonsini was granted Subsequent Options in April 1998 at an exercise price of $43.50 per share and in April 1999 at an exercise price of $40.875 per share. Messrs. Brittenham and Graziano were each granted Subsequent Options in August 1998 at an exercise price of $30.75 per share and in August 1999 at an exercise price of $33.50 per share. Ms. Barad and Mr. Levy, non-employee directors of Pixar, will be eligible for Subsequent Options under the Director Plan on the third anniversary of the dates they became directors. Messrs. Sonsini, Brittenham and Graziano, also non-employee directors, are eligible for Subsequent Options each year on the anniversary of the dates they became directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Pixar's Compensation Committee is currently composed of Ms. Barad and Mr. Graziano. No interlocking relationships exist between any member of Pixar's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Pixar.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of Pixar as of March 20, 2000 for the following: (i) each person who is known by Pixar to own beneficially more than 5% of the outstanding shares of Pixar's Common Stock; (ii) each of Pixar's directors; (iii) each of the Named Officers; and (iv) all directors and executive officers of Pixar as a group.

                                                              NUMBER OF    PERCENT OF
                  NAME OF BENEFICIAL OWNER                    SHARES(1)     TOTAL(1)
                  ------------------------                    ----------   ----------
Steve Jobs..................................................  30,000,001      63.8%
c/o Pixar
1001 West Cutting Boulevard
Richmond, CA 94804
The TCW Group, Inc.(2)......................................   3,025,869       6.4
865 South Figueroa St
Los Angeles, CA 90017
Disney Enterprises, Inc.(3).................................   2,500,100       5.3
500 South Buena Vista Street
Burbank, CA 91521
John Lasseter(4)............................................     774,558       1.6
Edwin E. Catmull(5).........................................     442,800       1.0
Sarah McArthur(6)...........................................      75,000         *
Ann Mather..................................................           0         *
Lawrence B. Levy............................................     192,200         *
Larry W. Sonsini(7).........................................      24,528         *
Skip M. Brittenham(8).......................................      40,000         *
Joseph A. Graziano(9).......................................      40,000         *
Jill E. Barad (10)..........................................      21,000         *
All directors and executive officers as a group
  (10 persons)(11)..........................................  31,610,087      66.3%

---------------
  *  Represents less than 1% of the total.

 (1) Based on 47,033,847 shares outstanding on March 20, 2000. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission ("SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of March 20, 2000 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

 (2) As indicated in the Schedule 13G filed by The TCW Group, Inc. pursuant to the Exchange Act on February 11, 2000.

 (3) As indicated in the Schedule 13D filed by Disney Enterprises, Inc. pursuant to the Exchange Act on April 18, 1997. Includes 1,500,000 shares issuable upon exercise of warrants.

 (4) Includes 363,958 shares subject to options that are exercisable within 60 days of March 20, 2000.

 (5) Includes 66,667 shares subject to options that are exercisable within 60 days of March 20, 2000.

 (6) Includes 75,000 shares subject to options that are exercisable within 60 days of March 20, 2000.

 (7) Includes 20,000 shares subject to options that are exercisable within 60 days of March 20, 2000.

 (8) Includes 40,000 shares subject to options that are exercisable within 60 days of March 20, 2000.

 (9) Includes 40,000 shares subject to options that are exercisable within 60 days of March 20, 2000.

(10) Includes 20,000 shares subject to options that are exercisable within 60 days of March 20, 2000.

(11) Includes 625,625 shares subject to options that are exercisable within 60 days of March 20, 2000.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

    1.   Financial Statements. The following financial statements of Pixar and the Independent Auditors' Report thereon are incorporated by reference to the portions of Pixar's 1999 Annual Report to
         Shareholders filed as Exhibit 13.1 to this Form 10-K:
         Independent Auditors' Report................................
         Balance Sheets as of January 2, 1999 and January 1, 2000....
         Statements of Operations for the years ended December 31,
         1997, January 2, 1999 and January 1, 2000...................
         Statements of Shareholders' Equity for the years ended
         December 31, 1997, January 2, 1999 and January 1, 2000......
         Statements of Cash Flows for the years ended December 31,
         1997, January 2, 1999 and January 1, 2000...................
         Notes to Financial Statements...............................
    2.   Financial Statement Schedule. The following financial statement schedule of Pixar for the years ended December 31, 1997, January 2,
         1999 and January 1, 2000 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of Pixar.
         Independent Auditors' Report on Financial Statement
         Schedule....................................................    S-1
         Schedule II -- Valuation and Qualifying Accounts and
         Reserves....................................................    S-2
         Schedules not listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.
    3.   Exhibits: See Item 14(c) below.

(b) Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter ended January 1, 2000.

(c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(d) Financial Statement Schedules. See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2000.

                                          PIXAR

                                          By:       /s/ ANN MATHER
                                          --------------------------------------
                                          Ann Mather
                                          Executive Vice President and Chief
                                          Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Jobs, Ann Mather and Edwin E. Catmull and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                     /s/ STEVE JOBS                         Chairman of the Board and    March 29, 2000
--------------------------------------------------------     Chief Executive Officer
                       Steve Jobs                         (Principal Executive Officer)

                     /s/ ANN MATHER                       Executive Vice President and   March 29, 2000
--------------------------------------------------------     Chief Financial Officer
                       Ann Mather                           (Principal Financial and
                                                               Accounting Officer)

                   /s/ JILL E. BARAD                                Director             March 29, 2000
--------------------------------------------------------
                     Jill E. Barad

                 /s/ SKIP M. BRITTENHAM                             Director             March 29, 2000
--------------------------------------------------------
                   Skip M. Brittenham

                  /s/ EDWIN E. CATMULL                              Director             March 29, 2000
--------------------------------------------------------
                    Edwin E. Catmull

                 /s/ JOSEPH A. GRAZIANO                             Director             March 29, 2000
--------------------------------------------------------
                   Joseph A. Graziano

                  /s/ LAWRENCE B. LEVY                              Director             March 29, 2000
--------------------------------------------------------
                    Lawrence B. Levy

                  /s/ LARRY W. SONSINI                              Director             March 29, 2000
--------------------------------------------------------
                    Larry W. Sonsini

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders
Pixar:

     Under date of February 2, 2000, we reported on the balance sheets of Pixar as of January 2, 1999 and January 1, 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended January 1, 2000, which are incorporated by reference in the annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of Pixar's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

San Francisco, California
February 2, 2000

                                     PIXAR

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                BALANCE AT                  DEDUCTIONS:
                                                BEGINNING                  WRITE OFFS OF    BALANCE AT
                CLASSIFICATION                   OF YEAR      ADDITIONS      ACCOUNTS       END OF YEAR
                --------------                  ----------    ---------    -------------    -----------
Allowance for returns and doubtful accounts
  Year ended December 31, 1997................     $259         $100           $(102)          $257
                                                   ====         ====           =====           ====
  Year ended January 2, 1999..................     $257         $ --           $ (28)          $229
                                                   ====         ====           =====           ====
  Year ended January 1, 2000..................     $229         $ --           $  (5)          $224
                                                   ====         ====           =====           ====

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
 3.1      Amended and Restated Articles of Incorporation (which is
          incorporated herein by reference to Exhibit 3.3 to the
          Registrant's Form S-1 Registration Statement No. 33-97918).
 3.4      Amended and Restated Bylaws, as amended (which is
          incorporated herein by reference to Exhibit 3.4 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
 4.1      See Exhibit 3.1.
 4.2      See Exhibit 3.4.
 4.5      Specimen Common Stock Certificate (which is incorporated
          herein by reference to Exhibit 4.5 to the Registrant's Form
          S-1 Registration Statement No. 33-97918).
 4.6      Common Stock and Warrant Purchase Agreement between the
          Registrant and Disney Enterprises, Inc. dated as of February
          23, 1997 (which is incorporated herein by reference to
          Exhibit 4.6 to the Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1996).
 4.7      Form of Common Stock Purchase Warrant to be issued to Disney
          Enterprises, Inc. (which is incorporated herein by reference to Exhibit 4.7 to the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1996).
 4.8      Form of Registration Rights Agreement by and between the
          Registrant and Disney Enterprises, Inc. (which is
          incorporated herein by reference to Exhibit 4.8 to the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1996).
10.1*     1995 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1998).
10.2*     1995 Director Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form S-1
          Registration Statement No. 33-97918).
10.3*     Form of Indemnification Agreement entered into between the
          Registrant and each of the executive officers and directors
          (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Form S-1 Registration Statement No.
          33-97918).
10.4      Agreement between the Registrant and Walt Disney Pictures
          dated May 3, 1991, as amended (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's Form S-1
          Registration Statement No. 33-97918).(1)
10.5      Net Office Lease between the Registrant and Point Richmond
          R&D Associates dated February 15, 1990, as amended (which is incorporated herein by reference to Exhibit 10.5 to the
          Registrant's Form S-1 Registration Statement No. 33-97918).
10.6      Patent License Agreement between the Registrant and
          Microsoft Corporation dated June 21, 1995 (which is
          incorporated herein by reference to Exhibit 10.7 to the
          Registrant's Form S-1 Registration Statement No.
          33-97918.(1)
10.7*     Employment Agreement between the Registrant and John
          Lasseter dated February 24, 1997 (which is incorporated
          herein by reference to Exhibit 10.10 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1996).(1)
10.8      Patent License Agreement between the Registrant and Silicon
          Graphics, Inc. dated March 12, 1996 (which is incorporated herein by reference to Exhibit 10.14 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1995).
10.9      Net Office Lease between the Registrant and Point Richmond
          R&D Associates dated November 7, 1995 (which is incorporated herein by reference to Exhibit 10.15 to the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1995).

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
10.10     Co-Production Agreement between the Registrant and Walt
          Disney Pictures and Television dated February 24, 1997
          (which is incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).(1)
10.11     Net Office Lease between the Registrant and Point Richmond
          R&D Associates dated April 1, 1996 (which is incorporated
          herein by reference to Exhibit 10.16 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1996).
10.12     Net Office Lease between the Registrant and Point Richmond
          R&D Associates dated September 12, 1996 (which is
          incorporated herein by reference to Exhibit 10.17 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
10.13     Agreement of Purchase and Sale between the Registrant and
          Del Monte Corporation dated as of September 6, 1996, as
          amended (which is incorporated herein by reference to
          Exhibit 10.19 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997).
10.14     Amendment to the September 12, 1996 Net Office Lease between the Registrant and Point Richmond R&D Associates dated as of
          May 8, 1997 (which is incorporated herein by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1997).
10.15     Net Office Lease between the Registrant and Point Richmond
          R&D Associates dated January 11, 1999 (which is incorporated herein by reference to Exhibit 10.15 to the Registrant's
          Annual Report on Form 10-K for the year ended January 2,
          1999).
13.1      Portions of the Annual Report to Shareholders for the fiscal year ended January 1, 2000, expressly incorporated by
          reference herein.
23.1      Consent of Independent Auditors.
27.1      Financial Data Schedule.

---------------
(1) Documents for which confidential treatment has been granted for certain portions of these exhibits.

 *  Indicates management compensatory plan, contract or arrangement.