Form 10-Q
period 2000-04-01
PIXAR \CA\
filed 2000-05-16
CIK 1002114

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

     The number of shares outstanding of the registrant's Common Stock as of May 10, 2000 was 47,163,243.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     PIXAR

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              APRIL 1,    JANUARY 1,
                                                                2000         2000
                                                              --------    ----------
                                       ASSETS
Cash and cash equivalents...................................  $ 27,257     $ 31,170
Short-term investments......................................   170,341      163,779
Receivables, net............................................    41,636       16,740
Prepaid expenses and other assets...........................     3,025        3,888
Deferred income taxes.......................................    34,533       34,533
Property and equipment, net.................................    77,756       60,266
Capitalized film production costs...........................    55,267       64,529
                                                              --------     --------
          Total assets......................................  $409,815     $374,905
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $  3,968     $    458
Income taxes payable........................................    20,724       12,230
Payable to Disney...........................................       828           --
Accrued liabilities.........................................    11,057       16,475
Unearned revenue............................................     1,530        1,299
                                                              --------     --------
          Total liabilities.................................    38,107       30,462
                                                              --------     --------
Shareholders' equity:
  Preferred stock; no par value; 5,000,000 shares authorized
     and no shares issued and outstanding...................        --           --
  Common stock; no par value; 100,000,000 shares authorized;
     47,069,396 and 46,959,093 shares issued and outstanding
     as of April 1, 2000 and January 1, 2000,
     respectively...........................................   282,159      281,274
Accumulated other comprehensive loss........................      (668)        (660)
Retained earnings...........................................    90,217       63,829
                                                              --------     --------
          Total shareholders' equity........................   371,708      344,443
                                                              --------     --------
          Total liabilities and shareholders' equity........  $409,815     $374,905
                                                              ========     ========

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 QUARTER ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 3,
                                                                2000        1999
                                                              --------    --------
Revenue:
  Software..................................................  $ 2,739      $1,574
  Animation services........................................      333         222
  Film......................................................   57,906       1,645
                                                              -------      ------
          Total revenue.....................................   60,978       3,441
                                                              -------      ------
Cost of revenue:
  Software..................................................      140         298
  Animation services........................................      189         154
  Film......................................................   14,846         272
                                                              -------      ------
          Total cost of revenue.............................   15,175         724
                                                              -------      ------
     Gross profit...........................................   45,803       2,717
                                                              -------      ------
Operating expenses:
  Research and development..................................    1,413       1,346
  Sales and marketing.......................................      390         348
  General and administrative................................    1,816       1,387
                                                              -------      ------
          Total operating expenses..........................    3,619       3,081
                                                              -------      ------
     Income (loss) from continuing operations...............   42,184        (364)
Other income, net...........................................    2,837       1,865
                                                              -------      ------
     Income from continuing operations before income
      taxes.................................................   45,021       1,501
Income tax expense..........................................   18,683         601
                                                              -------      ------
     Net income from continuing operations..................   26,338         900
Income from discontinued operations, net of taxes...........       50          --
                                                              -------      ------
     Net income.............................................  $26,388      $  900
                                                              =======      ======
Basic net income per share from continuing operations.......  $  0.56      $ 0.02
Basic net income per share from discontinued operations.....       --          --
                                                              -------      ------
Basic net income per share..................................  $  0.56      $ 0.02
                                                              -------      ------
Shares used in computing basic net income per share.........   47,005      45,548
                                                              =======      ======
Diluted net income per share from continuing operations.....  $  0.53      $ 0.02
Diluted net income per share from discontinued operations...       --          --
                                                              -------      ------
Diluted net income per share................................  $  0.53      $ 0.02
                                                              =======      ======
Shares used in computing diluted net income per share.......   49,927      51,506
                                                              =======      ======

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  QUARTER ENDED
                                                              ---------------------
                                                              APRIL 1,     APRIL 3,
                                                                2000         1999
                                                              ---------    --------
Cash flows from operating activities:
  Net income................................................  $  26,388    $    900
  Adjustments to reconcile net income to net cash provided
     by (used in) continuing operating activities:
     Discontinued operations................................        (50)         --
     Amortization of deferred compensation..................         --          42
     Depreciation and amortization..........................      1,467       1,728
     Amortization of capitalized film production costs......     14,846         272
     Gain on disposition of equipment.......................         (8)         --
     Changes in operating assets and liabilities:
       Receivables..........................................    (24,896)         61
       Prepaid expenses and other assets....................        743        (478)
       Accounts payable.....................................      3,510        (978)
       Income taxes payable.................................      8,494         733
       Payable to Disney....................................        828      (2,600)
       Accrued liabilities..................................     (5,418)     (2,229)
       Unearned revenue.....................................        231         (51)
                                                              ---------    --------
          Net cash provided by (used in) continuing
            operations......................................     26,135      (2,600)
          Net cash provided by discontinued operations......         50          --
                                                              ---------    --------
          Net cash provided by (used in) operating
            activities......................................     26,185      (2,600)
                                                              ---------    --------
Cash flows from investing activities:
  Purchase of property and equipment and construction
     costs..................................................    (19,227)     (5,298)
  Proceeds from sale of property and equipment..............        398         290
  Proceeds from sale of short-term securities...............    153,613      61,180
  Investments in short-term securities......................   (160,183)    (48,829)
  Capitalized film production costs.........................     (5,584)     (7,366)
                                                              ---------    --------
          Net cash used in investing activities.............    (30,983)        (23)
                                                              ---------    --------
Cash flows from financing activities:
  Proceeds from exercised stock options.....................        885         859
                                                              ---------    --------
          Net cash provided by financing activities.........        885         859
                                                              ---------    --------
Net decrease in cash and cash equivalents...................     (3,913)     (1,764)
Cash and cash equivalents at beginning of period............     31,170      29,557
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  27,257    $ 27,793
                                                              =========    ========
Supplemental disclosure of cash flow information:
          Cash paid during the period for income taxes......  $  10,225    $     --
                                                              =========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
          Credits from patent licensing.....................  $      24    $     --
                                                              =========    ========
          Unrealized loss on investments....................  $      (8)   $   (263)
                                                              =========    ========

                See accompanying notes to financial statements.

                                     PIXAR

                         NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of January 1, 2000 and January 2, 1999, and for each of the years in the three-year period ended January 1, 2000, including notes thereto, incorporated by reference into our Annual Report on Form 10-K for the year ended January 1, 2000.

     The results of operations for the quarter ended April 1, 2000 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 2000 financial statement presentation.

(2) FISCAL YEAR

     Effective for fiscal year 1998, we adopted a 52 or 53-week fiscal year, changing the year end date from December 31 to the Saturday nearest December 31. Fiscal year 2000 will end on December 30, 2000 and will consist of 52 weeks.

(3) NET INCOME PER SHARE

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

     Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                     QUARTER ENDED
                                -------------------------------------------------------
                                      APRIL 1, 2000                 APRIL 3, 1999
                                --------------------------    -------------------------
                                  NET                          NET
                                INCOME     SHARES     EPS     INCOME    SHARES     EPS
                                -------    ------    -----    ------    ------    -----
Basic net income per share....  $26,388    47,005    $0.56     $900     45,548    $0.02
Effect of dilutive shares:
  Warrants/options............       --     2,922                --      5,958
                                -------    ------              ----     ------
Diluted net income per
  share.......................  $26,388    49,927    $0.53     $900     51,506    $0.02
                                =======    ======              ====     ======

(4) FEATURE FILM AND CO-PRODUCTION AGREEMENTS

  Feature Film Agreement

     In 1991, we entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney"), to develop and produce up to three computer-animated feature films (the "Feature Film Agreement"). We were entitled to receive compensation based on the revenue from the distribution of these films and related products. In 1995, we released our first feature film under the terms of the Feature Film Agreement, Toy Story. Based on the individual film forecast method, all significant Toy Story film production costs were fully amortized by the year ended December 31, 1997.

                                     PIXAR

  Co-Production Agreement

     In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which now governs all films made by us since Toy Story. Under the Co-Production Agreement, we agreed, on an exclusive basis, to produce five original computer-animated theatrical motion pictures (the "Pictures") for distribution by Disney. A Bug's Life, released in 1998, and Toy Story 2, released in November 1999, were the first films produced under this agreement. Films in development or production at Pixar as of April 1, 2000, all governed by this agreement, include our fourth film (with the working title "Monsters, Inc."), our fifth film (Film Five) and our sixth film (Film Six). A Bug's Life, Monsters, Inc., Film Five and Film Six count toward the five original Pictures, whereas Toy Story 2 is a derivative work that will not count towards the Pictures. However, under the Co-Production Agreement, all provisions applicable to the Pictures also apply to derivative works such as Toy Story 2. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney's marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that we will produce each Picture and Disney will control decisions relating to film marketing and distribution.

(5) DISCONTINUED OPERATIONS

     In 1997, we determined to discontinue our business of producing CD-ROM and other interactive products. We immediately discontinued these operations and reassigned all employees of this division. Since the measurement date and the disposal date were virtually simultaneous, no income or loss was measured for the intervening period. We had no activity from discontinued operations for the quarter ended April 3, 1999. We recorded income from discontinued operations of $50,000, net of income taxes for the quarter ended April 1, 2000, due to royalty income received for the Toy Story CD-ROM products. We do not expect any significant future CD-ROM royalty income in future periods.

(6) SEGMENT REPORTING

     We adopted the provisions of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Our chief operating decision-maker is considered to be our Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations and we have no foreign operations. Therefore, we operate in a single operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Pixar's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "-- Dependence on Toy Story 2, A Bug's Life and Toy Story in 2000," and "Risks Associated with Adequacy of Cash Balances," as well as those noted in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2000 (the "Form 10-K"). Particular attention should be paid to the cautionary language in the section in the Form 10-K entitled "-- Dependence on Toy Story 2, A Bug's Life and Toy Story in 2000," "-- Risks Associated with Adequacy of Cash Balances," "-- Risks Associated with Scheduled Successive Release of Films" and "-- Risks Associated with Co-Production Agreement." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Our operating performance each quarter is subject to various risks and uncertainties as discussed in our Form 10-K. The following discussion should be read in conjunction with the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. In particular, the factors set forth below in "Risk Factors" could affect our operating results and financial condition.

OVERVIEW

     In February 1997, we entered into the Co-Production Agreement ("Co-Production Agreement") with Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney"), pursuant to which we agreed, on an exclusive basis, to produce five original computer-animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which Disney finances), a distribution fee paid to Disney and any other fees or costs, including participations provided to talent and the like. The Co-Production Agreement generally provides that we will produce each Picture and that Disney will control all decisions relating to marketing, promotion, publicity, advertising and distribution of each Picture. Our second feature film, A Bug's Life, was released in November 1998 and counts as the first original Picture under the Co-Production Agreement. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse us for our share of certain general and administrative costs and certain research and development costs that benefit the productions.

     In November 1999, Toy Story 2, our third animated feature film, was released. As a sequel, Toy Story 2 is a derivative work of the original Toy Story; therefore, it is not counted toward the five original Pictures to be produced under the Co-Production Agreement. However, as a derivative work, Toy Story 2 will be treated as a Picture under the Co-Production Agreement and all the provisions applicable to the five original Pictures apply.

     In May 1999, we began production of our fourth theatrical film with the working title "Monsters, Inc." Also in 1999, we began story development on our fifth animated feature film "Film Five", and concept development on our sixth animated feature film, "Film Six." In fiscal year 2000 we will begin concept development on our seventh animated feature film "Film Seven." These films will be produced and distributed under the Co-Production Agreement and will count as the second, third, fourth and fifth films of the five original films to be produced under the Co-Production Agreement. We do not expect to release Monsters, Inc. until the holiday season in 2001, at the earliest, and Film Five until holiday 2002, at the earliest. Film Six and Seven are currently targeted for release no earlier than the holiday seasons in 2003 and 2004, respectively.

  Target Earnings per Share for Fiscal Year 2000

     We are targeting diluted earnings per share of at least $1.25 for fiscal year 2000. This is forward-looking information and actual results may differ materially. Factors that could cause actual results to differ include but are not limited to: (1) the timing and release of the Toy Story 2 home video in domestic and foreign markets and the timing and amount of related revenues and distribution costs; (2) the timing and amount of Toy Story 2 and A Bug's Life merchandise sales; (3) the timing and amount of revenue and costs from the Buzz Lightyear television series and related home video release; and (4) the amount of our remaining revenues from the foreign theatrical release of Toy Story 2. See "Risk Factors" set forth below for important factors that could cause actual results to differ.

RESULTS OF OPERATIONS

  Revenue

     Total revenue for the three months ended April 1, 2000 was $61.0 million compared to $3.4 million in the same period of the prior year. The increase was primarily due to our share of film revenue from Toy Story 2 and A Bug's Life,and an increase in software revenue.

     Software revenue includes software license revenue, principally from RenderMan, and royalty revenue from licensing Physical Effects, Inc. (PEI) technology to a third party. Software revenue increased to $2.7 million for the three months ended April 1, 2000 from $1.6 million in the corresponding prior year period. The increase in software revenue resulted primarily from a general increase in RenderMan software licensing, and to a lesser extent, from an increase in the royalty revenue from licensing PEI technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate significantly higher RenderMan sales. Therefore, we expect ongoing variability in revenues derived from software licenses and that such revenue will remain flat or possibly decline. All historical and future royalty income associated with our discontinued CD-ROM division is now and will continue to be excluded from software revenue and presented in results of discontinued operations. See "Results of Discontinued Operations."

     Animation services revenue includes revenue generated from short projects related to our feature films. Animation services revenue increased slightly to $333,000 for the three months ended April 1, 2000 from $222,000 in the corresponding prior year period. Pixar expects that revenue in this area will continue to vary significantly from quarter to quarter due to the sporadic nature of this business and the need to utilize animation services employees on other productions. For example, we transferred substantially all of our animation services employees to assist in the completion of both A Bug's Life and Toy Story 2 during peak production periods. There can be no assurance that we will generate any animation services revenue during periods in which animation services employees are devoted to feature films or other projects.

     Film revenue increased to $57.9 million for the three months ended April 1, 2000 from $1.6 million in the corresponding prior year period. Under the Co-Production Agreement, we share equally with Disney in the profits of Toy Story 2 and A Bug's Life after Disney recovers its distribution costs and fees. The information flow between Disney and Pixar has reached a point where we now have the ability to estimate and record our share of film revenue and related costs on a more timely basis. Our film revenue for the three months ended April 1, 2000 resulted primarily from our share of worldwide theatrical revenues and related merchandise from Toy Story 2 of $53.9 million, and to a lesser extent, our share of home video and merchandise revenue from A Bug's Life, of $2.1 million, offset by Disney's distribution costs and fees. Also included in film revenue for the three months ended April 1, 2000, was revenue of $1.9 million from Toy Story, including residual merchandise and home video sales. See "Risk Factors -- Dependence on Toy Story 2, A Bug's Life and Toy Story in 2000."

     For the three months ended April 1, 2000, Disney accounted for 96% of our total revenue. The revenue from Disney consisted of film and animation services revenue. Due to the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2000 and for the foreseeable future. A significant portion of the Disney revenue for the quarter was included in net receivables and represented 94% of the balance at April 1, 2000. For the three months ended April 3, 1999, Disney accounted for 54% of Pixar's total revenue, primarily from film and animation services revenue.

  Cost of Revenue

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, as well as amortization of purchased technology. Cost of software revenue includes no amortization of capitalized software development expenses. Cost of software revenue as a percentage of the related revenue decreased to 5% for the three months ended April 1, 2000 from 19% in the prior year period, primarily due to a significant increase in software and license sales that have low associated costs. Included in cost of software revenue is $120,000 of amortization of purchased technology associated with the acquisition of PEI. Over a period not to exceed four years, we are amortizing this purchased technology against related license revenue. As a result of the ongoing amortization of purchased technology, our total software gross profit may be lower during the next few years as compared to software gross profit prior to the 1998 acquisition. In addition, if we determine that the license revenue generated by the purchased technology will be lower than expected and that all or part of the purchased technology asset may not be recoverable, we would, at that point, be required to write off all or a significant portion of the unamortized purchased technology.

     Cost of animation services revenue consists of production costs, which include salaries, benefits, facility expenses and department overhead costs. Cost of animation services revenue as a percentage of related revenue decreased to 57% for the three months ended April 1, 2000 from 69% in the prior year period. Animation services projects are negotiated individually and depending on the complexity of the project, profit margins vary significantly from project to project.

     Cost of film revenue represents amortization of capitalized film costs. See "Capitalized Film Production Costs." For the three months ended April 1, 2000, cost of film revenue represents amortization of capitalized film costs associated with Toy Story 2 and A Bug's Life, and represented 25.6% of total film revenue. Due to higher than expected Toy Story film revenue, which resulted in our amortizing all Toy Story related film costs by December 31, 1997, there was no cost of revenue associated with the Toy Story revenue. For the three months ended April 3, 1999, cost of film revenue represented amortized costs from A Bug's Life, and was 16.5% of total film revenue.

     Under the Feature Film Agreement all payments we received from Disney for our efforts in the development and production of feature films were recorded as cost reimbursements, and were netted against the related costs. Under the terms of the Co-Production Agreement, in which we co-finance each film production, amortized film production costs for Toy Story 2 and A Bug's Life have been significantly higher, and gross profit margins on these and future films have been and will continue to be substantially lower than those achieved on Toy Story.

  Operating Expenses

     Total operating expenses for the three months ended April 1, 2000 were higher than in the prior year, and we intend to continue to increase our spending levels in a number of areas. With respect to general expense growth, as a result of intense competition for animators, creative personnel, technical directors and certain administrative personnel, we have had to pay higher salaries to attract new creative, technical and other personnel. We expect compensation for such personnel to continue to increase. In 2000, we will continue to expand our creative development staff and facilities and expand other operations. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

     Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product, for our proprietary Marionette and Ringmaster animation and production management software and for creative development of concepts for future films. Research and development expenses totaled $1.4 million and $1.3 million for the three months ended April 1, 2000 and April 3, 1999, respectively. Included in the three months ended April 1, 2000 was a one-time $523,000 adjustment, which reduced our research and development expenses from $1.9 million to $1.4 million. This adjustment was due to an additional reimbursement from Disney under the Co-Production Agreement for certain research and development expenses incurred prior to fiscal year 2000. After allowing for this adjustment, the increase in research and development expenses was due to our continued investment in proprietary technology, short films and creative development. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support the software segment. Sales and marketing expenses increased to $390,000 for the three months ended April 1, 2000 from $348,000 in the prior year period, due to increases in corporate marketing and public relations. We believe that sales and marketing expenses will increase in absolute dollars in future periods, particularly in the areas of public relations and corporate marketing.

     General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $1.8 million for the three months ended April 1, 2000 from $1.4 million in the same period of the prior year. The increase was primarily due to general and administrative staffing and public company costs. We expect general and administrative expenses to further increase in absolute dollars in future periods.

  Other Income, Net

     Other income, net was $2.8 million and $1.9 million for the three months ended April 1, 2000 and April 3, 1999, respectively, consisting primarily of interest income on short-term investments. The increase is primarily due to an increase in our average cash and short-term investment balances during the second half of 1999 and continuing through April 1, 2000.

  Income Taxes

     Income tax expense from continuing operations for the three months ended April 1, 2000 reflects our federal and state income tax liability of 41.5%, consistent with statutory rates. The income tax rate increased for the three months ended April 1, 2000 because in 1999, we utilized our remaining net operating loss carryforwards, except those which originated from the exercise of non-qualified employee stock options. The realization of tax benefits from the exercise of non-qualified employee stock options will reduce the amount of our tax payments and liabilities, but will not reduce our effective tax rate. We expect our tax rate in the future to be at or near 42%, consistent with statutory levels.

  Results of Discontinued Operations

     After the Co-Production Agreement was executed, we determined that the resources devoted to our interactive products division would be better allocated to other projects arising from the Co-Production

Agreement. We determined in March 1997 to discontinue our business of producing CD-ROM and other interactive products and redirected employees in that division to film and related projects. For the three months ended April 1, 2000, we recorded income from discontinued operations of $50,000, net of income taxes, due to royalty income received. We do not expect to receive any significant CD-ROM royalty income in future periods.

RISK FACTORS

     The following is a discussion of certain factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in our Form 10-K under the section entitled "Risk Factors."

DEPENDENCE ON TOY STORY 2, A BUG'S LIFE, AND TOY STORY IN 2000

     In the remaining quarters of 2000, our revenue and operating results will be largely dependent upon (1) the timing of release of Toy Story 2 on home video in domestic and foreign markets and the timing and amount of related home video revenues, (2) the amount and timing of our remaining revenues from merchandise sales related to Toy Story 2, (3) the amount of our remaining revenues, if any, from the foreign theatrical release of Toy Story 2, (4) the amount of remaining revenue from domestic and foreign home video sales of A Bug's Life and related merchandise, (5) the amount of domestic and international home video revenues from the re-release of Toy Story on home video and residual revenues from Toy Story, if any, and (7) our limited software and technology licensing revenue.

DEPENDENCE ON TOY STORY 2 AND A BUG'S LIFE IN 2000

  Toy Story 2 Revenue

     We will continue to be significantly dependent upon the success of Toy Story 2 for the remaining quarters of fiscal year 2000. Toy Story 2, released in November 1999, has achieved significant box office success, with worldwide box office receipts of more than $481 million as of May 8, 2000. In the first quarter of 2000, we began to see an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and related costs. As a result, we recognized revenues from Toy Story 2 of $53.9 million in the first quarter of 2000. While we anticipate this improved ability will continue to allow us to recognize our share of film revenues and costs on a more timely basis, we will remain dependent on the timing and accuracy of the information provided by Disney, as well as on the continuing commercial success of Toy Story 2 throughout the balance of fiscal year 2000.

     We have already recognized in the first quarter of 2000 the vast majority of Toy Story 2 domestic theatrical revenues, and the majority of foreign theatrical revenues, as well as a significant portion of related merchandise licensing. As a result, we do not expect to recognize further significant revenue from Toy Story 2, other than remaining revenues from foreign theatrical and related merchandise sales, until the release of Toy Story 2 on home video in October 2000, when we expect to recognize a portion of domestic and foreign home video revenues. These future revenues of Toy Story 2 will be offset by distribution and marketing costs for its domestic and foreign home video releases, video cost of goods, Disney's distribution fee, and other distribution costs such as talent participation and residuals. Fees and participations paid to key talent on Toy Story 2 are substantially greater than for Toy Story or A Bug's Life, which together with other increases in production costs will have the effect of increasing the cost of the film when compared to our first two films.

  A Bug's Life Revenue

     A Bug's Life was released in November 1998, and to date, we have recognized related revenues of $112.4 million. Under the Co-Production Agreement, Pixar and Disney share equally in the profits of A Bug's Life after Disney recovers its distribution fee and its marketing and distribution costs. Correspondingly, our film revenue to date has resulted primarily from the domestic and foreign theatrical revenues from A Bug's Life, related domestic and foreign home video revenue, and related merchandise licensing, offset by Disney's distribution costs and its distribution fee. Distribution costs include worldwide theatrical release costs, and Disney's costs to distribute A Bug's Life on home video in the United States and foreign markets.

     The majority of revenues we expect to receive from A Bug's Life have already been reported in 1999 and through the three months ended April 1, 2000, and includes revenues from the worldwide theatrical release of A Bug's Life, and the majority of worldwide home video revenues and related merchandise revenues. Sources of revenue for the balance of 2000 primarily include any remaining home video sales, possibly some television revenues, and any future merchandise royalties, all of which must be substantial in order for the film to generate significant revenues in 2000. Moreover, potential future revenues will be offset by associated distribution costs, which include home video distribution costs, possibly television distribution costs, any remaining theatrical distribution costs, Disney's distribution fee based on film-related revenues, and other distribution costs such as residuals.

  Difficulty in Forecasting Toy Story 2 and A Bug's Life Revenues

     It is difficult to forecast the amount and timing of our future revenues from Toy Story 2 and A Bug's Life in the remaining quarters of 2000. The amount of future revenues depends not only on customer acceptance of the film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category -- home video, merchandise and television being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, toys or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. Disney's strategic distribution decisions also impact the amount of our future revenues. For example, in the first half of 1999, Disney reported general softness in its domestic home video sales and worldwide merchandise licensing as compared to levels associated with many of its previous blockbuster animated feature films. As a result, Disney recently implemented a new strategy of releasing animated films on home video year round, and in special editions in both VHS and DVD formats. However, the relative success of that new strategy is not yet known. For this reason and all of the above reasons, in spite of Toy Story 2's remarkable box office success, it is difficult to predict how successful its home video release will be, or how successful sales of other follow-on products will be in the remaining quarters of 2000. Similarly, it is difficult to predict remaining video sales of A Bug's Life in 2000.

     With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While the timing of theatrical releases is typically known well in advance of release, the timing of release of follow-on products is often decided just in advance of release, is subject to change, and is therefore less predictable. For example, it was not until the first quarter of fiscal year 2000 that it was determined that the Toy Story 2 home video would be released in October 2000. In all product categories, timing of revenues is particularly uncertain with respect to releases in foreign markets as a foreign product release is often marked by a rollout across many countries over the course of many months. Therefore, the timing of international revenues is inherently more difficult to predict than the timing of domestic revenues. Lastly, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated costs. Due to these factors, the amount and timing of our future revenues from Toy Story 2 and A Bug's Life are difficult to forecast, and it is possible, in any given quarter or quarters remaining in 2000 that we will not recognize sufficient film revenue to generate significant earnings.

  Risks Associated with Toy Story 2 and A Bug's Life

     Under the Co-Production Agreement, Pixar and Disney share the production costs of Toy Story 2 and A Bug's Life. We initially capitalized our share of these costs as film production costs, under Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of

Motion Picture Films. Our policy is to amortize these costs over the expected revenue streams as we recognize revenues from the associated films. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from Toy Story 2 and A Bug's Life. Although Toy Story 2 has achieved substantial domestic and foreign box office success, and we have recognized significant theatrical revenues, we believe that the amount spent by Disney for marketing and distribution has been and will continue to be significant. It is possible that total revenue generated in all markets by Toy Story 2 may not generate significant revenue and operating results for us in any remaining given quarter in 2000, even though Toy Story 2 is critically acclaimed and has achieved worldwide box office success. With respect to A Bug's Life, it is difficult to predict how much additional revenue will be derived from home video and merchandise sales, and from television airings. In any given quarter, if our forecast changes with respect to total anticipated revenue from Toy Story 2 or A Bug's Life, and becomes lower than was previously forecasted, we would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins would adversely impact our business, operating results, and financial condition.

  Toy Story Revenue

     We have already recognized the majority of the revenue we expect to receive from Toy Story. In the quarter ended April 1, 2000, we recognized Toy Story revenues primarily from merchandise and home video sales. Disney re-released the original Toy Story home video in January 2000; however, other than potential revenue from this home video re-release, any additional worldwide television airings, any additional merchandise sales, and other minor amounts of revenue in subsequent periods, we do not expect to recognize further significant revenue from Toy Story. Based on terms of the Feature Film Agreement, cash receipts related to Toy Story are now received from Disney on a semi-annual basis (March and September).

  Software Revenue

     We continue to reduce our emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan licensing revenues; therefore, we expect that revenue from the licensing of RenderMan will remain flat or possibly decline. In addition, from the acquisition date of Physical Effects, Inc. ("PEI") in June 1998, through April 1, 2000, we have received lower license revenue than expected related to the purchased technology associated with the acquisition. If future license revenue continues to be lower than originally estimated, we may be required to write-off all or a significant portion of the unamortized purchased technology.

  CD-ROM Revenue

     In 1997 we discontinued our business of producing CD-ROM products in favor of other opportunities arising, in part, as a result of entering into the Co-Production Agreement. It is unlikely that we will recognize any further significant royalty income from these products or from this discontinued operation in future periods.

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

     - Disney's success at marketing the feature films and related products,

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

FLUCTUATIONS IN OPERATING EXPENSES

  Increase in Our Operating Expenses and Effective Tax Rate

     Over the last few years, we significantly increased our operating expenses, and we plan to continue to increase our operating expenses to fund greater levels of research and development and to expand operations. Specifically, we expect our spending levels to increase significantly due to (1) continued investment in proprietary software systems, (2) increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, (3) increased costs associated with the expansion of our facilities, and (4) increased investment in creative development. A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 2000. Finally, our tax rate in the first quarter of fiscal year 2000 approximates statutory levels and is likely to remain at that level in future periods because we have utilized our remaining net operating loss carryforwards except those which originated as non-qualified employee stock option costs. The realization of tax benefits from non-qualified employee stock option costs will not reduce our effective tax rate in the future.

  Difficulty in Predicting Operating Expenses

     Moreover, our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SFAS No. 53. A substantial portion of all of our other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SFAS No. 53, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SFAS No. 53, our reported operating expenses for the first quarter of fiscal year 2000 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and overhead.

RISKS ASSOCIATED WITH ADEQUACY OF CASH BALANCES

     Pursuant to the Co-Production Agreement, we co-financed A Bug's Life and Toy Story 2 and will co-finance the next four original animated feature films which we produce, including Monsters, Inc., Film

Five, Film Six, and Film Seven. In the future, we may co-finance other derivative works such as sequels, interactive products and television productions. In addition, we are constructing new studio and headquarter facilities in Emeryville, California, which are being financed by the use of our cash and may continue to be financed by the use of our cash. The development and production costs of Monsters, Inc., Film Five, Film Six, and Film Seven, and costs of the new Emeryville facility may have an adverse impact on our cash and short-term investment balances. As of April 1, 2000, we had approximately $197.6 million in cash and short-term investments. We believe that these funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the development and production costs of Monsters, Inc., Film Five, Film Six, and Film Seven, until we receive any remaining proceeds from the release of Toy Story 2 and A Bug's Life. See "-- Liquidity and Capital Resources." To date, we have chosen to use our existing cash resources to fund construction costs and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives. If we fail to obtain such financing, it would have a material adverse effect on our business, operating results and financial condition.

CAPITALIZED FILM PRODUCTION COSTS

     We had $55.3 million in capitalized film production costs as of April 1, 2000, consisting primarily of costs relating to Toy Story 2, A Bug's Life, and Monsters, Inc., all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments increased $2.7 million to $197.6 million at April 1, 2000 from $194.9 million at January 1, 2000 due primarily to our share of proceeds from A Bug's Life, offset by film production spending and construction spending on our new studio and headquarter facilities in Emeryville, California. On March 16, 2000, we purchased an existing building on
1.76 acres in Emeryville for $7.7 million. While it was purchased for potential future expansion, the building will serve as a rental property, is currently occupied by commercial tenants and is expected to generate rental income.

     Net cash provided by continuing operations for the three months ended April 1, 2000 was primarily attributable to net income of $26.4 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $16.3 million and increases in accounts payable and income taxes payable of $12.0 million, offset by an increase in receivables of $24.9 million, and a decrease in accrued liabilities of $5.4 million. Receivables increased significantly due to recognition of film revenues on a more timely basis than the associated cash receipts from Disney. Cash flows used in investing activities were due primarily to investments in short-term securities of $160.2 million, the purchase of property and equipment of $19.2 million and funding of film production costs of $5.6 million, offset by net proceeds from maturities of short-term securities of $153.6 million. Cash flows provided by financing activities were due to proceeds from the exercise of stock options.

     As of April 1, 2000, our principal source of liquidity was approximately $197.6 million in cash and short-term investments. We believe that these funds will be sufficient to meet our operating requirements through the next twelve months.

THE YEAR 2000 ISSUES

     As a result of our planning, testing and implementation efforts to date, we have experienced no significant disruptions in our film development and production efforts or our internal computer systems, and we believe those systems successfully responded to the year 2000 date change. We are not aware of any system failures of third party systems that we rely on. The total cost incurred to date to evaluate and remediate Year 2000 compliance issues have not been material and any future costs to remediate any Year 2000 compliance issues are not anticipated to be material to our results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest in a variety of investment grade, interest-bearing securities, including fixed rate obligations of corporations, municipalities, and national governmental entities and agencies. This diversification of risk is consistent with our policy to ensure safety of our principal and maintain liquidity. We only invest in securities with a maturity of 24 months or less, with only government obligations exceeding 12 months. Our investments are fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

     All of our financial instruments are held for purposes other than trading and are considered "available for sale" per SFAS 115. The table below provides information regarding our investment portfolio at April 1, 2000. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

                                              LESS THAN     OVER
                                               1 YEAR      1 YEAR      TOTAL
                                              ---------    -------    --------
Available-for-sale securities...............  $180,195     $14,810    $195,005
Weighted-average interest rate..............      5.77%       5.86%       5.78%

     While our products are distributed in foreign markets by Disney and its affiliates, we derive no direct revenues from foreign markets. We also have no debt. As a result, our foreign currency rate fluctuation and market rate risks are negligible.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

        27.1     Financial Data Schedule

     (B) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by Pixar during the quarter ended April 1, 2000.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PIXAR

                                          By: /s/      ANN MATHER
                                            ------------------------------------
                                                         Ann Mather
                                                Executive Vice President and
                                                  Chief Financial Officer
                                             (Principal Accounting Officer And
                                                  Duly Authorized Officer)

Date: May 16, 2000

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------
         27.1     Financial Data Schedule