Form 10-Q
period 2000-07-01
PIXAR \CA\
filed 2000-08-15
CIK 1002114

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                               Yes [X]     No [ ]

     The number of shares outstanding of the registrant's Common Stock as of August 8, 2000 was 47,366,143.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     PIXAR

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JULY 1,     JANUARY 1,
                                                                2000         2000
                                                              --------    ----------
                                       ASSETS
Cash and cash equivalents...................................  $ 55,219     $ 31,170
Short-term investments......................................   159,335      163,779
Receivables, net............................................    14,091       16,740
Prepaid expenses and other assets...........................     4,623        3,888
Deferred income taxes.......................................    34,533       34,533
Property and equipment, net.................................    86,200       60,266
Capitalized film production costs...........................    58,626       64,529
                                                              --------     --------
          Total assets......................................  $412,627     $374,905
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $  3,403     $    458
Income taxes payable........................................    14,114       12,230
Payable to Disney...........................................       811           --
Accrued liabilities.........................................    10,314       16,475
Unearned revenue............................................     1,353        1,299
                                                              --------     --------
          Total liabilities.................................    29,995       30,462
                                                              --------     --------
Shareholders' equity:
Preferred stock; no par value; 5,000,000 shares authorized
  and no shares issued and outstanding......................        --           --
Common stock; no par value; 100,000,000 shares authorized;
  47,300,823 and 46,959,093 shares issued and outstanding as
  of July 1, 2000 and January 1, 2000, respectively.........   284,909      281,274
Accumulated other comprehensive loss........................      (514)        (660)
Retained earnings...........................................    98,237       63,829
                                                              --------     --------
          Total shareholders' equity........................   382,632      344,443
                                                              --------     --------
          Total liabilities and shareholders' equity........  $412,627     $374,905
                                                              ========     ========

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         QUARTER ENDED                SIX MONTHS ENDED
                                                  ---------------------------    ---------------------------
                                                  JULY 1, 2000   JULY 3, 1999    JULY 1, 2000   JULY 3, 1999
                                                  ------------   ------------    ------------   ------------
Revenue:
  Film..........................................    $16,059        $12,239         $73,965        $13,884
  Software......................................      1,793          1,240           4,532          2,814
  Animation services............................        481             --             814            222
                                                    -------        -------         -------        -------
          Total revenue.........................     18,333         13,479          79,311         16,920
                                                    -------        -------         -------        -------
Cost of revenue:
  Film..........................................      3,314          3,574          18,159          3,846
  Software......................................        138            133             279            431
  Animation services............................        253             --             442            154
                                                    -------        -------         -------        -------
          Total cost of revenue.................      3,705          3,707          18,880          4,431
                                                    -------        -------         -------        -------
          Gross profit..........................     14,628          9,772          60,431         12,489
                                                    -------        -------         -------        -------
Operating expenses:
  Research and development......................      1,763          1,320           3,176          2,666
  Sales and marketing...........................        337            304             727            652
  General and administrative....................      2,004          1,554           3,820          2,941
                                                    -------        -------         -------        -------
          Total operating expenses..............      4,104          3,178           7,723          6,259
                                                    -------        -------         -------        -------
          Income from continuing operations.....     10,524          6,594          52,708          6,230
Other income, net...............................      3,058          1,793           5,895          3,658
                                                    -------        -------         -------        -------
          Income from continuing operations
            before income taxes.................     13,582          8,387          58,603          9,888
Income tax expense..............................      5,637          2,012          24,320          2,613
                                                    -------        -------         -------        -------
          Net income from continuing
            operations..........................      7,945          6,375          34,283          7,275
Income from discontinued operations, net of
  taxes.........................................         75             67             125             67
                                                    -------        -------         -------        -------
          Net income............................    $ 8,020        $ 6,442         $34,408        $ 7,342
                                                    =======        =======         =======        =======
Basic net income per share from continuing
  operations....................................    $  0.17        $  0.14         $  0.73        $  0.16
Basic net income per share from discontinued
  operations....................................         --             --              --             --
                                                    -------        -------         -------        -------
Basic net income per share......................    $  0.17        $  0.14         $  0.73        $  0.16
                                                    =======        =======         =======        =======
Shares used in computing basic net income per
  share.........................................     47,179         46,023          47,092         45,785
                                                    =======        =======         =======        =======
Diluted net income per share from continuing
  operations....................................    $  0.16        $  0.13         $  0.69        $  0.14
Diluted net income per share from discontinued
  operations....................................         --             --              --             --
                                                    -------        -------         -------        -------
Diluted net income per share....................    $  0.16        $  0.13         $  0.69        $  0.14
                                                    =======        =======         =======        =======
Shares used in computing diluted net income
  per share.....................................     49,977         51,334          49,953         51,260
                                                    =======        =======         =======        =======

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                               JULY 1,     JULY 3,
                                                                2000         1999
                                                              ---------    --------
Cash flows from operating activities:
  Net income................................................  $  34,408    $  7,342
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
     Discontinued operations................................       (125)        (67)
     Amortization of deferred compensation..................         --          75
     Depreciation and amortization..........................      2,608       3,297
     Amortization of capitalized film production costs......     18,159       3,846
     Tax benefit from disqualifying dispositions............         --      14,163
     Deferred income tax....................................         --     (12,129)
     Changes in operating assets and liabilities:
       Receivables..........................................      2,649         326
       Prepaid expenses and other assets....................       (975)       (351)
       Accounts payable.....................................      2,945      (1,508)
       Income taxes payable.................................      1,884       1,275
       Payable to Disney....................................        811      (3,363)
       Accrued liabilities..................................     (6,161)        256
       Unearned revenue.....................................         54       2,566
                                                              ---------    --------
          Net cash provided by continuing operations........     56,257      15,728
          Net cash provided by discontinued operations......        125          67
                                                              ---------    --------
          Net cash provided by operating activities.........     56,382      15,795
                                                              ---------    --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (28,701)    (16,259)
  Proceeds from sale of property and equipment..............        399         994
  Proceeds from sale of short-term securities...............    221,934      86,692
  Investments in short-term securities......................   (217,344)    (87,044)
  Capitalized film production costs.........................    (12,256)    (15,579)
                                                              ---------    --------
          Net cash used in investing activities.............    (35,968)    (31,196)
                                                              ---------    --------
Cash flows from financing activities:
  Proceeds from exercised stock options.....................      3,635       2,835
                                                              ---------    --------
          Net cash provided by financing activities.........      3,635       2,835
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........     24,049     (12,566)
Cash and cash equivalents at beginning of period............     31,170      29,557
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  55,219    $ 16,991
                                                              =========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes..............  $  22,525    $     --
                                                              =========    ========
Supplemental disclosure of non-cash investing and financing
  activities:
  Loss on equipment disposals capitalized as film production
     costs..................................................  $      --    $   (572)
                                                              =========    ========
  Credits from patent licensing.............................  $      24    $     --
                                                              =========    ========
  Unrealized gain (loss) on investments.....................  $     146    $   (696)
                                                              =========    ========

                See accompanying notes to financial statements.

                                     PIXAR

                         NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of January 1, 2000 and January 2, 1999, and for each of the years in the three-year period ended January 1, 2000, including notes thereto, incorporated by reference into our Annual Report on Form 10-K for the year ended January 1, 2000.

     The results of operations for the three and six months ended July 1, 2000 are not necessarily indicative of the results expected for the current year or any other period.

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

     Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                             QUARTER ENDED
                                           -------------------------------------------------
                                                JULY 1, 2000              JULY 3, 1999
                                           -----------------------   -----------------------
                                            NET                       NET
                                           INCOME   SHARES    EPS    INCOME   SHARES    EPS
                                           ------   ------   -----   ------   ------   -----
Basic net income per share...............  $8,020   47,179   $0.17   $6,442   46,023   $0.14
Effect of dilutive shares:
  Warrants/options.......................      --    2,798               --    5,311
                                           ------   ------           ------   ------
Diluted net income per share.............  $8,020   49,977   $0.16   $6,442   51,334   $0.13
                                           ======   ======           ======   ======

                                                           SIX MONTHS ENDED
                                          --------------------------------------------------
                                                JULY 1, 2000              JULY 3, 1999
                                          ------------------------   -----------------------
                                            NET                       NET
                                          INCOME    SHARES    EPS    INCOME   SHARES    EPS
                                          -------   ------   -----   ------   ------   -----
Basic net income per share..............  $34,408   47,092   $0.73   $7,342   45,785   $0.16
Effect of dilutive shares:
  Warrants/options......................       --    2,861               --    5,475
                                          -------   ------           ------   ------
Diluted net income per share............  $34,408   49,953   $0.69   $7,342   51,260   $0.14
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

  Co-Production Agreement

     In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which now governs all films made by us since Toy Story. Under the Co-Production Agreement, we agreed, on an exclusive basis, to produce five original computer-animated theatrical motion pictures (the "Pictures") for distribution by Disney. A Bug's Life, released in 1998, and Toy Story 2, released in November 1999, were the first films produced under this agreement. Films in development or production at Pixar as of July 1, 2000, all governed by this agreement, include our fourth film (with the working title "Monsters, Inc."), our fifth film (Film Five), our sixth film (Film Six) and our seventh film (Film Seven). A Bug's Life, Monsters, Inc., Film Five, Film Six and Film Seven will be counted toward the five original Pictures under this agreement, whereas Toy Story 2 is a derivative work that will not count towards the Pictures. However, under the Co-Production Agreement, all provisions applicable to the Pictures also apply to any derivative works that we elect to co-produce, such as Toy Story 2. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney's marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that we will produce each Picture and Disney will control decisions relating to film marketing and distribution.

(5) DISCONTINUED OPERATIONS

     In 1997, we determined to discontinue our business of producing CD-ROM and other interactive products. We immediately discontinued these operations and reassigned all employees of this division. Since the measurement date and the disposal date were virtually simultaneous, no income or loss was measured for the intervening period. We recorded income from discontinued operations of $125,000 and $67,000, net of income taxes, for the six months ended July 1, 2000 and July 3, 1999, respectively, due to royalty income received for the Toy Story CD-ROM products. We do not expect any significant future CD-ROM royalty income in future periods.

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

                                     PIXAR

(7) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2000, the AICPA issued Statement of Position (SOP) 00-2, Accounting by Producers or Distributors of Films. The guidance in this SOP applies to all types of films, and is applicable to all producers or distributors that own or hold rights to distribute or exploit films. For purposes of this SOP, films are defined as feature films, television specials, television series, or similar products including animated films and television programming that are sold, licensed or exhibited, whether produced on film, videotape, digital, or other video recording format. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000. We are in the process of determining the impact of SOP 00-2 on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the industry in which we operate, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "-- Dependence on Toy Story 2 and A Bug's Life in 2000," and "Risks Associated with Adequacy of Cash Balances, " as well as those noted in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2000 (the "Form 10-K"). Particular attention should be paid to the cautionary language in the section in the Form 10-K entitled "-- Dependence on Toy Story 2, A Bug's Life and Toy Story in 2000," "-- Risks Associated with Adequacy of Cash Balances," "-- Risks Associated with Scheduled Successive Release of Films" and "-- Risks Associated with Co-Production Agreement." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     In May 1999, we began production on our fourth theatrical film with the working title "Monsters, Inc." Also in 1999, we began story development on our fifth animated feature film, "Film Five," and concept development on our sixth animated feature film, "Film Six." In 2000 we began concept development on our seventh animated feature film, "Film Seven." These films will be produced and distributed under the Co-Production Agreement and will count as the second, third, fourth and fifth films of the five original films to be produced under the Co-Production Agreement. We do not expect to release Monsters, Inc. until November 2001, at the earliest, and Film Five until holiday 2002, at the earliest. Films Six and Seven are currently targeted for release no earlier than the holiday seasons in 2003 and 2004, respectively.

  Target Earnings per Share for Fiscal Year 2000

     We are targeting diluted earnings per share of at least $1.30 for fiscal year 2000, which represents an increase from the $1.25 we had targeted during the first quarter of fiscal year 2000. This is forward-looking information and actual results may differ materially. Factors that could cause actual results to differ include but are not limited to: (1) the timing of the release of the Toy Story 2 home video in domestic and foreign markets and the timing and amount of related revenues; (2) the timing and amount of Toy Story 2 and A Bug's Life merchandise sales; (3) the timing and amount of revenue from the Buzz Lightyear television series and related home video release; (4) the amount of our revenues from the home video release of A Bug's Life as part of Disney's Gold Collection;
(5) the timing and amount of A Bug's Life television revenue; (6) the timing and amount of distribution costs incurred in all markets for Toy Story 2, Toy Story and A Bug's Life; and (7) the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. See "Risk Factors" set forth below for important factors that could cause actual results to differ.

RESULTS OF OPERATIONS

  Revenue

     Total revenue for the three and six months ended July 1, 2000 were $18.3 million and $79.3 million, respectively, compared to $13.5 million and $16.9 million in the corresponding periods of the prior year. The increase for both periods was primarily due to an increase in film revenue, and, to a lesser extent, increases in software revenue and animation services revenue.

     Film revenue for the quarter ended July 1, 2000 was $16.1 million compared with $12.2 million in the corresponding prior year period. Film revenue for the six months ended July 1, 2000 was $74.0 million compared with $13.9 million in the corresponding prior year period. Under the Co-Production Agreement, we share equally with Disney in the profits of Toy Story 2 and A Bug's Life after Disney recovers its distribution costs and fees. Beginning with the first quarter of 2000, we have had an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits.

     For the three and six months ended July 1, 2000, film revenues from Toy Story 2 of $13.3 million and $67.2 million, respectively, were primarily due to our share of worldwide theatrical revenues and related merchandise, offset by Disney's distribution costs and fees. There were no amounts from Toy Story 2 for comparable periods in the prior year as Toy Story 2 was released in November 1999. For the three month period ended July 1, 2000, film revenues from our library titles, which include A Bug's Life and Toy Story, netted to $2.8 million as compared to $12.2 million for the prior year period. For the six month period ending July 1, 2000, the revenue for our library titles was a net $6.8 million as compared to $13.9 million for the corresponding prior year period. The decrease in library titles from both prior year periods resulted from a decrease in A Bug's Life worldwide theatrical revenue and certain distribution cost estimate revisions from Disney occurring in the second quarter of 2000. This decrease was offset by an increase in Toy Story revenue which included revenues from its home video Gold Collection release. See "Risk Factors -- Dependence on Toy Story 2 and A Bug's Life in 2000."

     Software revenue includes software license revenue, principally from RenderMan, and royalty revenue from licensing Physical Effects, Inc. (PEI) technology to a third party. Software revenue increased to $1.8 million for the three months ended July 1, 2000 from $1.2 million in the corresponding prior year period and increased to $4.5 million for the six months ended July 1, 2000 from $2.8 million in the corresponding prior year period. The increase in software revenue resulted primarily from a general increase in RenderMan software licensing, and to a lesser extent, from an increase in the royalty revenue from licensing PEI technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate significantly higher RenderMan sales. Therefore, we expect ongoing variability in revenues derived from software licenses and that such revenue will remain flat or possibly decline. All historical and future royalty income associated with our discontinued CD-ROM division is now and will continue to be excluded from software revenue and presented in results of discontinued operations. See "Results of Discontinued Operations."

     Animation services revenue includes revenue generated from short projects related to our feature films. Animation services revenue was $481,000 for the three months ended July 1, 2000, and increased to $814,000 for the six months ended July 1, 2000 from $222,000 in the corresponding prior year period. There was no animation services revenue for the three months ended July 3, 1999. We expect that revenue in this area will continue to vary significantly from quarter to quarter due to the sporadic nature of this business and the need to utilize animation services employees on other productions. For example, we transferred substantially all of our animation services employees to assist in the completion of both A Bug's Life and Toy Story 2 during peak production periods. There can be no assurance that we will generate any animation services revenues during periods in which animation services employees are devoted to feature films or other projects.

     For the three and six months ended July 1, 2000, Disney accounted for 91% and 94% respectively, of our total revenue. The revenue from Disney consisted of film and animation services revenue. Due to the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2000 and for the foreseeable future. A significant portion of the Disney revenue for the quarter was included in receivables and represented 80% of the balance at July 1, 2000. For the three and six months ended July 3, 1999, Disney accounted for 91% and 83%, respectively, of our total revenue, primarily from film and animation services revenue.

  Cost of Revenue

     Cost of film revenue represents amortization of capitalized film costs. See "Capitalized Film Production Costs." For the three months ended July 1, 2000, cost of film revenue represents amortization of film costs associated with Toy Story 2, and represents 21% of total film revenue. For the six months ended July 1, 2000, cost of film revenue represents amortization of capitalized film costs associated with Toy Story 2 and to a lesser extent, our library titles, and represents 25% of total film revenue. For the three and six months ended July 3, 1999, cost of film revenue represented amortized costs from A Bug's Life, and was 29% and 28%, respectively, of total film revenue.

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, as well as amortization of purchased technology. Cost of software revenue includes no amortization of capitalized software development expenses. Cost of software revenue as a percentage of the related revenue was 8% and 6% for the three and six months ended July 1, 2000, compared to 11% and 15% for the three and six month corresponding prior year periods. The percentage decreases for the three and six months ended July 1, 2000 are due to increases in software and license sales that have low associated costs. Included in cost of software revenue is $120,000 of amortization of $2.7 million of purchased technology associated with the acquisition of PEI. Over a period not to exceed four years, we are amortizing this purchased technology against related license revenue. As a result of the ongoing amortization of purchased technology, our total software gross profit may be lower during the next few years as compared to software gross profit prior to the 1998 acquisition. In addition, if we determine that the license revenue generated by the purchased technology will be lower than expected and that all or part of the purchased technology asset may not be recoverable, we would, at that point, be required to write off all or a significant portion of the unamortized purchased technology.

     Cost of animation services revenue consists of production costs, which include salaries, benefits, facility expenses and department overhead costs. Cost of animation services revenue as a percentage of related revenue was 53% for the three months ended July 1, 2000. There was no animation services revenue for the three months ended July 3, 1999 and therefore, no cost of animation services for the same period. Cost of animation services revenue as a percentage of related revenue was 54% and 69% for the six months ended July 1, 2000 and July 3, 1999, respectively. Animation services projects are negotiated individually and depending on the complexity of the project, profit margins vary significantly from project to project.

  Operating Expenses

     Total operating expenses for the three and six months ended July 1, 2000 were higher than in the prior periods, and we intend to continue to increase our spending levels in a number of areas. With respect to general expense growth, as a result of intense competition for animators, creative personnel, technical directors and certain administrative personnel, we have had to pay higher salaries to attract new creative, technical and other personnel. We expect compensation for such personnel to continue to increase. In 2000, we will continue to expand our creative development staff and facilities and expand other operations. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

     Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan product and for our proprietary Marionette and Ringmaster animation and production management software and for creative development of concepts for future films. Research and development expenses increased to $1.8 million in the three months ended July 1, 2000 from $1.3 million in the corresponding prior year period and increased to $3.2 million in the six months ended July 1, 2000 from $2.7 million in the corresponding prior year period. In the first quarter of fiscal year 2000 we recorded a one-time $523,000 adjustment, which reduced our research and development expenses for the six months ended July 1, 2000, from $3.7 million to $3.2 million. This adjustment was due to an additional reimbursement from Disney under the Co-Production Agreement for certain research and development expenses incurred prior to fiscal year 2000. After allowing for this adjustment, the increases are due to our continued investment in proprietary technology, short films and creative development. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support the software segment. Sales and marketing expenses increased to $337,000 for the three months ended July 1, 2000 from $304,000 in the corresponding prior year period and increased to $727,000 for the six months ended July 1, 2000 from $652,000 in the corresponding prior year period. Increases in both periods from 1999 are attributable to increases in corporate marketing and public relations. We believe that sales and marketing expenses will increase in absolute dollars in future periods, particularly in the areas of public relations and corporate marketing.

     General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $2.0 million for the three months ended July 1, 2000 from $1.6 million in the corresponding prior year period and increased to $3.8 million for the six months ended July 1, 2000 from $2.9 million in the corresponding prior year period. The increase was due to general and administrative staffing and public company costs. We expect general and administrative expenses to further increase in absolute dollars in future periods.

  Other Income, Net

     Other income, net was $3.1 million and $5.9 million for the three and six months ended July 1, 2000, respectively, and $1.8 million and $3.7 million for the three and six months ended July 3, 1999, respectively, consisting primarily of interest income on short-term investments. The increase for both periods is primarily due to an increase in interest rates, and an increase in our average cash and short-term investment balances during the second half of 1999 and continuing through July 1, 2000.

  Income Taxes

     Income tax expense from continuing operations for the three and six months ended July 1, 2000 reflects our federal and state income tax liability of 41.5%, consistent with statutory rates. Income tax expense as a percentage of pre-tax income for the three and six months ended July 3, 1999, was 24% and 26%, respectively. The income tax rate increased for both periods because in 1999, we utilized our remaining net operating loss carryforwards, except those originating from the exercise of non-qualified employee stock options. The realization of tax benefits from the exercise of non-qualified employee stock options will reduce the amount of our tax payments and liabilities, but will not reduce our effective tax rate. We expect our tax rate in the future to be at or near statutory levels.

  Results of Discontinued Operations

     After the Co-Production Agreement was executed, we determined that the resources devoted to our interactive products division would be better allocated to other projects arising from the Co-Production Agreement. We determined in March 1997 to discontinue our business of producing CD-ROM and other interactive products and redirected employees in that division to film and related projects. For the six months ended July 1, 2000, we recorded income from discontinued operations of $125,000, net of income taxes, due to royalty income received. We do not expect to receive any significant CD-ROM royalty income in future periods.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2000, the AICPA issued Statement of Position (SOP) 00-2, Accounting by Producers or Distributors of Films. The guidance in this SOP applies to all types of films, and is applicable to all producers or distributors that own or hold rights to distribute or exploit films. For purposes of this SOP, films are defined as feature films, television specials, television series, or similar products including animated films and television programming that are sold, licensed or exhibited, whether produced on film, videotape, digital, or other video recording format. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000. We are in the process of determining the impact of SOP 00-2 on our financial statements.

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

  DEPENDENCE ON TOY STORY 2 AND A BUG'S LIFE IN 2000

     In the remaining quarters of 2000, our revenue and operating results will be largely dependent upon (1) the timing of the release of the Toy Story 2 home video in domestic and foreign markets and the timing and amount of related revenues; (2) the timing and amount of Toy Story 2 and A Bug's Life merchandise sales; (3) the timing and amount of revenue from the Buzz Lightyear television series and related home video release; (4) the amount of our revenues from the home video release of A Bug's Life as part of Disney's Gold Collection; (5) the timing and amount of A Bug's Life television revenue; (6) the timing and amount of distribution costs incurred in all markets for Toy Story 2 and A Bug's Life; and (7) the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits.

     Toy Story 2 Revenue

     We will continue to be significantly dependent upon the success of Toy Story 2 for the remaining quarters of fiscal year 2000. Toy Story 2, released in November 1999, has achieved significant box office success, with worldwide box office receipts of more than $486 million as of August 8, 2000. Beginning with the first quarter of 2000, we have had an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits. As a result, we recognized revenues from Toy Story 2 of $67.2 million for the six months ended July 1, 2000, which represents our related revenue recorded to date. While we anticipate this improved ability will continue to allow us to recognize our share of film revenues and gross profits on a more timely basis, we will remain dependent on the timing and accuracy of the information provided by Disney, as well as on the continuing commercial success of Toy Story 2 throughout the balance of fiscal year 2000.

     We have already recognized in the first six months of 2000 essentially all of Toy Story 2 worldwide theatrical revenues, as well as a significant portion of related merchandise revenue. As a result, we do not expect to recognize further significant revenue from Toy Story 2, other than any remaining revenues from related merchandise sales, until the release of Toy Story 2 on home video in October 2000, when we expect to recognize a portion of domestic and foreign home video revenues. These future revenues from Toy Story 2 will be offset by distribution and marketing costs from its domestic and foreign home video releases, video cost of goods, Disney's distribution fee, and other distribution costs such as talent participation and residuals. Fees and participations paid to key talent on Toy Story 2 are substantially greater than for Toy Story or A Bug's Life, which together with other increases in production costs will have the effect of increasing the cost of the film when compared to our first two films.

     A Bug's Life Revenue

     A Bug's Life was released in November 1998, and to date, we have recognized related revenues of $109 million. Under the Co-Production Agreement, Pixar and Disney share equally in the profits of A Bug's Life after Disney recovers its distribution fee and its marketing and distribution costs. Correspondingly, our film revenue to date has resulted primarily from the domestic and foreign theatrical revenues from A Bug's Life, related domestic and foreign home video revenue, and related merchandise licensing, offset by Disney's distribution costs and its distribution fee. Distribution costs include worldwide theatrical release costs, and Disney's costs to distribute A Bug's Life on home video in the United States and foreign markets.

     The majority of revenues we expect to receive from A Bug's Life were reported in 1999 and through the six months ended July 1, 2000. In line with Disney's new home video strategy, by which more titles will be available on a year-round basis, A Bug's Life VHS and DVD were repackaged and released as part of Disney's Gold Collection on August 1, 2000. We expect sources of revenue for the balance of 2000 to include these home video sales, possibly some television revenues, and any future merchandise royalties, all of which must be substantial in order for the film to generate significant revenues in 2000. Moreover, potential future revenues will be offset by associated distribution costs, which include home video distribution costs, any television distribution costs, any remaining theatrical distribution costs, Disney's distribution fee based on film-related revenues, and other distribution costs such as residuals.

  DIFFICULTY AND RISKS IN FORECASTING TOY STORY 2 AND A BUG'S LIFE REVENUES

     It is difficult to forecast the amount and timing of our future revenues from Toy Story 2 and A Bug's Life in the remaining quarters of 2000. The amount of future revenues depends not only on customer acceptance of a film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category -- home video, merchandise and television being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, toys or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. Disney's strategic distribution decisions also impact the amount of our future revenues. For example, in the first half of 1999, Disney reported general softness in its domestic home video sales and worldwide merchandise licensing as compared to levels associated with many of its previous blockbuster animated feature films. As a result, Disney implemented a new strategy of releasing animated films on home video year round, and in special editions in both VHS and DVD formats. However, the relative success of that new strategy is not yet known. For this reason and all of the above reasons, in spite of Toy Story 2's remarkable box office success, it is difficult to predict how successful its home video release will be, or how successful sales of other follow-on products will be in the remaining quarters of 2000. Similarly, it is difficult to predict remaining video sales or television revenue from A Bug's Life in 2000.

     With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While the timing of theatrical releases is typically known well in advance of release, the timing of release of follow-on products is often decided just in advance of release, is subject to change, and is therefore less predictable. For example, it was not until the first quarter of fiscal year 2000 that it was determined that the Toy Story 2 home video will be released on October 17, 2000. In all product categories, timing of revenues is particularly uncertain with respect to releases in foreign markets as a foreign product release is often marked by a rollout across many countries over the course of many months. Therefore, the timing of international revenues is inherently more difficult to predict than the timing of domestic revenues. In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us of additional distribution costs to those previously forecasted, as occurred in the second quarter of fiscal year 2000. Such adjustments have and may continue to impact our revenue share and our film gross profit. Due to these factors, the amount and timing of our future revenues from Toy Story 2 and A Bug's Life are difficult to forecast, and it is possible, in any given quarter or quarters remaining in 2000 that we will not recognize sufficient film revenue to generate significant earnings.

     Under the Co-Production Agreement, Pixar and Disney share the production costs of Toy Story 2 and A Bug's Life. We initially capitalized our share of these costs as film production costs, under Statement of Financial Accounting Standards ("SFAS") No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. Our policy is to amortize these costs over the expected revenue streams as we recognize revenues from the associated films. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from Toy Story 2 and A Bug's Life. Although Toy Story 2 has achieved substantial worldwide box office success, and we have recognized significant theatrical revenues, we believe that the amount spent by Disney for marketing and distribution has been and will continue to be significant. It is possible that total revenue generated in all markets by Toy Story 2 may not generate significant revenue and operating results for us in any remaining given quarter in 2000, even though Toy Story 2 is critically acclaimed and has achieved worldwide box office success. With respect to A Bug's Life, it is difficult to predict how much additional revenue will be derived from home video and merchandise sales, and from television airings. In any given quarter, if our forecast changes with respect to total anticipated revenue from Toy Story 2 or A Bug's Life, and becomes lower than was previously forecasted, we would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins would adversely impact our business, operating results, and financial condition.

  SOFTWARE REVENUE

     We continue to reduce our emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan licensing revenues; therefore, we expect that revenue from the licensing of RenderMan will remain flat or possibly decline. In addition, from the acquisition date of Physical Effects, Inc. ("PEI") in June 1998 through July 1, 2000, we have received lower license revenue than expected related to the purchased technology associated with the acquisition. If future license revenue continues to be lower than originally estimated, we may be required to write-off all or a significant portion of the unamortized purchased technology.

  WE EXPECT OUR OPERATING RESULTS TO CONTINUE TO FLUCTUATE

     Fluctuations in Revenue

     We continue to expect significant fluctuations in our future annual and quarterly revenues because of a variety of factors, including the following:

     - the timing of the domestic and international releases of our animated feature films,

     - the success of our animated feature films (which could fluctuate significantly from film to film),

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

     Fluctuations in Operating Expenses

     Increase in Our Operating Expenses and Effective Tax Rate

     Over the last few years, we significantly increased our operating expenses, and we plan to continue to increase our operating expenses to fund greater levels of research and development and to expand operations. Specifically, we expect our spending levels to increase significantly due to (1) continued investment in proprietary software systems, (2) increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, (3) increased costs associated with the expansion of our facilities, and (4) increased investment in creative development. A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 2000. Finally, our tax rate in the first half of fiscal year 2000 approximates statutory levels and is expected to remain at that level in future periods because we have utilized our remaining net operating loss carryforwards, except those which originated as non-qualified employee stock option costs. The realization of tax benefits from non-qualified employee stock option costs will not reduce our effective tax rate in the future.

     Difficulty in Predicting Operating Expenses

     Moreover, our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SFAS No. 53. A substantial portion of all of our other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SFAS No. 53, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SFAS No. 53, our reported operating expenses for the first half of fiscal year 2000 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and overhead.

  RISKS ASSOCIATED WITH ADEQUACY OF CASH BALANCES

     Pursuant to the Co-Production Agreement, we co-financed A Bug's Life and Toy Story 2 and will co-finance the next four original animated feature films which we produce, including Monsters, Inc., Film Five, Film Six, and Film Seven. In the future, we may co-finance other derivative works such as sequels, interactive products and television productions. In addition, we are constructing new studio and headquarter facilities in Emeryville, California, which are being financed by the use of our cash and may continue to be financed by the use of our cash. The development and production costs of Monsters, Inc., Film Five, Film Six, and Film Seven, and costs of the new Emeryville facility may have an adverse impact on our cash and short-term investment balances. As of July 1, 2000, we had approximately $214.6 million in cash and short-term investments. We believe that these funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the development and production costs of Monsters, Inc., Film Five, Film Six, and Film Seven, until we receive any remaining proceeds from the release of Toy Story 2 and A Bug's Life. See "-- Liquidity and Capital Resources." To date, we have chosen to use our existing cash resources to fund construction costs and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives. If we fail to obtain such financing, it would have a material adverse effect on our business, operating results and financial condition.

CAPITALIZED FILM PRODUCTION COSTS

     We had $58.6 million in capitalized film production costs as of July 1, 2000, consisting primarily of costs relating to Toy Story 2, A Bug's Life, and Monsters, Inc., all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments increased $19.7 million to $214.6 million at July 1, 2000 from $194.9 million at January 1, 2000 due primarily to our share of proceeds from Toy Story 2 and A Bug's Life, offset by film production spending and construction spending on our new studio and headquarter facilities in Emeryville, California. On March 16, 2000, we purchased an existing building on 1.76 acres in Emeryville for $7.7 million. While it was purchased for potential future expansion, the building presently serves as rental property, is currently occupied by commercial tenants and is generating rental income.

     Net cash provided by continuing operations for the six months ended July 1, 2000 was primarily attributable to net income of $34.4 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $20.8 million and increases in accounts payable and income taxes payable of $4.8 million, offset by a decrease in accrued liabilities of $6.2 million. Cash flows used in investing activities were due primarily to investments in short-term securities of $217.3 million, the purchase of property and equipment of $28.7 million and funding of film production costs of $12.3 million, offset by net proceeds from maturities of short-term securities of $221.9 million. Cash flows provided by financing activities were due to proceeds from the exercise of stock options.

     As of July 1, 2000, our principal source of liquidity was approximately $214.6 million in cash and short-term investments. We believe that these funds will be sufficient to meet our operating requirements through the next twelve months.

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

     All of our financial instruments are held for purposes other than trading and are considered "available for sale" per SFAS 115. The table below provides information regarding our investment portfolio at July 1, 2000. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

                                              LESS THAN     OVER
                                               1 YEAR      1 YEAR      TOTAL
                                              ---------    -------    --------
Available-for-sale securities...............  $202,061     $11,335    $213,396
Weighted-average interest rate..............      6.13%       6.01%       6.13%

     While our products are distributed in foreign markets by Disney and its affiliates, we derive no direct revenues from foreign markets. However, our revenue share estimate is affected by foreign currency fluctuations as managed by Disney. We also have no debt and therefore, no related market risk.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

        27.1  Financial Data Schedule

     (B) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by Pixar during the quarter ended July 1, 2000.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PIXAR

Date: August 15, 2000                     By: /s/ ANN MATHER
                                            ------------------------------------
                                            Ann Mather,
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer
                                            And Duly Authorized Officer)

                                 EXHIBIT INDEX

        EXHIBIT
        -------
        27.1       Financial Data Schedule