Form 10-Q
period 2000-09-30
PIXAR \CA\
filed 2000-11-14
CIK 1002114

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares outstanding of the registrant's Common Stock as of November 3, 2000 was 47,548,833.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     PIXAR

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    JANUARY 1,
                                                                  2000            2000
                                                              -------------    ----------
                                         ASSETS
Cash and cash equivalents...................................    $ 59,691        $ 31,170
Short-term investments......................................     159,226         163,779
Receivables, net............................................       6,939          16,740
Prepaid expenses and other assets...........................       4,391           3,888
Deferred income taxes.......................................      34,533          34,533
Property and equipment, net.................................      97,782          60,266
Capitalized film production costs...........................      63,395          64,529
                                                                --------        --------
          Total assets......................................    $425,957        $374,905
                                                                ========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable............................................    $  2,855        $    458
Income taxes payable........................................       1,010          12,230
Accrued liabilities.........................................      12,171          16,475
Unearned revenue............................................      16,456           1,299
                                                                --------        --------
          Total liabilities.................................      32,492          30,462
                                                                --------        --------
Shareholders' equity:
  Preferred stock; no par value; 5,000,000 shares authorized
     and no shares issued and outstanding...................          --              --
  Common stock; no par value; 100,000,000 shares authorized;
     47,483,898 and 46,959,093 shares issued and outstanding
     as of September 30, 2000 and January 1, 2000,
     respectively...........................................     286,541         281,274
  Accumulated other comprehensive income (loss).............        (134)           (660)
  Retained earnings.........................................     107,058          63,829
                                                                --------        --------
          Total shareholders' equity........................     393,465         344,443
                                                                --------        --------
          Total liabilities and shareholders' equity........    $425,957        $374,905
                                                                ========        ========

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     QUARTER ENDED                NINE MONTHS ENDED
                                              ---------------------------    ---------------------------
                                              SEPTEMBER 30,    OCTOBER 2,    SEPTEMBER 30,    OCTOBER 2,
                                                  2000            1999           2000            1999
                                              -------------    ----------    -------------    ----------
Revenue:
  Film and animation services...............     $15,511        $77,497         $90,290        $91,603
  Software..................................       1,785          1,738           6,317          4,553
                                                 -------        -------         -------        -------
          Total revenue.....................      17,296         79,235          96,607         96,156
                                                 -------        -------         -------        -------
Cost of revenue:
  Film and animation services...............       2,061         21,672          20,662         25,673
  Software..................................         129            136             408            567
                                                 -------        -------         -------        -------
          Total cost of revenue.............       2,190         21,808          21,070         26,240
                                                 -------        -------         -------        -------
          Gross profit......................      15,106         57,427          75,537         69,916
                                                 -------        -------         -------        -------
Operating expenses:
  Research and development..................       1,404          1,597           4,579          4,263
  Sales and marketing.......................         390            338           1,117            989
  General and administrative................       1,873          1,761           5,694          4,703
                                                 -------        -------         -------        -------
          Total operating expenses..........       3,667          3,696          11,390          9,955
                                                 -------        -------         -------        -------
          Income from continuing
            operations......................      11,439         53,731          64,147         59,961
Other income................................       3,579          1,913           9,474          5,571
                                                 -------        -------         -------        -------
          Income from continuing operations
            before income taxes.............      15,018         55,644          73,621         65,532
Income tax expense..........................       6,232         23,370          30,553         25,984
                                                 -------        -------         -------        -------
          Net income from continuing
            operations......................       8,786         32,274          43,068         39,548
Income from discontinued operations, net of
  taxes.....................................          35             13             161             80
                                                 -------        -------         -------        -------
          Net income........................     $ 8,821        $32,287         $43,229        $39,628
                                                 =======        =======         =======        =======
Basic net income per share from continuing
  operations................................     $  0.19        $  0.70         $  0.91        $  0.86
Basic net income per share from discontinued
  operations................................        0.00           0.00            0.01           0.00
                                                 -------        -------         -------        -------
Basic net income per share..................     $  0.19        $  0.70         $  0.92        $  0.86
                                                 =======        =======         =======        =======
Shares used in computing basic net income
  per share.................................      47,376         46,355          47,187         45,975
                                                 =======        =======         =======        =======
Diluted net income per share from continuing
  operations................................     $  0.18        $  0.63         $  0.86        $  0.77
Diluted net income per share from
  discontinued operations...................        0.00           0.00            0.01           0.00
                                                 -------        -------         -------        -------
Diluted net income per share................     $  0.18        $  0.63         $  0.87        $  0.77
                                                 =======        =======         =======        =======
Shares used in computing diluted net income
  per share.................................      49,837         51,223          49,918         51,253
                                                 =======        =======         =======        =======

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              SEPTEMBER 30,    OCTOBER 2,
                                                                  2000            1999
                                                              -------------    ----------
Cash flows from operating activities:
  Net income................................................    $  43,229      $  39,628
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
     Discontinued operations................................         (161)           (80)
     Depreciation and amortization..........................        3,547          5,128
     Loss on disposition of property and equipment..........           (2)            --
     Amortization of capitalized film production costs......       20,178         25,398
     Deferred income tax....................................           --          2,034
     Changes in operating assets and liabilities:
       Receivables, net.....................................        9,801         (6,664)
       Prepaid expenses and other assets....................         (863)          (105)
       Accounts payable.....................................        2,397         (2,315)
       Income taxes payable.................................      (11,220)        24,655
       Payable to Disney....................................           --         (3,161)
       Accrued liabilities..................................       (4,304)         1,604
       Unearned revenue.....................................       15,157           (359)
                                                                ---------      ---------
          Net cash provided by continuing operations........       77,759         85,763
          Net cash provided by discontinued operations......          161             80
                                                                ---------      ---------
          Net cash provided by operating activities.........       77,920         85,843
                                                                ---------      ---------
Cash flows from investing activities:
  Purchase of property and equipment........................      (41,100)       (25,803)
  Proceeds from sale of equipment...........................          399            994
  Proceeds from sale of short-term securities...............      281,789        110,529
  Investments in short-term securities......................     (276,710)      (158,983)
  Capitalized film production costs.........................      (19,044)       (24,507)
                                                                ---------      ---------
          Net cash used in investing activities.............      (54,666)       (97,770)
                                                                ---------      ---------
Cash flows from financing activities:
  Proceeds from exercised stock options.....................        5,267          3,668
                                                                ---------      ---------
          Net cash provided by financing activities.........        5,267          3,668
                                                                ---------      ---------
Net increase (decrease) in cash and cash equivalents........       28,521         (8,259)
Cash and cash equivalents at beginning of period............       31,170         29,557
                                                                ---------      ---------
Cash and cash equivalents at end of period..................    $  59,691      $  21,298
                                                                =========      =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes..............    $  41,886      $      --
                                                                =========      =========
Supplemental disclosure of non-cash investing and financing
  activities:
  Loss on equipment disposals capitalized as film production
     costs..................................................    $     396      $     603
                                                                =========      =========
  Unrealized gain (loss) on investments.....................    $     526      $    (778)
                                                                =========      =========
  Tax benefit from disqualifying dispositions...............    $      --      $  14,163
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

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 2000 financial statement presentation.

(2) FISCAL YEAR

     Effective for fiscal year 1998, we adopted a 52- or 53-week fiscal year, changing the year end date from December 31 to the Saturday nearest December 31. Fiscal year 2000 will end on December 30, 2000 and will consist of 52 weeks.

(3) NET INCOME PER SHARE

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants. Options to purchase approximately 2.6 million shares of common stock , and 661,000 shares of common stock, respectively, were outstanding during the three and nine month periods ending September 30, 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

     Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                              QUARTER ENDED
                                          ------------------------------------------------------
                                             SEPTEMBER 30, 2000             OCTOBER 2, 1999
                                          -------------------------    -------------------------
                                           NET                           NET
                                          INCOME    SHARES     EPS     INCOME     SHARES    EPS
                                          ------    ------    -----    -------    ------   -----
Basic net income per share............    $8,821    47,376    $0.19    $32,287    46,355   $0.70
Effect of dilutive shares:
  Warrants/options....................        --     2,461                  --     4,868
                                          ------    ------             -------    ------
Diluted net income per share..........    $8,821    49,837    $0.18    $32,287    51,223   $0.63
                                          ======    ======             =======    ======

                                                            NINE MONTHS ENDED
                                         -------------------------------------------------------
                                             SEPTEMBER 30, 2000             OCTOBER 2, 1999
                                         --------------------------    -------------------------
                                           NET                           NET
                                         INCOME     SHARES     EPS     INCOME     SHARES    EPS
                                         -------    ------    -----    -------    ------   -----
Basic net income per share...........    $43,229    47,187    $0.92    $39,628    45,975   $0.86
Effect of dilutive shares:
  Warrants/options...................         --     2,731                  --     5,278
                                         -------    ------             -------    ------
Diluted net income per share.........    $43,229    49,918    $0.87    $39,628    51,253   $0.77
                                         =======    ======             =======    ======

                                     PIXAR

(4) OTHER COMPREHENSIVE INCOME (LOSS)

     For the three and nine months ended September 30, 2000, other comprehensive income was $380,000 and $526,000, respectively. Other comprehensive loss was $82,000 and $778,000, respectively, for the same periods of the prior year.

(5) FEATURE FILM AND CO-PRODUCTION AGREEMENTS

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

  Co-Production Agreement

     In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which now governs all films we have made since Toy Story. Under the Co-Production Agreement, we agreed, on an exclusive basis, to produce five original computer-animated theatrical motion pictures (the "Pictures") for distribution by Disney. A Bug's Life, released in 1998, and Toy Story 2, released in November 1999, were the first films produced under this agreement. Films in development or production at Pixar as of September 30, 2000, all governed by this agreement, include our fourth film, "Monsters, Inc.", our fifth film (with the working title "Finding Nemo"), our sixth film (Film Six) and our seventh film (Film Seven). A Bug's Life, Monsters, Inc., Finding Nemo, Film Six and Film Seven will be counted toward the five original Pictures under this agreement, whereas Toy Story 2 is a derivative work that will not count towards the Pictures. However, under the Co-Production Agreement, all provisions applicable to the Pictures also apply to any derivative works that we elect to produce, such as Toy Story 2. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney's marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that we will produce each Picture and Disney will control decisions relating to film marketing and distribution.

(6) DISCONTINUED OPERATIONS

     In 1997, we determined to discontinue our business of producing CD-ROM and other interactive products. We immediately discontinued these operations and reassigned all employees of this division. Since the measurement date and the disposal date were virtually simultaneous, no income or loss was measured for the intervening period. We recorded income from discontinued operations of $161,000 and $80,000, net of income taxes, for the nine months ended September 30, 2000 and October 2, 1999, respectively, due to royalty income received for the Toy Story CD-ROM products. We do not expect any significant CD-ROM royalty income in future periods.

(7) SEGMENT REPORTING

     We adopted the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Our chief operating decision-maker is considered to be our Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial perform-

                                     PIXAR
ance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations and we have no foreign operations. Therefore, we operate in a single operating segment.

(8) IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the AICPA issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." The guidance in this SOP applies to all types of films, and is applicable to all producers or distributors that own or hold rights to distribute or exploit films. For purposes of this SOP, films are defined as feature films, television specials, television series, or similar products including animated films and television programming that are sold, licensed or exhibited, whether produced on film, videotape, digital, or other video recording format. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000. We have evaluated the pro forma effects of SOP 00-2, and based on that evaluation, we do not believe SOP 00-2 will have a material effect on our financial statements, liquidity, or results of operations.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of ABP Opinion No. 25." This interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of an employee for purposes of applying Opinion 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 did not have a material effect on our financial statements, liquidity, or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133", issued in June 2000, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. Earlier application of all provisions of this statement is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. We do not believe that adoption of this statement will have a material effect on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the industry in which we operate, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "-- Dependence on Feature Films, and Difficulty and Risks in Forecasting the Toy Story Franchise, Monsters, Inc. and A Bug's Life Revenues" as well as those noted in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2000 (the "Form 10-K"). Particular attention should be paid to the cautionary language in the section in the Form 10-K entitled "--Dependence on Toy Story 2, A Bug's Life and Toy Story in 2000," "-- Risks Associated with Adequacy of Cash Balances," "--Risks Associated with Scheduled Successive Release of Films" and "-- Risks Associated with Co-Production Agreement." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     In May 1999, we began production on our fourth theatrical film, Monsters, Inc. In 2000, we began production on our fifth animated feature film, "Finding Nemo." In 1999 we began concept development on our sixth animated feature film, "Film Six" and in 2000 we began concept development on our seventh animated feature film, "Film Seven." These films will be produced and distributed under the Co-Production Agreement and will count as the second, third, fourth and fifth films of the five original films to be produced under the Co-Production Agreement. We do not expect to release Monsters, Inc. until Thanksgiving 2001, at the earliest, and Finding Nemo until the summer of 2003, at the earliest. Film Six and Seven are currently targeted for release no earlier than 2004 and 2005, respectively.

  Target Earnings per Share for Fiscal Year 2000 and 2001

     We are targeting diluted earnings per share of $1.45 for fiscal year 2000, which represents an increase to the guidance of at least $1.30 we had targeted during the second quarter of fiscal year 2000. This increase can be attributed to higher than anticipated merchandise and television revenues from Toy Story and A Bug's Life and to higher than anticipated software revenue in the third quarter of 2000, as well as from sales of A Bug's Life to international pay television, now projected for the fourth quarter.

     In addition, we expect our fiscal year 2001 diluted earnings per share to be somewhere in the range of $0.20 to $0.45. This estimate is primarily based on our current expectations regarding the following: (1) merchandise revenue relating to the sale of products from the Toy Story franchise and A Bug's Life;
(2) residual home video sales from all three titles; (3) revenues from potential worldwide television exhibition of A Bug's Life, Toy Story and Toy Story 2; and
(4) our assumptions, including the timing and amount, for box office receipts from our upcoming film, Monsters, Inc., targeted for release Thanksgiving 2001.

     These statements are forward-looking, and actual results may differ materially. Factors that could cause actual fiscal year 2000 and 2001 results to differ include but are not limited to: (1) the timing of the release of the Toy Story 2 home video in foreign markets and the timing and amount of related revenues from domestic and foreign home video; (2) the timing and amount of Monsters, Inc., Toy Story franchise and A Bug's Life merchandise sales; (3) the timing and amount of revenue from the Buzz Lightyear of Star Command television series and related home video release; (4) the timing and amount of our remaining revenues from the home video release of A Bug's Life and Toy Story as part of Disney's Gold Collection; (5) the timing and amount of worldwide television revenues for A Bug's Life, Toy Story and Toy Story 2; (6) the timing of the theatrical release of Monsters, Inc. and the amount of related revenue;
(7) the timing and amount of distribution costs incurred in all markets for Monsters, Inc., Toy Story 2, Toy Story and A Bug's Life; (8) the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits; and (9) the timing and amount of non-film related revenues, such as software sales and interest income. See "Risk Factors" set forth below for important factors that could cause actual results to differ.

RESULTS OF OPERATIONS

REVENUE

     Total revenue for the three and nine months ended September 30, 2000 was $17.3 million and $96.6 million, respectively, compared to $79.2 million and $96.2 million in the corresponding periods of the prior year. The decrease in revenues for the three month period as compared to the prior year period can be attributed to a decrease in film revenue.

     Film and animation services revenue for the quarter ended September 30, 2000 was $15.5 million compared with $77.5 million in the corresponding prior year period. The decrease in revenue from the prior year period was due to the earlier home video release of A Bug's Life in April 1999, versus the October 2000 home video release of Toy Story 2.

     Film revenue for the third quarter of 2000 consisted primarily of $11.8 million of continued merchandise sales, derivative works, and international television licensing of the Toy Story franchise, as well as recognized royalties from the direct-to-video release of Buzz Lightyear of Star Command. Additionally, A Bug's Life contributed $3.7 million to revenue through home video sales and international premium pay television licensing. Included in film revenue was approximately $4.0 million of earlier than expected international television sales from both Toy Story and A Bug's Life, as well as one-time revenues associated with Toy Story interactive games. Film revenue for the nine months ended September 30, 2000 and October 2, 1999 was $89.4 million and $91.2 million, respectively. Although the amounts were relatively consistent for the nine month periods, the components varied in each fiscal year. In 1999, A Bug's Life home video, which was released in April 1999, contributed to revenue for the nine months ended October 2, 1999. In fiscal year 2000, we had higher worldwide theatrical revenue for Toy Story 2, which offset the effect of a later home video release for Toy Story 2 as compared to A Bug's Life in the same prior year period. Additionally, beginning with the first quarter of 2000, we have had an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits. Under the Co-Production Agreement, we share equally with Disney in the profits of Toy Story 2 and A Bug's Life after Disney recovers its distribution costs and fees See "Risk Factors -- Dependence on Feature Films."

     Animation services revenue includes revenue generated from short projects related to our feature films. Animation services revenue decreased to $58,000 for the three months ended September 30, 2000 from $185,000 in the corresponding prior year period and increased to $872,000 for the nine months ended September 30, 2000 from $408,000 in the corresponding prior year period. We expect that revenue in this area will continue to vary significantly from quarter to quarter due to the sporadic nature of this business and the need to utilize animation services employees on other productions. For example, we transferred substantially all of our animation services employees to assist in the completion of both A Bug's Life and Toy Story 2 during peak production periods. There can be no assurance that we will generate any animation services revenues during periods in which animation services employees are devoted to feature films or other projects.

     Software revenue includes software license revenue, principally from RenderMan, and royalty revenue from licensing Physical Effects, Inc. (PEI) technology to a third party. Software revenue remained relatively constant at $1.8 million for the three months ended September 30, 2000 versus $1.7 million in the corresponding prior year period and increased to $6.3 million for the nine months ended September 30, 2000 from $4.6 million in the corresponding prior year period. The increase in software revenue resulted primarily from a general increase in RenderMan software licensing, and to a lesser extent, from an increase in the royalty revenue from licensing PEI technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate significantly higher RenderMan sales. Therefore, we expect ongoing variability in revenues derived from software licenses and that such revenue will remain flat or possibly decline. All historical and future royalty income associated with our discontinued CD-ROM division is now and will continue to be excluded from software revenue and presented in results of discontinued operations. See "Results of Discontinued Operations."

     For the three and nine months ended September 30, 2000, Disney accounted for 92% and 94% respectively, of our total revenue. The revenue from Disney consisted of film and animation services revenue, and software revenue. Due to the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2000 and for the foreseeable future. As of September 30, 2000, amounts related to Disney include receivables which represent 49% of the receivables balance and unearned revenue from Disney, which represented 91% of unearned revenue on the balance sheet. For the three and nine months ended October 2, 1999, Disney accounted for 98% and 95%, respectively, of our total revenue, primarily from film and animation services revenue.

COST OF REVENUE

     Cost of film and animation services revenue for the three months ended September 30, 2000, decreased to $2.1 million from $21.7 million in the corresponding prior year period and for the nine months ended September 30, 2000, decreased to $20.7 million from $25.7 million in the corresponding prior year period. Cost of film revenue represents amortization of capitalized film costs. See "Capitalized Film Production Costs." For the three months ended September 30, 2000, cost of film revenue represents amortization of film costs associated with Toy Story 2 and A Bug's Life, and represents 13% of total film revenue. For the nine months ended September 30, 2000, cost of film revenue represents amortization of capitalized film costs associated with Toy Story 2 and to a lesser extent, our library titles, and represents 23% of total film revenue. For the three and nine months ended October 2, 1999, cost of film revenue represented amortized costs from A Bug's Life, and was 28% of total film revenue for both periods. The decrease in cost of revenue as a percent of revenue for the current period as compared to the prior year periods, can be attributed to revenue relating to Toy Story for which there was no related cost. Higher than expected Toy Story film revenue resulted in amortizing all Toy Story related film costs by December 31, 1997.

     Cost of animation services revenue consists of production costs, which include salaries, benefits, facility expenses and department overhead costs. Cost of animation services revenue as a percentage of related revenue increased to 72% for the three months ended September 30, 2000 from 65% in the corresponding prior year period. Cost of animation services revenue as a percentage of related revenue was 55% and 67% for the nine months ended September 30, 2000 and October 2, 1999, respectively. Animation services projects are negotiated individually and depending on the complexity of the project, profit margins vary significantly from project to project.

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, as well as amortization of purchased technology. Cost of software revenue includes no amortization of capitalized software development expenses. Cost of software revenue as a percentage of the related revenue was 7% and 6% for the three and nine months ended September 30, 2000, compared to 8% and 12% for the three and nine month corresponding prior year periods. The percentage decreases for the three and nine months ended September 30, 2000 are due to increases in software and license sales that have low associated costs. Included in cost of software revenue for the three and nine months ended September 30, 2000 is $120,000 and $360,000, respectively, of amortization of $2.7 million of purchased technology associated with the acquisition of PEI. Over a period not to exceed four years, we are amortizing this purchased technology against related license revenue. As a result of the ongoing amortization of purchased technology, our total software gross profit may be lower during the next few years as compared to software gross profit prior to the 1998 acquisition. In addition, if we determine that the license revenue generated by the purchased technology will be lower than expected and that all or part of the purchased technology asset may not be recoverable, we would, at that point, be required to write off all or a significant portion of the unamortized purchased technology.

OPERATING EXPENSES

     Although total operating expenses remained relatively consistent for the current quarter as compared to the previous quarter, total operating expenses for the nine months ended September 30, 2000 were higher than in the prior year corresponding period. We intend to continue to increase our spending levels in a number of areas. With respect to general expense growth, as a result of intense competition for animators, creative personnel, technical directors and certain administrative personnel, we have had to pay higher salaries to attract new creative, technical and other personnel. We expect compensation for such personnel to continue to increase. In addition, the increase in operating expenses from the previous period reflects costs associated with the growth of the studio as we ramp up toward our goal of producing one feature film per year. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

     Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan product and for our proprietary Marionette and Ringmaster animation and production management software and for creative development of concepts for future films. Research and development expenses decreased to $1.4 million in the three months ended September 30, 2000 from $1.6 million in the corresponding prior year period, due to a short project in progress in 1999, which was completed in the second quarter of 2000. For the nine months ended September 30, 2000 research and development expenses increased to $4.6 million from $4.3 million in the corresponding prior year period. In the first quarter of fiscal year 2000 we recorded a one-time $523,000 adjustment, which reduced our research and development expenses for the nine months ended September 30, 2000, from $5.1 million to $4.6 million. This adjustment was due to an additional reimbursement from Disney under the Co-Production Agreement for certain research and development expenses incurred prior to fiscal year 2000. After allowing for this adjustment, the increase is due to our continued investment in proprietary technology, short film projects and creative development. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and marketing expenses consist primarily of salaries and related overhead, as well as advertising, technical support, public relations and trade show costs required to support our software segment. Sales and marketing expenses increased to $390,000 for the three months ended September 30, 2000 from $338,000 in the corresponding prior year period and increased to $1.1 million for the nine months ended September 30, 2000 from $989,000 in the corresponding prior year period. Increases in both periods from 1999 are attributable to increases in corporate marketing and public relations. We believe that sales and marketing expenses will increase in absolute dollars in future periods.

     General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $1.9 million for the three months ended September 30, 2000 from $1.8 million in the corresponding prior year period and increased to $5.7 million for the nine months ended September 30, 2000 from $4.7 million in the corresponding prior year period. The increase was due to general and administrative staffing and public company costs. We expect general and administrative expenses to further increase in absolute dollars in future periods.

OTHER INCOME

     Other income was $3.6 million and $9.5 million for the three and nine months ended September 30, 2000, respectively, and $1.9 million and $5.6 million for the three and nine months ended October 2, 1999, respectively, consisting primarily of interest income on short-term investments. The increase for both periods is primarily due to an increase in interest rates and an increase in our average cash, cash equivalents and short-term investment balances through September 30, 2000.

INCOME TAXES

     Income tax expense from continuing operations for the three and nine months ended September 30, 2000 reflects our federal and state income tax liability of 41.5%, consistent with statutory rates. Income tax expense as a percentage of pre-tax income for the three and nine months ended October 2, 1999, was 42.0% and 39.7%, respectively. The income tax rate remained constant for fiscal year 2000 because in 1999, we utilized our remaining net operating loss carryforwards, except those originating from the exercise of non-qualified employee stock options. The realization of tax benefits from the exercise of non-qualified employee stock options will reduce the amount of our tax payments and liabilities, but will not reduce our effective tax rate. We expect our tax rate in the future to be at or near statutory levels.

RESULTS OF DISCONTINUED OPERATIONS

     After the Co-Production Agreement was executed, we determined that the resources devoted to our interactive products division would be better allocated to other projects arising from the Co-Production Agreement. We determined in 1997 to discontinue our business of producing CD-ROM and other interactive products and redirected employees in that division to film and related projects. For the nine months ended September 30, 2000 and October 2, 1999, we recorded income from discontinued operations of $161,000 and $80,000, respectively, net of income taxes, due to royalty income received. We do not expect to receive any significant CD-ROM royalty income in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased $24.0 million to $218.9 million at September 30, 2000 from $194.9 million at January 1, 2000 due primarily to cash received from Disney for our share of film revenue, as well as software revenue and interest income. This increase was offset by film production spending and construction spending of $31 million on our new studio and headquarter facilities in Emeryville, California. On March 16, 2000, we purchased an existing building on 1.76 acres in Emeryville for $7.7 million. While it was purchased for potential future expansion, the building presently serves as rental property, is currently occupied by commercial tenants and has generated net rental income of $180,000 for the period ended September 30, 2000.

     Net cash provided by continuing operations for the nine months ended September 30, 2000 was primarily attributable to net income of $43.2 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $23.7 million, and increases in unearned revenue and accounts payable totaling $17.6 million, and a decrease in receivables of $9.8 million, offset by decreases in income taxes payable and accrued liabilities totaling $15.5 million. Cash flows used in investing activities were due primarily to investments in short-term securities of $276.7 million, the purchase of property and equipment of $41.1 million and funding of film production costs of $19.0 million, offset by net proceeds from maturities of short-term securities of $281.8 million. Cash flows provided by financing activities were due to proceeds from the exercise of stock options.

     As of September 30, 2000, our principal source of liquidity was $218.9 million in cash, cash equivalents and short-term investments. We believe that these funds will be sufficient to meet our operating requirements through the next twelve months.

CAPITALIZED FILM PRODUCTION COSTS

     We had $63.4 million in capitalized film production costs as of September 30, 2000, consisting primarily of costs relating to Toy Story 2, A Bug's Life, Monsters, Inc., and Finding Nemo, all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the AICPA issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." The guidance in this SOP applies to all types of films, and is applicable to all producers or distributors that own or hold rights to distribute or exploit films. For purposes of this SOP, films are defined as feature films, television specials, television series, or similar products including animated films and television programming that are sold, licensed or exhibited, whether produced on film, videotape, digital, or other video recording format. SOP 00-2, which we plan to adopt in the first quarter of fiscal year 2001, is effective for financial statements for fiscal years beginning after December 15, 2000. We have evaluated the pro forma effects of SOP 00-2, and based on that evaluation, we do not believe SOP 00-2 will have a material effect on our financial statements, liquidity, or results of operations.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of ABP Opinion No. 25." This interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of an employee for purposes of applying Opinion 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 did not have a material effect on our financial statements, liquidity, or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of

FASB Statement No. 133, and Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133," issued in June 2000, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. Earlier application of all provisions of this statement is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. We do not believe that adoption of this statement will have a material effect on our financial statements.

RISK FACTORS

     For the balance of fiscal year 2000, and for fiscal year 2001, our revenue and operating results will be largely dependent upon: (1) the timing of the release of the Toy Story 2 home video in foreign markets and the timing and amount of related revenues from domestic and foreign home video; (2) the timing and amount of Monsters, Inc., the Toy Story franchise and A Bug's Life merchandise sales; (3) the timing and amount of revenue from the Buzz Lightyear of Star Command television series and related home video release; (4) the timing and amount of our remaining revenues from the home video release of A Bug's Life and Toy Story as part of Disney's Gold Collection; (5) the timing and amount of worldwide television revenues for A Bug's Life, Toy Story and Toy Story 2; (6) the timing of the theatrical release of Monsters, Inc. and the amount of related revenue; (7) the timing and amount of distribution costs incurred in all markets for Monsters, Inc., Toy Story 2, Toy Story and A Bug's Life; (8) the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits; and (9) the timing and amount of non-film related revenue, such as software sales and interest income.

     The following is a discussion of certain factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in our Form 10-K under the section entitled "Risk Factors."

DEPENDENCE ON FEATURE FILMS

     Under the Co-Production Agreement, Pixar and Disney share equally in the profits of a A Bug's Life, Toy Story 2, and Monsters, Inc. after Disney recovers its distribution fee and its marketing and distribution costs. Distribution costs include worldwide theatrical release costs, costs related to merchandise, Disney's costs to distribute home videos in the United States and foreign markets, Disney's distribution fee, and other distribution costs such as talent participation and residuals.

     Beginning with the first quarter of 2000, we have had an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits. While we anticipate this improved ability will continue to allow us to recognize our share of film revenues and gross profits on a more timely basis, we will remain dependent on the timing, accuracy, and sufficiency of the information provided by Disney.

  Revenues from Toy Story 2 and A Bugs's Life

     We will continue to be significantly dependent upon the success of Toy Story 2 for the balance of fiscal year 2000 and in fiscal year 2001. We have already recognized in the first nine months of 2000 essentially all of Toy Story 2 worldwide theatrical revenues, as well as a substantial amount of anticipated related merchandise revenue. Toy Story 2 was released on home video domestically on October 17, 2000, and was released in various major international markets, including the U.K. and Japan, in November 2000. Consequently, we anticipate a significant amount of expected lifetime worldwide home video revenues from Toy Story 2 will be recognized in the fourth quarter of 2000. We also expect some revenues from the Buzz Lightyear of Star

Command television series and related home video release. However, there is no guarantee revenues from either of these sources will be sufficient to meet our targeted earnings for fiscal year 2000. In fiscal year 2001, we anticipate revenues from continuing worldwide home video sales, merchandising and some television revenues, however there can be no assurance that such revenues will be sufficient to meet our targeted earnings.

     A Bug's Life was released in November 1998, and we have recognized film revenues to date of $113 million resulting primarily from the domestic and foreign theatrical revenues from A Bug's Life, related domestic and foreign home video revenue, related merchandise licensing, and some television revenue, offset by Disney's distribution costs and its distribution fee. In line with Disney's new home video strategy, by which more titles will be available on a year-round basis, A Bug's Life VHS and DVD were repackaged and released as part of Disney's Gold Collection on August 1, 2000. We expect sources of revenue for the balance of 2000 and in fiscal year 2001 to include any remaining revenues from these home video sales, possibly some television revenues, and any remaining merchandise royalties; however, there can be no assurance that such revenues will be sufficient to meet our targeted earnings for the remainder of 2000 and 2001.

  Revenue from Monsters, Inc.

     While we anticipate Monsters, Inc. will be released as targeted in Thanksgiving 2001, we cannot guarantee Monsters, Inc. will be released at the scheduled time, and if it is released as scheduled, whether it will be a box office success. A significant portion of our anticipated revenues for fiscal year 2001, are based on the assumption that Monsters, Inc. will be released as scheduled, and that it will be a relative box office success. If Monsters, Inc. is not released as scheduled, and is not a relative box office success, it would adversely affect our 2001 operating results.

  Revenue from Toy Story

     We have already recognized the majority of the revenue we expect to receive from Toy Story. Disney re-released the original Toy Story home video, in VHS format, in January 2000 as part of Disney's Gold Collection, and released the DVD version of Toy Story for the first time along with the Toy Story 2 home video release in October 2000. Other than potential revenue from these home video releases, any additional worldwide television revenues, and any additional merchandise sales, we do not expect to recognize further significant revenue from Toy Story.

DIFFICULTY AND RISKS IN FORECASTING THE TOY STORY FRANCHISE, MONSTERS, INC., AND A BUG'S LIFE REVENUES

     It is difficult to forecast the amount and timing of our future revenues from the Toy Story franchise, Monsters, Inc., and A Bug's Life for the balance of 2000 and for fiscal year 2001. The amount of future revenues depends not only on customer acceptance of a film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category -- home video, merchandise and television being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, toys or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. Disney's strategic distribution decisions also impact the amount of our future revenues. For example, in the first half of 1999, Disney reported general softness in its domestic home video sales and worldwide merchandise licensing as compared to levels associated with many of its previous blockbuster animated feature films. As a result, Disney implemented a new strategy of releasing animated films on home video year round, and in special editions in both VHS and DVD formats. However, the relative success of that new strategy is not yet known. For this reason and all of the above reasons, in spite of Toy Story 2's remarkable box office success, it is difficult to predict how successful its home video release will be, or how successful sales of other follow-on products will be for the balance of 2000 and fiscal year 2001. Similarly, it is difficult to predict remaining video sales or television revenue from A Bug's Life in 2000 and 2001. It is also difficult to predict theatrical revenue and related merchandise revenue from the anticipated release of Monsters, Inc. in the fourth quarter of 2001.

     With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While the timing of theatrical releases is typically known well in advance of release, the timing of release of follow-on products is often decided just in advance of release, is subject to change, and is therefore less predictable. For example, it was not until the first quarter of fiscal year 2000 that it was determined that the Toy Story 2 home video would be released domestically on October 17, 2000. In all product categories, timing of revenues is particularly uncertain with respect to releases in foreign markets as a foreign product release is often marked by a rollout across many countries over the course of many months. Therefore, the timing of international revenues is inherently more difficult to predict than the timing of domestic revenues. In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us of additional distribution costs to those previously forecasted, as occurred in the second quarter of fiscal year 2000. Such adjustments have and may continue to impact our revenue share and our film gross profit. Due to these factors, the amount and timing of our future revenues from Toy Story 2 and A Bug's Life are difficult to forecast, and it is possible, in any given quarter, that we will not recognize sufficient film revenue to generate significant earnings.

     Under the Co-Production Agreement, Pixar and Disney share the production costs of our feature films. We initially capitalized our share of these costs as film production costs. Our policy is to amortize these costs over the expected revenue streams as we recognize revenues from the associated films. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. In any given quarter, if our forecast changes with respect to total anticipated revenue from any individual feature film and becomes lower than was previously forecasted, we would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins would adversely impact our business, operating results, and financial condition.

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

  Fluctuations in Operating Expenses

     Increase in Our Operating Expenses and Effective Tax Rate. Over the last few years, we significantly increased our operating expenses, and we plan to continue to increase our operating expenses to fund greater levels of research and development and to expand operations. Specifically, we expect our spending levels to increase significantly due to (1) continued investment in proprietary software systems, (2) increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, (3) increased costs associated with the expansion of our facilities, and (4) increased investment in creative development. A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 2000. Finally, our tax rate in the first nine months of fiscal year 2000 approximates statutory levels and is expected to remain at that level in future periods because we have utilized our remaining net operating loss carryforwards, except those which originated as non-qualified employee stock option costs. The realization of tax benefits from non-qualified employee stock option costs will not reduce our effective tax rate in the future.

     Difficulty in Predicting Operating Expenses. Moreover, our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production. A substantial portion of all of our other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts , our reported operating expenses for the first nine months of fiscal year 2000 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and overhead.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest in a variety of investment grade, interest-bearing securities, including fixed rate obligations of corporations, municipalities and national governmental entities and agencies. This diversification of risk is consistent with our policy to ensure safety of our principal and maintain liquidity. We only invest in securities with a maturity of 24 months or less, with only government obligations exceeding 12 months. Our investments are fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

     All of our financial instruments are held for purposes other than trading and are considered "available for sale" per SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The table below provides information regarding our investment portfolio at September 30, 2000. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

                                                      LESS THAN     OVER
                                                       1 YEAR      1 YEAR      TOTAL
                                                      ---------    -------    --------
Available-for-sale securities.......................  $178,645     $32,060    $210,705
Weighted-average interest rate......................      6.12%       6.63%       6.20%

     While our products are distributed in foreign markets by Disney and its affiliates, we derive no direct revenues from foreign markets. However, our revenue share estimate is affected by foreign currency fluctuations as managed by Disney.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         27.1  Financial Data Schedule

     (b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by Pixar during the quarter ended
         September 30, 2000.

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

Date: November 14, 2000

                                 EXHIBIT INDEX

EXHIBITS                            DESCRIPTION
--------                            -----------
  27.1      Financial Data Schedule