Form 10-K
period 2000-12-30
PIXAR \CA\
filed 2001-03-30
CIK 1002114

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

                 1200 PARK AVENUE, EMERYVILLE, CALIFORNIA 94608
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 752-3000

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2001, there were 47,783,625 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 15, 2001) was approximately $576,704,788. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference to Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

ITEM 1.   BUSINESS....................................................    1
          Risk Factors................................................   14
ITEM 2.   PROPERTIES..................................................   29
ITEM 3.   LEGAL PROCEEDINGS...........................................   29
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   29
          Executive Officers of the Company...........................   31

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS.....................................................   33
ITEM 6.   SELECTED FINANCIAL DATA.....................................   33
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   34
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   39
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   40
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   40

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............   41
ITEM 11.  EXECUTIVE COMPENSATION......................................   41
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   41
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   41

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   41
SIGNATURES............................................................

     This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under " Risk Factors" on pages 14 through 29. Particular attention should be paid to the cautionary language in Risk Factors "-- To meet our fiscal 2001 diluted earning per share target, we must receive sufficient revenues primarily from our feature films and, to a lesser extent, our non-film related sources," "-- Our operating results have fluctuated in the past and we expect such fluctuations to continue, "-- Our scheduled successive releases of feature films will continue to place a strain on our resources," and "-- The Co-Production Agreement imposes several risks and restrictions on us." Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. We are a leading digital animation studio with the creative, technical and production capabilities to create a new generation of animated feature films and related products. Our objective is to create, develop and produce computer-animated feature films with a new three-dimensional appearance, heartwarming stories and memorable characters that appeal to audiences of all ages. Through the creation of entertaining, enduring and successful films, we seek to become a leading brand in animated feature films. We created and produced our first three films, Toy Story, A Bug's Life and Toy Story 2, which were marketed and distributed by The Walt Disney Company (along with its subsidiaries hereinafter referred to as "Disney"). Toy Story was released in 1995 and generated over $191 million in domestic box office revenue. Our second animated feature film, A Bug's Life, was released in 1998 and generated over $162 million in domestic box office revenue. Our third and latest animated feature film, Toy Story 2, was released in November 1999 and generated over $245 million in domestic box office revenue, making it the second highest domestic grossing animated feature film of all time.

     In 1997, we extended our existing relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, we agreed to produce, on an exclusive basis, five original computer-animated feature films (the "Pictures") for distribution by Disney. Pixar and Disney agreed to co-finance and co-brand the films and share equally in the profits of each film and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs and fees. The first original film produced under the Co-Production Agreement was A Bug's Life, and we will produce four additional original animated feature films under this agreement, including Monsters, Inc., Finding Nemo, Film Six and Film Seven. As a sequel, Toy Story 2 does not count toward the five original films; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the five original films. See "-- Relationship with Disney -- Co-Production Agreement."

RECENT DEVELOPMENTS

     Ed Catmull Named President. In January 2001, we announced the appointment of Ed Catmull to President. Ed Catmull has served as a member of our executive team and Chief Technical Officer since the incorporation of the company in 1986. Additionally, in March 2001, he was honored by the Academy of Motion Picture Arts & Sciences, along with two other Pixar employees, Loren Carpenter, Senior Scientist, and Rob Cook, Senior Scientist, with an Oscar(R) "for significant advancements to the field of motion picture rendering as exemplified in RenderMan(R)."

BUSINESS MODEL AND PRODUCTS

     Our goal is to become a leading brand in family entertainment through the development and production of high quality animated films and related products, such as toys, soundtracks, interactive games, and apparel. To achieve this goal, we have entered into a Co-Production Agreement with Disney. This agreement allows us to focus on the production and creative development of the films while utilizing Disney's marketing expertise and substantial distribution infrastructure to market and distribute our co-branded feature films and related products.

     Animated Feature Films. Our first animated feature film, Toy Story, was released in November 1995. In November 1998, we released A Bug's Life, our second animated feature film with Disney. A Bug's Life was the first of five original films (the "Pictures") to be developed and distributed under our Co-Production Agreement with Disney. In November 1999, we released Toy Story 2, our third animated feature film produced for distribution by Disney. While not counting as one of the five original Pictures, Toy Story 2 is subject to the same terms as the five Pictures developed and produced under the Co-Production Agreement.

     We intend to continue to develop computer-animated feature films for the family entertainment market. In 1999, we began production on our fourth animated feature film, Monsters, Inc. and concept development on our sixth animated feature film, "Film Six." In 2000, we began production on our fifth animated feature film, Finding Nemo and concept development on our seventh animated feature film, "Film Seven." These films will be produced and distributed under the Co-Production Agreement and will count as the second, third, fourth and fifth films of the original five films to be produced under the Co-Production Agreement. We plan to release Monsters, Inc. in November 2001, and we do not expect to release Finding Nemo until summer 2003, at the earliest. Film Six and Film Seven are currently targeted for release no earlier than 2004 and 2005, respectively. See "Risk Factors -- Our scheduled successive releases of feature films will continue to place a strain on our resources."

     Home Videos. Following their theatrical release, Toy Story, A Bug's Life, and Toy Story 2 were released on home video. Disney initially released Toy Story on home video, in the VHS format, in October 1996. In April 1999, A Bug's Life was released on home video in VHS and DVD formats. In 2000, Disney implemented a new home video strategy whereby many of the animated titles distributed by the studio will be available on a year-round basis. Pursuant to this strategy, the VHS format of Toy Story was re-released domestically in January 2000 as part of Disney's Home Video "Gold Collection." Similarly, both formats of A Bug's Life were re-released domestically as part of the "Gold Collection" in August 2000.

     In October 2000, Disney released Toy Story 2 in the VHS and DVD formats. The Toy Story 2 DVD release occurred simultaneously with the Toy Story DVD release as both films were packaged into a 2-disc pack and a 3-disk Collector's Edition, which includes a third disk with additional behind-the-scenes footage. Distribution of home video versions of the animated feature films developed and produced under the Co-Production Agreement will also be governed by the Co-Production Agreement.

     Television. The television market for our feature films generally follow the theatrical and home video release. Toy Story aired on ABC in 1997 to kick off ABC's Wonderful World of Disney. It also aired on The Disney Channel for several months following its television debut on ABC. In October 2000, A Bug's Life became the first major animated title distributed by Disney to air on Pay-Per-View. Similarly, Toy Story 2 began its Pay-Per-View window in March 2001. Distribution of television rights for the animated feature films developed and produced under the Co-Production Agreement are governed by the Co-Production Agreement.

     Merchandise and Soundtracks. We believe the characters, story, and music created in our animated feature films provide significant revenue generation opportunities through various consumer products such as toys and interactive games. Distribution of consumer products and licensing of merchandising and music rights based on the animated feature films developed and produced under the Co-Production Agreement are governed by the Co-Production Agreement.

     Short Films. In addition to feature films, we have developed a number of short films since our inception, and plan to continue to invest in developing new short films. Although short films have had few commercial opportunities to date, we believe it is an important investment for the development of creative talent and computer animation technology. For example, in 1997, we created and produced a short film titled, Geri's Game. Geri's Game enabled us to further our technology in computer-generated skin and cloth. This technological advancement was applied to Toy Story 2 and will be applied to subsequent films.

     Furthermore, such short films provide opportunities for valuable publicity and critical acclaim to heighten the visibility of the Pixar brand and to enhance our standing and reputation in the creative community, which allows us to attract the best talent. For example, Geri's Game won an Academy Award(R) for Best Animated Short Film. In addition, Geri's Game was released theatrically worldwide as the preceding short film to A Bug's Life. Similarly, Luxo Jr., our first ever short film produced in 1986 and an Academy Award(R) nominee for Best Animated Short Film, was the preceding short film to Toy Story 2 during its theatrical release. Finally, For the Birds, our latest short film, will be shown preceding Monsters, Inc. during its worldwide theatrical release.

     RenderMan(R). We have been selling our RenderMan(R) software for nearly thirteen years. In March 2001, our President Ed Catmull, along with two other Pixar employees, Loren Carpenter, Senior Scientist and Rob Cook, Senior Scientist, were honored by the Academy of Motion Picture Arts & Sciences, with an Oscar(R) "for significant advancements to the field of motion picture rendering as exemplified in Pixar's RenderMan(R)." RenderMan(R) has helped visual effects studios create visual effects such as creatures appearing in Star Wars Episode 1: The Phantom Menace, certain dinosaurs in Jurassic Park, the metal cyborg in Terminator 2 and the hoard of horsemen charging over the hill in Mulan. In addition, RenderMan(R) has been used to create other critically acclaimed box office hits such as Star Trek 2: The Wrath of Khan, Titanic, The Matrix, Perfect Storm and Gladiator.

     RenderMan(R) runs on Unix-based workstations from Silicon Graphics, Inc. ("SGI"), Sun Microsystems, Inc. ("Sun"), Digital Equipment Corp. ("DEC") and on personal computers (PC's) under Linux and Windows NT. Examples of RenderMan(R) customers include movie and special effects studios such as Disney, Lucasfilm Ltd. through its affiliate Industrial Light and Magic ("ILM"), Sony Pictures Imageworks and Tippett Studios. RenderMan(R) is also used in television broadcasting. Customers also include government agencies and universities around the world. See "-- Technology -- RenderMan(R)" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Animation Services. We produce short animation projects, primarily derived from our films, such as the Tree of Life which is currently on display at the Animal Kingdom in Disney World, the vignettes of A Bug's Life and Toy Story 2 for Disney's new California Adventure theme park, and the animation for the advertising of McDonald's Happy Meals which were tied in to the promotion of A Bug's Life and Toy Story 2. Moreover, we believe that there may continue to be other opportunities to produce short animation projects for Disney in connection with work performed under the Co-Production Agreement, and these animation projects help develop awareness of the characters in our films and help Disney promote the films. In the past, we produced animated or partially animated television commercials, including commercials for products such as Coca-Cola, Listerine and Gummi-Savers (a LifeSavers product). However, in 1996, we largely discontinued our business of producing commercials in favor of other opportunities.

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

     We believe that our proprietary technology, which allows animators to manipulate hundreds of motion control points within a single character, allows for more intricacy and subtlety of character and personality than traditional two-dimensional cel-based animation. This technology also facilitates the manipulation, editing and re-use of animated images.

     We make our computer-animated feature films and other projects in four stages: creative development, pre-production, production and post-production. Because this process is iterative, there is continual reworking of the film. The basic elements of this highly complex process are outlined below.

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

PRODUCTION

  Modeling  Layout  Animation  Shading and Lighting  Rendering  Film Recording

     Our production stage consists of six phases: modeling, layout, animation, shading and lighting, rendering and film recording. In the modeling phase, digitized models of each set and character are created by defining their shapes in three dimensions (height, width and depth) and by adding animation control points that allow the model to be moved or animated. In some cases, a model has hundreds of animation controls. In the layout stage, artists place the digital models into a scene and position the digital cameras at the angles from which the three-dimensional shot is to be seen. The assembled shot is then given to the animator together with the prerecorded voice.

     In the animation stage, the digitized models are animated, or "brought to life," in three dimensions to create a motion sequence. The next step in completing a scene requires attaching, to each object and model, a description of its surface characteristics. These "shaders" describe the pattern, texture, finish and color for every object in the scene. Next, lighting is added by placing digital lights into the scene. In the rendering phase, the renderer takes the modeling, layout, animation, shading and lighting data and, for each frame in the sequence, computes a three-dimensional image of what the scene looks like at that point in time from the point of view of the camera. The final rendering of a single frame takes an average of one to four hours, but a small percentage of more complex frames can take much longer, between 20 and 40 hours each or more. The final rendered digital image is then sent to our film recorders to be photographed onto film. While film is the primary means of distributing motion pictures to theaters, digital electronic projectors have recently achieved the brightness and high resolution necessary to project movies on theater screens without the use of film. As our films are produced digitally, they are uniquely suited to this method of presentation. Toy Story 2 was shown digitally in twelve theaters worldwide, making it the first completely computer-animated feature film to be shown digitally.

POST-PRODUCTION

         Sound Effects Design  Print Musical Score  Sound Mixing  Color
                         Correction  Delivery of Print

     The post-production stage consists of two parallel processes: the picture process and the sound process. In the picture process, images are put on film, the film is sent to a laboratory for color correction and final prints are made. If the film is shown digitally, as was the case in a small number of theaters with Toy Story 2, we transfer the original rendered data for each frame onto a digital image compression device which is then used to project the movie electronically. In the sound process, the sound effects and musical score are added and the final sound is mixed. Our post-production is simpler than post-production in a live-action film, which requires more significant editing. In most live-action films, many hours of film are shot, and the film is then significantly edited and re-edited in the post-production stage to create a feature film. We, like other animation studios, edit the film throughout the entire creative development and production process. Thus post-production involves only final editing.

CREATIVE DEVELOPMENT GROUP

     Our creative and technical personnel have collaborated since 1986 to produce three-dimensional computer-animated films. The principal objective of our creative group is to create heartwarming stories with memorable characters that are targeted for family entertainment, utilizing the medium of computer animation. The members of our creative and technical teams have been nominated for and received a number of awards. In 1986, the short animated film Luxo Jr. earned an Academy Award(R) nomination for Best Animated Short Film. In 1988, another of our short films, Tin Toy, became the first computer-animated film to win the Academy Award(R) for Best Animated Short Film. In 1998, our animated short film, Geri's Game(R), also won an Academy Award(R) for Best Short Animated Film. In 2000, Toy Story 2 won a Golden Globe Award for Best Picture, Musical or Comedy.

     The creative team at Pixar is under the direction of John Lasseter, an Academy Award(R)-winning director and animator, the Director of Toy Story, A Bug's Life, and Toy Story 2. In March 1996, Mr. Lasseter received a Special Achievement Oscar(R) from the Academy of Motion Picture Arts and Sciences for the development and application of techniques that made possible the first feature-length computer-animated film, Toy Story. In addition, during 2000, we added acclaimed animation director Brad Bird to our creative development group. Brad Bird previously directed and wrote the screenplay of the critically acclaimed animated feature The Iron Giant.

     We have built an entire creative team consisting of highly skilled story artists, animators and other artists highly skilled in the art of animation, especially computer animation. Our story department is responsible for a project's concept, treatment, outline, script, story boards and story reels. The art department is responsible for the visual development of a project, including the design of characters, sets, color, textures, shading and lighting. It is also quite common for creative contributions to come from the technical group. Along with the story department and the art department, the creative team at Pixar includes animators. We strive to hire animators who have superior ability to make characters and inanimate objects come to life and to appear as though they have their own thought processes. Our proprietary software tools enable artists unfamiliar with computers to quickly become skilled in the art of three-dimensional animation. All groups work closely together in an iterative process. To encourage collaboration, we have created a cooperative working environment and a non-hierarchical culture whereby each member of the creative team, regardless of position or department, considers the ideas of any other member of the team. See "Risk Factors -- Our success depends on certain key employees."

     The success of each animated film developed and produced by us will depend in large part upon our creative team's ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that will achieve broad market acceptance. Traditionally, it has been extremely difficult. While we have enjoyed tremendous box office success with Toy Story, A Bug's Life, and Toy Story 2, there can be no assurance that similar levels of success will be achieved by our subsequent films, including Monsters, Inc., Finding Nemo, Film Six and Film Seven. In addition, there can be no assurance that voices and other intellectual property rights used in the animated feature film will be available for use in any sequel or other products related to such feature film. For example, we were unable to obtain the rights to use certain voices from Toy Story in the two CD-ROM products based on Toy Story. See "Risk Factors -- In order for our feature films and related products to be successful, we must develop appealing creative content".

TECHNOLOGY

     We have three core proprietary technologies: (1) Marionette(TM), an animation software system for articulation, animating and lighting, (2) Ringmaster(TM), a production management software system for scheduling, coordinating and tracking of a computer animation project and (3) RenderMan(R), a rendering software system for high quality photo-realistic image synthesis that Pixar uses internally and licenses to third parties. Each of these systems is critical to the production of our animated feature films and other animation products.

     Marionette(TM). Marionette(TM) is our software system for articulation, animation and lighting for computer animation. Marionette(TM) is the primary software tool of every animator and technical director at Pixar. In contrast to many commercially available animation systems, which are designed to address product design, computer video games or cinematic special effects, Marionette(TM) has been designed and optimized for character articulation and animation. Marionette(TM) is portable across many of the standard Unix workstations, including those from SGI and Sun.

     Ringmaster(TM). Ringmaster(TM) is a production management software system for scheduling, coordinating and tracking a computer animation project. Due to the enormous amount of data required in three-dimensional animation, accurate production information is essential for producing high quality animation. Our production coordination staff uses Ringmaster(TM) to plan and track projects ranging from short animation projects to animated feature films.

     A key component of Ringmaster(TM) is a distributed rendering system for managing the huge quantity of images and data that must be rendered to create our products. We do our rendering on an array of powerful Unix processors, which are dedicated to rendering 24 hours a day. These machines, which we call the RenderFarm, are connected via a local area network. To achieve the desired quality level, the average time to render a single frame at film resolution is between one and four hours. Since an animated feature film contains well over 100,000 frames, each of which may be rendered several times in the production process, we typically have a large number of frames to render at any given time. To manage this process, Ringmaster(R) coordinates and schedules all the processors in the RenderFarm. Ringmaster(TM) includes a compositing system and also maintains an array of disk drives as a central data repository for the digital image files generated by the rendering and compositing steps of the production process. Finally, Ringmaster(TM) controls the filming phase of production and is responsible for backing up shots for archival purposes.

     RenderMan(R). RenderMan(R) is a rendering software system for high quality photo-realistic image synthesis that we use internally and also license to third parties. Today, RenderMan(R) is used by many major film studios and special effects firms. Examples of projects which have used RenderMan(R) include Star Wars Episode 1: The Phantom Menace, Mulan, Apollo 13, The Matrix, Stuart Little, Jurassic Park, Terminator 2, Star Trek 2: The Wrath of Khan, Titanic, Perfect Storm and Gladiator. By licensing RenderMan(R) to film studios, special or visual effects studios, commercial production facilities and other computer animation companies, we believe that RenderMan(R) has been established as a de facto industry standard for high quality rendering.

     RenderMan(R) was designed to be easily portable. It runs on a wide variety of Unix workstations, including those from SGI, Sun and Digital Equipment and on PC's under Linux and Windows NT platforms.

RELATIONSHIP WITH DISNEY

     A critical component of our objective to become a leading brand in the animated feature film market is to secure strong promotion, marketing and distribution of our films and related products. We believe that Disney is the leader in marketing and distribution of animated feature films and related products and one of the industry's most widely recognized brand names. Consequently, in 1997 we extended our existing relationship with Disney by entering into the Co-Production Agreement. This arrangement allows us to focus on the story and other creative and production elements of making animated feature films while utilizing Disney's significant promotion, marketing and distribution capabilities.

  Prior Agreements

     Our relationship with Disney dates to 1986, when we entered into a joint technical development effort with Disney that resulted in the Computer Animated Production System ("CAPS"), a production system owned and used by Disney in certain of its two-dimensional cel-based animated feature films. Disney first used CAPS for The Rescuers Down Under and has continued to use it for all of its subsequent animated feature films, such as The Lion King and Tarzan. In 1992, certain employees of Pixar and Disney were jointly awarded an Academy Award(R) for Scientific and Engineering Achievement for CAPS.

     In May 1991, we entered into the Feature Film Agreement with Walt Disney Pictures, a wholly-owned subsidiary of Disney, which provided for the development, production and distribution of up to three feature-length motion pictures (the "Feature Film Agreement"). It is pursuant to the Feature Film Agreement that Toy Story was developed, produced and distributed. In August 1995, we entered into a non-exclusive CD-ROM development and publishing agreement with Disney Interactive, Inc., a wholly-owned subsidiary of Disney, for the development, production and distribution of CD-ROM titles based on Toy Story (the "CD-ROM Agreement"). It is pursuant to the CD-ROM Agreement that two Toy Story CD-ROM products were developed, produced and distributed.

  Co-Production Agreement

     The following is a summary of the Co-Production Agreement, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). The following summary is not complete, and reference is made to the Co-Production Agreement filed as an exhibit to the 1996 Form 10-K. This summary is qualified in all respects by such reference. Prospective investors in our Common Stock are encouraged to read the Co-Production Agreement.

     Overview. On February 24, 1997, we entered into the Co-Production Agreement with Disney pursuant to which we, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which are financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that we are responsible for the production of each Picture and that Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first original Picture under the Co-Production Agreement was A Bug's Life, which was released in November 1998. The second and third original Pictures governed by the Co-Production Agreement will be Monsters, Inc. and Finding Nemo, which are scheduled for release in November 2001 and summer 2003, respectively. Toy Story 2, the theatrical sequel to Toy Story, was released in November 1999, and is also governed by the Co-Production Agreement, although it does not count towards the five original pictures. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures.

     Production. The Co-Production Agreement provides a mechanism for our submission and the mutual selection of treatments that will be developed and produced as Pictures. After the selection of a treatment, we have final control over the production of each Picture. Disney is entitled to designate a representative at Pixar to monitor the production and production costs of the Pictures.

     Financing of Development and Production. Pixar and Disney equally share all production costs. Production costs are defined in the Co-Production Agreement to mean all costs and expenses we incur directly related to or fairly allocable to the creation, development, pre-production, production, post-production and delivery to Disney of the Pictures. Production costs, whether capitalized as film costs or expensed as incurred, include, among other things, all carrying costs we incur for retention of employees for production purposes and their associated overhead expenses, the costs of all treatments we prepare for submission to Disney, all costs of computer hardware and software used to develop the Pictures, and fair allocations of all costs and expenses we incur that are associated with or benefiting the Picture, including research and development, general and administrative and overhead expenses. The Co-Production Agreement provides mechanisms for Disney and us to agree upon the budgets for treatments, development and production of each Picture. We may not exceed production budgets (which may be revised with mutual approval) without Disney's written approval, subject to certain limited exceptions.

     Distribution. Disney is solely responsible for financing the costs and expenses of the marketing, promotion, publicity, advertising and distribution of each Picture, subject to certain requirements, and has final control over all related decisions. However, Disney is to consult with us regarding all such major marketing and distribution decisions, and we are entitled to designate a representative to monitor marketing and distribution of the Pictures. Provided, in general, that Disney has agreed on the treatment to be developed into each Picture, Disney has committed to initially release each Picture within certain windows and not to release other Disney family films during certain windows. Further, each Picture is to be distributed and marketed under the Walt Disney Pictures brand (or the then current Disney brand for premiere Disney movies) and is to be distributed and marketed by Disney in all markets and media and on a worldwide basis in a manner similar to that in which Disney then currently distributes and markets its premiere animated movies. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we will experience a delay in the receipt of cash proceeds from such films and products until after Disney recovers such costs.

     Division of Gross Receipts. Pixar and Disney are entitled to share equally in all gross receipts remaining after deduction of: (1) a distribution fee to Disney, (2) mutually agreed participations (payments to third parties such as actors, composers and other artists contingent upon the success of the Pictures), if any, paid by either Disney or us, and (3) Disney's distribution costs. Gross receipts include all revenues or other consideration received by Disney from the exploitation of the Pictures and any related merchandise, books, soundtracks and other tangible personal property based upon the Pictures, as more specifically provided in the Co-Production Agreement (collectively, "Merchandise"), subject to certain exceptions relating primarily to receipts from Disney's affiliates. The distribution fee payable to Disney is substantially lower than under the prior Feature Film Agreement and reflects our commitment to finance half of the production costs of the Pictures. Distribution costs are broadly defined in the Co-Production Agreement to include out-of-pocket costs paid (or in certain instances, accrued for payment) to a third party (or in certain instances, to Disney's affiliates) by Disney or certain of its affiliates, provided that such out-of-pocket costs are directly related or fairly allocable to the distribution of the Picture and Merchandise. Pursuant to the Co-Production Agreement, we will receive statements and payments of our share of gross receipts monthly within 45 days after the end of each calendar month, subject to certain exceptions, and we have the right to audit Disney's books and records relating to the Pictures and Merchandise.

     Derivative Works. Subject to certain exceptions, Disney and Pixar have mutual control of the decision to develop, produce or otherwise exploit any derivative works (or to transfer or license any rights to exploit any derivative works) during the term of the Co-Production Agreement or thereafter. Derivative works include theatrical sequels such as Toy Story 2, made-for-home video sequels, television productions such as Buzz Lightyear of Star Command, interactive media products such as Toy Story 2 Activity Center, and other derivative works as more specifically provided in the Co-Production Agreement (collectively, "Derivative Works"). Except in certain very limited circumstances, in the event of a disagreement over whether to proceed with a Derivative Work, Disney's decision governs. We are to be given the option to co-finance and produce, or to participate on a passive financial basis with respect to, a Derivative Work that is (1) a theatrical motion picture, (2) a made-for-home video production, (3) a television production, (4) location-based entertainment which uses unique characters or other elements from any of the Pictures or Toy Story as its primary theme, or (5) an interactive product such as CD-ROMs, DVDs, video games and arcade games (collectively, "Interactive Products").

     If we elect to co-finance and produce a Derivative Work, such as we did with Toy Story 2, the Co-Production Agreement provides for the following:

          (1) with respect to theatrical motion pictures and made-for-home video productions, the terms and conditions of the Co-Production Agreement are to be extended to cover such Derivative Works, subject to certain exceptions;

          (2) with respect to (A) location-based entertainment using characters or other elements from a Picture or Toy Story as its primary theme and (B) television productions, Pixar and Disney are to mutually agree upon the terms and the conditions under which such work will be financed, produced and distributed, subject to certain specified requirements in the case of television productions; and

          (3) with respect to Interactive Products, Disney and Pixar are to mutually agree upon the terms and conditions under which such Interactive Products shall be financed, produced and distributed, subject to certain commitments by Disney with respect to marketing and distribution and provided that there will be no distribution fee payable to Disney.

     For live entertainment such as stage plays or ice shows, we are entitled to participate on a passive financial basis as specified in the Co-Production Agreement. For all other Derivative Works except theme parks, we are entitled to participate on a passive financial basis in such work and to receive a reasonable royalty to be mutually agreed upon if the work is a revenue-producing work. Disney has the sole and exclusive right in perpetuity to use, without compensation to us, each Picture, the characters therefrom and any story elements thereof in theme parks, location-based entertainment for which Picture or Toy Story characters or elements are not the primary theme and cruise ships.

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

     Exclusivity. We have agreed not to release or authorize the release of any feature-length animated theatrical motion picture we produce, other than the Pictures and Derivative Works we produce under the Co-Production Agreement, until twelve months from delivery of the fifth Picture under the Co-Production Agreement. We have further agreed that we will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after we have delivered the third Picture to Disney under the Co-Production Agreement. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature-length animated and computer-animated theatrical motion pictures itself or enter into similar agreements with third parties. See "-- Competition."

     Proprietary Rights. Under the Co-Production Agreement, the copyrights, trademarks and other intellectual property rights in and to the Pictures, all new and unique characters and story elements thereof and the audio-visual images thereof, and ancillary rights relating thereto, shall be jointly owned by Disney and Pixar on an undivided 50/50 basis, subject to our ownership rights in the technology and excluding any intellectual property rights previously owned by us or Disney. Notwithstanding the foregoing, Disney has the exclusive distribution and exploitation rights with respect to the Pictures, Derivative Works and ancillary rights relating thereto. We own the copyright and all other intellectual property rights in and to all computer programs and other technology we develop or discover before, during or after the term of the Co-Production Agreement.

     Term and Termination. The Co-Production Agreement continues until delivery to Disney of the fifth Picture produced and financed under the Co-Production Agreement, unless earlier terminated. Disney is entitled to terminate the Co-Production Agreement in the event that Disney and Pixar fail to agree on a treatment for a Picture within one year after the initial theatrical release of the last Picture for which a treatment has been approved or selected, subject to certain exceptions. Disney is also entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or we merge or consolidate into such a competitor. Upon termination by Disney pursuant to either of the last two sentences, Disney has certain rights to compel us to complete works in production. In the event of termination, the Co-Production Agreement provides that its terms and conditions continue to apply with respect to Pictures, Merchandise and Derivative Works which we have delivered to Disney or which Disney elects to have completed, as well as all future Merchandise and future Derivative Works relating thereto, but otherwise terminates.

     Effect on Prior Agreements. All Derivative Works based on Toy Story including Toy Story 2 are to be governed by the Co-Production Agreement and not the original Feature Film Agreement or the CD-ROM Agreement. The original Feature Film Agreement now applies only to the rights and obligations of Disney and Pixar relating to the financial participation in, and the production and distribution of, the theatrical motion picture Toy Story and the financial participation in certain Merchandise related to Toy Story (unless gross receipts in any given month exceed a certain amount, in which case they will be subject to the Co-Production Agreement), subject to certain exceptions, and otherwise has no further force or effect. The original CD-ROM Agreement remains in full force and effect with respect to the first and second CD-ROM products developed under that agreement, but otherwise has no force or effect.

COMPETITION

     We experience intense competition with respect to animated feature films, animation products and software.

     Movie Studios. Our animated feature films compete and will continue to compete with feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG ("DreamWorks") (which continues to target the animated film market), Warner Bros. Inc., Sony Pictures Entertainment ("Sony"), Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Lucasfilm Ltd. ("Lucasfilm"), Universal Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

     In 1999 and 2000, competition continued to intensify in the animated feature film market. Family-oriented animated feature films released in the domestic theatrical market in 1999 and 2000 included the following.

     Released in 1999:

     - Doug's First Movie by Disney,

     - Tarzan by Disney,

     - Iron Giant by Warner Bros., and

     - Pokemon: The First Movie by Warner Bros.

     Released in 2000:

     - The Tigger Movie by Disney,

     - The Road to El Dorado by Dreamworks,

     - Dinosaurs by Disney,

     - Chicken Run by Dreamworks,

     - Titan A.E. by Twentieth Century Fox,

     - Pokemon 2 by Warner Bros.,

     - Digimon: the Movie by Twentieth Century Fox,

     - Rugrats in Paris by Paramount, and

     - The Emperor's New Groove by Disney.

     The release of Toy Story 2 in 1999 was highly successful, resulting in domestic box office revenues exceeding $245 million. However, other animated family-oriented feature films released during 1999, such as Pokemon: The First Movie, Tarzan, and Iron Giant, achieved domestic box office revenues of over $86 million, $171 million, and $23 million, respectively. We also experienced competition from a non-animated family-oriented film, Stuart Little, which was released by Sony during the 1999 holiday season. Stuart Little combined live action with computer-animated characters, and earned over $140 million in domestic box office receipts. In addition to box office competition, other family-oriented films may continue to compete with Toy Story 2 with respect to related merchandise, home video sales, and other future revenue sources. For example, in the home video market, Toy Story 2 experienced competition from the animated film, Chicken Run, as well as the direct-to-video animated feature Little Mermaid II: Return to Sea.

     We expect competition from animated feature films and family oriented feature films will continue to intensify over the next several years that will directly compete with Monsters, Inc. and Finding Nemo, which are targeted for release in November 2001 and summer 2003, respectively. For example, Harry Potter and The Sorcerer's Stone, produced and distributed by Warner Brothers, is targeted for domestic theatrical release in November 2001 and will compete directly with Monsters, Inc. Due to a potentially large number of family oriented films scheduled for release over the next two years, it is possible that the market for these films, whether animated or live action, will become further saturated before we can release Monsters, Inc. and Finding Nemo. This could result in failure of such films to achieve the extraordinary commercial success required for us to profit from such films.

     Our films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance, and exhibition outlets. In addition, we compete and will continue to compete with other movie studios for the acquisition of literary properties, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Some of the other movie studios with which we compete have significantly greater financial, marketing and other resources than we do.

     At least three of these movie studios, Disney, DreamWorks and Lucasfilm, have developed their own internal computer animation capability which may be used for special effects in animated films and live action films. For example, DreamWorks (with PDI) successfully produced Antz in 1998, and is currently (with
PDI) developing and producing the animated film Shrek, scheduled for release in May 2001. In addition, Disney released Dinosaur in May 2000, a film which combined live action backgrounds with computer-animated dinosaurs and special effects. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, we believe that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products. For example, SGI's Alias/Wavefront subsidiary licenses "Maya," which is its next generation three-dimensional software for creating high quality animation and visual effects. "Maya" incorporates many new features and could be used to make a computer-animated feature film.

     The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label, and enjoys the financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows for our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Mighty Joe Young, released during the 1998 holiday season, competed with A Bug's Life in the domestic theatrical market. Our contractual agreement with Disney also presents other risks. See "Risk Factors -- The Co-Production Agreement imposes several risks and restrictions on us."

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

     Computer Graphics Special Effects Firms. We also expect to compete with computer graphics special effects firms, including ILM, Rhythm & Hues/VIFX, Tippett Studios, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode 1: The Phantom Menace, and ILM has a royalty-free, paid-up license to use our RenderMan(R) software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan(R). Accordingly, our RenderMan(R) software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films. We believe that the primary competitive factors in the market for three-dimensional computer animation for animated feature films and other animation products include creative content and talent, product quality, technology, access to distribution channels and marketing resources. We believe that we presently compete favorably with respect to each of these factors.

     Software Publishers. We also experience intense competition with respect to our RenderMan(R) software product. In particular, we compete with makers of computer graphics imaging and animation software, principally SGI (which acquired Wavefront Technologies, Inc. ("Wavefront") and Alias Research, Inc. ("Alias")), MentalImage GMD and Avid Technologies (which distributes the MentalImage product). MentalImage, Avid and SGI, (which through it's Alias/Wavefront subsidiary licenses "Maya", its three-dimensional software for creating high quality animation and visual effects), are each marketing competing rendering software products, usually at lower prices than ours. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan(R) software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC's become more powerful, software suppliers may also be able to introduce products for PC's that would be competitive with RenderMan(R) in terms of price and performance for professional users. We believe that the primary competitive factors in the market for rendering software include product quality, price/performance, technology, functionality, breadth of features and customer service and support. We believe that we presently compete favorably with respect to each of these factors.

     We expect competition to persist, intensify and increase in each of our business areas in the future. Some of our current and potential competitors have longer operating histories, larger installed customer bases and significantly greater financial, technical, marketing and other resources than we do. There can be no assurance that we will be able to compete successfully against current or future competitors. Such competition could materially adversely affect our business, operating results or financial condition.

PROPRIETARY RIGHTS

     Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently own sixteen patents issued in the United States and eight issued in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. There can be no assurance that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to us.

     The source code for our proprietary software is protected both as trade secrets and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license our RenderMan(R) software product, we primarily rely on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. There can be no assurance that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

     One of the risks of the film production business are claims that our productions infringe the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, our technology and software may be subject to patent, copyright or other intellectual property claims of third parties. We have received, and are likely to receive in the future, notice of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on reasonable terms or at all.

     We also rely on certain technology that we license from third parties, including software that is integrated and used with internally developed software. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays in feature film releases or product shipments until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product shipments could materially adversely affect our business, operating results or financial condition.

     In 1996, we entered into a license agreement with SGI whereby we granted to SGI and its subsidiaries a non-exclusive license to use certain of our patents covering techniques for creating computer-generated photo-realistic images. These same patents were licensed to Microsoft Corporation in 1995. These patents relate to pseudo-random point sampling techniques in computer graphics, which are incorporated into our RenderMan(R) software. The license agreements with SGI and Microsoft will expire no later than the year 2010. SGI and Microsoft may use the licensed technology in rendering products, which compete with our RenderMan(R) software, and could adversely impact sales of RenderMan(R).

EMPLOYEES

     As of March 15, 2001, we had a total of 581 employees. Although none of our employees are represented by a labor union, it is common for animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. For example, many of the actors who provide voice talent for the Pictures and Derivative Works are members of the Screen Actors Guild ("SAG") and/or American Federation of Television and Radio Artists ("AFTRA"). See "Risk Factors -- Work stoppages by the Screen Actors Guild and the American Federation of Television and Radio Artists could adversely affect our operations." We have not experienced any work stoppages, and we consider relations with our employees to be good.

     Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Ed Catmull, Sarah McArthur and Ann Mather. We do not maintain "key person" life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who is fundamental to our relationship with Disney. However, this employment agreement does not necessarily assure his services. We believe that it may be particularly difficult to retain key employees, especially animators, creative personnel and technical directors, during periods in which we are not developing animated feature films. The loss of the services of any of Messrs. Jobs, Lasseter, Dr. Catmull, Ms. McArthur, Ms. Mather or of other key employees, especially our animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition.

RISK FACTORS

     The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

TO MEET OUR FISCAL 2001 DILUTED EARNINGS PER SHARE TARGET, WE MUST RECEIVE SUFFICIENT REVENUES PRIMARILY FROM OUR FEATURE FILMS AND, TO A LESSER EXTENT, OUR NON-FILM RELATED SOURCES.

     In 2001, our revenue and operating results will be largely dependent upon
(1) the timing and amount of worldwide television revenues for A Bug's Life, Toy Story, and Toy Story 2, (2) the timing and amount of related revenues from Toy Story 2 domestic and foreign home video sales, (3) the timing and amount of Monsters, Inc., Toy Story franchise, and A Bug's Life merchandise sales and ancillary royalties, (4) the timing and amount of revenue from the Buzz Lightyear of Star Command television series and related home video release, (5) the timing and amount of our remaining revenues from the home video releases of A Bug's Life and Toy Story as part of Disney's Gold Collection, (6) the timing of the theatrical release of Monsters, Inc. and the amount of related revenues,
(7) the timing and amount of distribution costs incurred in all markets for Monsters, Inc., Toy Story 2, Toy Story, and A Bug's Life, (8) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, and (9) the timing and amount of non-film related revenues, such as licensing our software and interest income; and (10) the market price of our common stock and related volatility.

  DEPENDENCE ON REVENUE FROM OUR FEATURE FILMS.

     Under the Co-Production Agreement, Pixar and Disney share equally in the profits of A Bug's Life, Toy Story 2, and Monsters, Inc. after Disney recovers its distribution fee and its marketing and distribution costs. Distribution costs include worldwide theatrical release costs, costs related to merchandise, Disney's costs to distribute home videos in the United States and foreign markets, Disney's distribution fee, and other distribution costs including talent participation and residuals.

     Beginning with the first quarter of 2000, we have an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits. While we anticipate this improved ability will continue to allow us to recognize our share of film revenues and gross profits on a more timely basis, we will remain dependent on the timing, accuracy, and sufficiency of the information provided by Disney.

     For our business to be successful, our films must achieve extraordinary box office success. It is rare for animated feature films to achieve extraordinary box office success. While we have been successful in the release of our first three feature films, this level of success is unusual in the motion picture industry, and our future releases may not achieve similar results. Beyond 2001, we will be dependent on the future success of Monsters, Inc., Finding Nemo, Film Six, and Film Seven (together referred to as the "Current Projects"). Unless Monsters, Inc. and Finding Nemo achieve extraordinary box office success and also achieve success in home video and merchandise sales, they may not generate significant revenue and operating results for us in future years.

     Dependence on Toy Story franchise and A Bug's Life. We will continue to be significantly dependent upon the success of Toy Story 2 in fiscal year 2001. In 2000, we recognized essentially all of Toy Story 2 worldwide theatrical revenues, as well as a substantial amount of anticipated related merchandise revenue. Toy Story 2 was released on home video domestically on October 17, 2000, and was released in various major international markets, including the U.K. and Japan, in November 2000. Consequently, a significant amount of expected lifetime worldwide home video revenues from Toy Story 2 was recognized in the fourth quarter of 2000. We also recognized a significant amount of expected revenues from the Buzz Lightyear of Star Command television series and related home video release in the third and fourth quarter of 2000. In fiscal year 2001, we anticipate revenues from continuing worldwide home video sales, ancillary merchandising revenue from our library titles, as well as some television revenues. However, there can be no assurance that such revenues will be sufficient to meet our targeted earnings.

     A Bug's Life was released in November 1998, and we have recognized film revenues to date of $114.8 million resulting primarily from the domestic and foreign theatrical revenues from A Bug's Life, related domestic and foreign home video revenue, related merchandise licensing, and some television revenue, offset by Disney's marketing and distribution costs and its distribution fee. This revenue from A Bug's Life represents a significant amount of the revenue we expect to recognize over the lifetime of A Bug's Life. However, in line with Disney's new home video strategy, by which more titles will be available on a year-round basis, A Bug's Life VHS and DVD were repackaged and released as part of Disney's Gold Collection on August 1, 2000. We expect sources of revenue in fiscal year 2001 to include any remaining revenues from these home video sales, possibly some television revenues, and any remaining ancillary merchandise royalties; however, there can be no assurance that such revenues will be sufficient to meet our targeted earnings for 2001.

     Dependence on Monsters, Inc. While we anticipate Monsters, Inc. will be released as targeted in November 2001, we cannot guarantee Monsters, Inc. will be released at the scheduled time, and if it is released as scheduled, whether it will be a box office success. A significant portion of our anticipated revenues for fiscal year 2001, are based on the assumption that Monsters, Inc. will be released November 2001, and that it will be an extraordinary box office success. If Monsters, Inc. is not released as scheduled or is not an extraordinary box office success, it would significantly and adversely impact our 2001 operating results.

  FORECASTING REVENUE FROM OUR FEATURE FILMS IS EXTREMELY DIFFICULT.

     It is difficult to forecast the amount and timing of our future revenues from Toy Story, A Bug's Life, Toy Story 2 and Monsters, Inc. for fiscal year 2001. The amount of future revenues depends not only on customer acceptance of a film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category -- home video, merchandise and television collectively, being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. Disney's strategic distribution decisions also impact the amount of our future revenues. For example, in the first half of 1999, Disney reported general softness in its domestic home video sales and worldwide merchandise licensing as compared to levels associated with many of its previous blockbuster animated feature films. As a result, in 2000 Disney implemented a new strategy of releasing animated films on home video year round, and in special editions in both VHS and DVD formats. However, the relative success of that new strategy is not yet known. For this reason and all of the above reasons, in spite of Toy Story 2's remarkable box office success, it is difficult to predict how successful its home video release will be, or how successful sales of other follow-on products will be for fiscal year 2001. Similarly, it is difficult to predict remaining video sales or television revenue from A Bug's Life in 2001. It is also difficult to predict theatrical revenue and related merchandise revenue from the anticipated release of Monsters, Inc. in November 2001.

     With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While the timing of theatrical releases is typically known well in advance of release, the timing of release of follow-on products is often decided just in advance of release, is subject to change, and is therefore less predictable. For example, it was not until the first quarter of fiscal year 2000 that is was determined that the Toy Story 2 home video would be released domestically on October 17, 2000. In all product categories, timing of revenues is particularly uncertain with respect to releases in foreign markets as a foreign product release is often marked by a rollout across many countries over the course of many months. Therefore, the timing of international revenues is inherently more difficult to predict than the timing of domestic revenues. In addition, the amount of revenue recognized in any given quarter or quarters form all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us of additional distribution costs to those previously forecasted, as occurred in the second quarter of fiscal year 2000. Such adjustments have and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. Due to these factors, the amount and timing of our future revenues from Toy Story 2, A Bug's Life and Monsters, Inc. are difficult to forecast, and it is possible, in any given quarter, that we will not recognize sufficient film revenue to generate significant earnings.

     Under the Co-Production Agreement, Pixar and Disney share the production costs of our feature films. We initially capitalize our share of these costs as film production costs. Our policy is to amortize these costs over the expected revenue streams as we recognize revenues from the associated films. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. In any given quarter, if our forecast changes with respect to total anticipated revenue from any individual feature film and becomes lower than was previously forecasted, we would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins would adversely impact our business, operating results, and financial condition.

  SOFTWARE REVENUE.

     Although software revenue increased in 2000, this may not be indicative of future trends. We continue to reduce our emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan(R) licensing revenues; therefore, we expect that revenue from the licensing of RenderMan(R) will remain flat or possibly decline. However, to meet our fiscal 2001 diluted earnings per share target, our revenue estimates include revenues attributable to non-film related sources including software revenue. There can be no assurance that the timing and amount of such revenues will be sufficient to meet our targeted earnings.

OUR OPERATING RESULTS HAVE FLUCTUATED IN THE PAST, AND WE EXPECT SUCH FLUCTUATIONS TO CONTINUE.

  OUR REVENUES FLUCTUATE SIGNIFICANTLY.

     We continue to expect significant fluctuations in our future annual and quarterly revenues because of a variety of factors, including the following:

     - the timing of the domestic and international releases of our animated feature films,

     - the success of our animated feature films, which can fluctuate significantly from film to film,

     - the timing of the release of related products into their respective markets, such as home videos, television, and merchandising,

     - the demand for such related products, which is often a function of the success of the related animated feature film,

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

     - general economic conditions, and

     - timing and amount of non-film related revenues such as licensing of our software and interest income.

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

  OUR OPERATING EXPENSES FLUCTUATE.

     Our operating expenses and effective tax rate continue to fluctuate. Although operating expenses for 2000 remained relatively flat, we plan to continue to increase our operating expenses to fund greater levels of research and development, to build to our goal of producing one feature film per year and to expand operations. Specifically, we expect our spending levels to increase significantly due to (1) continued investment in proprietary software systems, (2) increased compensation costs as a result of intense competition for animators, creative personnel, technical directors and other personnel, (3) increased costs associated with the expansion of our facilities, (4) number of personnel required to support studio growth and (5) increased investment in creative development. A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 2001. Finally, our annual tax rate in 2000 approximates statutory levels and we expect our tax rate in 2001 to be slightly lower due to the realization of certain tax benefits. We realize tax benefits from the exercise of non-qualified employee stock options that reduce the amount of our tax payments and liabilities, but will not reduce our future effective tax rates.

     Forecasting our operating expenses is extremely difficult. Moreover, our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SFAS No. 53 and under SOP 00-2 which will be adopted in the first quarter of 2001. A substantial portion of all of our other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SFAS No. 53, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SFAS No. 53, our reported operating expenses for 2000 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and overhead.

     Film production budgets are likely to continue to increase, and film production spending may exceed such budgets. Given the (1) escalation in compensation rates of people required to work on the Current Projects, (2) number of personnel required to work on the Current Projects, and (3) equipment needs, the budget for the Current Projects and subsequent films and related products may continue to be greater than the budgets for Toy Story, A Bug's Life, and Toy Story 2. We will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, we believe that it is not uncommon for film production spending to exceed film production budgets, and the Current Projects may not be completed within the budgeted amounts. For example, to meet the production schedule of Toy Story 2, we reassigned employees from other projects, including Monsters, Inc., to complete Toy Story 2. This resulted in a larger production staff than originally anticipated and it increased production costs. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another, which, although shared with Disney, are treated as film costs, which increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

OUR SCHEDULED SUCCESSIVE RELEASES OF FEATURE FILMS WILL CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES.

     In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Monsters, Inc., which is currently targeted for release in November 2001, and Finding Nemo, which is currently targeted for release in summer 2003. We also plan to have parallel creative teams for Film Six and Film Seven and further to work towards producing one feature film per year. We have only produced three prior feature films to date and have limited experience with respect to producing animated feature films in parallel. We have been required, and will continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled release of these two feature films. This period of rapid growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that Monsters, Inc. or Finding Nemo will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. For example, to meet the production schedule of A Bug's Life, we reassigned employees from other projects, including Toy Story 2, to A Bug's Life. Similarly, to meet the production schedule of Toy Story 2, we reassigned employees from other projects, including Monsters, Inc., to Toy Story 2. In addition, John Lasseter, who was previously providing creative oversight for Toy Story 2 in his role as Executive Vice President, Creative, assumed the role of Director of Toy Story 2 in order to expedite development and production of the film. Using the personnel of future films to meet the immediate deadlines of films nearing release, as we have for both A Bug's Life and Toy Story 2, is likely to have the long term impact of pushing out the targeted release dates of future films, substantially increasing film budgets, and adversely impacting our ability to generate creative concepts for subsequent films on a timely basis.

     In addition, as Director of Toy Story 2, John Lasseter was focused on Toy Story 2 until its completion in 1999, and was less available to assist on Monsters, Inc. during its development phase. John Lasseter's availability has been a key ingredient in the successful completion of our prior films. A lack of his availability may adversely impact our ability to release future films as targeted.

     If we are able to release films in 2001 and 2003, we cannot provide any assurances that we will release our next film in 2004. Due to the strain on our personnel from the effort required for the release of Monsters, Inc. and Finding Nemo and the time required for creative development of a new film, it is possible that we would be unable to release a successive new film in 2004. It is too early to determine the rate at which any future films are to be released, and we cannot provide any assurances that we will release a film in each successive year or in any particular year.

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

THE CO-PRODUCTION AGREEMENT IMPOSES SEVERAL RISKS AND RESTRICTIONS ON US.

  WE ARE DEPENDENT ON DISNEY FOR THE DISTRIBUTION AND PROMOTION OF OUR FEATURE FILMS AND RELATED PRODUCTS.

     The decisions regarding the timing of the theatrical release and related products and which of Disney's motion pictures and related products will receive extensive promotional support from the studio are important factors in determining the success of our motion picture and related products. Under the terms of the Co-Production Agreement, we have some general protections with respect to the marketing and distribution of the feature films in the form of commitments by Disney as to release windows, the timing of release of other Disney family films and marketing obligations. However, we ultimately do not control (1) the manner in which Disney distributes our animated feature films and related products, (2) the number of theaters to which Disney distributes our feature films, (3) the specific timing of release of the feature films and related products or (4) the specific amount or quality of promotional support of the feature films and related products and the associated promotional and marketing budgets. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and enjoy potential financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, Disney could make certain decisions as to marketing, distribution or promotion of the animated feature films or related products or the marketing and promotion of its own animated or other family films that could have a material adverse effect on our business, operating results or financial condition. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we will experience a delay in the receipt of proceeds from such films and products until after Disney recovers such costs. We are also dependent on Disney for receiving accurate information on a timely basis on which we base estimates to recognize revenue from the animated feature films and related products. If we failed to receive accurate information from Disney, or failed to receive it on a timely basis, it could have a material adverse effect on our business, operating results or financial condition.

  DISNEY HAS AN EXCLUSIVE ARRANGEMENT WITH US.

     We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than the feature films that we produced under the Co-Production Agreement, until twelve months from our delivery of the fifth original feature film under the Co-Production Agreement. We currently anticipate that we will not deliver the fifth Picture until 2005 at the earliest. We have further agreed that we will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after we have delivered the third original feature film to Disney under the Co-Production Agreement. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties. See "Business -- Competition," and "-- We experience intense competition with respect to our animated feature films, animation products, and software."

  WE HAVE AN OBLIGATION TO CO-FINANCE PRODUCTION COSTS.

     Under the Co-Production Agreement, unlike the Feature Film Agreement which is applicable to Toy Story, we will continue to co-finance each of the four remaining original animated feature films and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. We co-financed A Bug's Life and Toy Story 2 and are currently co-financing Monsters, Inc., Finding Nemo, Film Six and Film Seven under the Co-Production Agreement. Accordingly, unlike the Feature Film Agreement, we will incur significant production costs, which must be offset by proceeds generated by the animated feature films and related products. If the feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely effected.

  DISNEY RETAINS THE EXCLUSIVE DISTRIBUTION AND EXPLOITATION RIGHTS.

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

  DISNEY CAN TERMINATE THE AGREEMENT UNDER VARIOUS CIRCUMSTANCES.

     Under the terms of the Co-Production Agreement, Disney may terminate the agreement under certain circumstances. For example, Disney is entitled to terminate the Co-Production Agreement in the event that we fail to agree with Disney on a treatment for a Picture within one year after the initial theatrical release of the last Picture for which a treatment has been approved or selected, subject to certain exceptions. Disney is also entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or Pixar merges or consolidates into such a competitor. We cannot provide any assurances that Disney would not terminate the Co-Production Agreement under these circumstances. Disney would not lose any of its rights to distribute and exploit all feature films and all characters and elements of the feature films and other products we develop under the Co-Production Agreement, except for feature film(s) or related products then in development or production as to which Disney does not elect to proceed, as to which we would regain the rights subject to a lien in favor of Disney for the costs advanced to date. Further, in the event that Disney terminated the Co-Production Agreement, we would be required to seek alternative channels for distribution of our animated feature films and related products. We cannot provide any assurances that we would be able to find a third party to finance, distribute and promote our animated feature films and related products on terms acceptable to us, if at all. See "Business -- Relationship with Disney."

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE MOTION PICTURE INDUSTRY.

  THE COMMERCIAL SUCCESS OF A MOTION PICTURE IS EXTREMELY UNPREDICTABLE.

     The motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable. The commercial success of a motion picture also depends upon other factors, such as:

     - distribution strategy and the number of screens on which it is shown,

     - the quality and acceptance of other competing films released into the marketplace at or near the same time,

     - critical reviews,

     - the availability of alternative forms of entertainment and leisure time activities,

     - general economic conditions,

     - weather conditions, and

     - other tangible and intangible factors.

     All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film's box office receipts adversely. However, under the terms of the Co-Production Agreement, Pixar is guaranteed theatrical release either during the summer or holiday period. Further, due to the expected release of a large number of animated films by Disney and other movie studios in the next several years, it is possible that further saturation of the animated film market may adversely impact the commercial success of our films, and therefore have a material adverse effect on our business, financial condition and results of operations. See "Business -- Competition."

  THE COMPLETION OF A MOTION PICTURE IS SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES.

     The production, completion and distribution of motion pictures is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competitive films. We are concurrently developing and producing two animated feature films, Monsters, Inc. and Finding Nemo, and developing Film Six and Film Seven, which compounds these uncertainties and jeopardizes the successful, timely and cost-effective production and completion of each film. Under the Co-Production Agreement, we have increased our financial involvement in the production costs of motion pictures, which subjects us to substantial financial risks relating to the production, completion and release of the motion pictures. In addition, a significant amount of time will elapse between our expenditure of funds and our receipt of proceeds from the animated feature films.

IN ORDER FOR OUR FEATURE FILMS AND RELATED PRODUCTS TO BE SUCCESSFUL, WE MUST DEVELOP APPEALING CREATIVE CONTENT.

     The success of each animated film developed and produced by us will depend in large part upon our creative team's ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that will achieve broad market acceptance. Traditionally, it has been extremely difficult. While we have enjoyed tremendous box office success with Toy Story, A Bug's Life, and Toy Story 2 , there can be no assurance that similar levels of success will be achieved by our subsequent films, including Monsters, Inc., Finding Nemo, Film Six and Film Seven. In addition, there can be no assurance that voices and other intellectual property rights used in the animated feature film will be available for use in any sequel or other products related to such feature film. For example, we were unable to obtain the rights to use certain voices from Toy Story in the two CD-ROM products based on Toy Story . See "Risk
Factors -- In order for our feature films and related products to be successful, we must develop appealing creative content".

WE EXPERIENCE INTENSE COMPETITION WITH RESPECT TO OUR ANIMATED FEATURE FILMS, ANIMATION PRODUCTS, AND SOFTWARE.

     We experience intense competition with respect to our animated feature films, animation products, and software.

  MOVIE STUDIOS.

     Our animated feature films compete and will continue to compete with feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG ("DreamWorks") (which continues to target the animated film market), Warner Bros. Inc., Sony Pictures Entertainment ("Sony"), Twentieth Century Fox Film Corporation ("Twentieth Century Fox"), Paramount Pictures ("Paramount"), Lucasfilm Ltd. ("Lucasfilm"), Universal Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

     In 1999 and 2000, competition continued to intensify in the animated feature film market. Family-oriented animated feature films released in the domestic theatrical market in 1999 and 2000 included the following.

     Released in 1999:

     - Doug's First Movie by Disney

     - Tarzan by Disney,

     - Iron Giant by Warner Bros., and

     - Pokemon: The First Movie by Warner Bros.

     Released in 2000:

     - The Tigger Movie by Disney,

     - The Road to El Dorado by Dreamworks,

     - Dinosaurs by Disney,

     - Chicken Run by Dreamworks,

     - Titan A.E. by Twentieth Century Fox,

     - Pokemon 2 by Warner Bros.,

     - Digimon: the Movie by Twentieth Century Fox,

     - Rugrats in Paris by Paramount, and

     - The Emperor's New Groove by Disney.

     The release of Toy Story 2 in 1999 was highly successful, resulting in domestic box office revenues exceeding $245 million. However, other animated family-oriented feature films released during 1999, such as Pokemon: The First Movie, Tarzan, and Iron Giant, achieved domestic box office revenues of over $86 million, $171 million, and $23 million, respectively. We also experienced competition from a non-animated family-oriented film, Stuart Little, which was released by Sony during the 1999 holiday season. Stuart Little combined live action with computer-animated characters, and earned over $140 million in domestic box office receipts. In addition to box office competition, other family-oriented films may continue to compete with Toy Story 2 with respect to related merchandise, home video sales, and other future revenue sources. For example, in the home video market, Toy Story 2 also experienced competition from the animated feature film, Chicken Run, as well as the direct-to-video animated feature Little Mermaid II: Return to the Sea.

     We expect competition from animated feature films and family oriented feature films will continue to intensify over the next several years that will directly compete with Monsters, Inc. and Finding Nemo, which are targeted for release in November 2001 and summer 2003, respectively. For example, Harry Potter and The Sorcerer's Stone, produced and distributed by Warner Bros., is targeted for domestic theatrical release in November 2001 and will compete directly with Monsters, Inc. Due to a potentially large number of family oriented films scheduled for release over the next two years, it is possible that the market for these films, whether animated or live action, will become further saturated before we can release Monsters, Inc. and Finding Nemo. This could result in failure of such films to achieve the extraordinary commercial success required for us to profit from such films.

     Our films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance, and exhibition outlets. In addition, we compete and will continue to compete with other movie studios for the acquisition of literary properties, the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Some of the other movie studios with which we compete have significantly greater financial, marketing and other resources than we do.

     At least three of these movie studios, Disney, DreamWorks and Lucasfilm, have developed their own internal computer animation capability which may be used for special effects in animated films and live action films. For example, DreamWorks (with PDI) successfully produced Antz in 1998, and is currently (with
PDI) developing and producing the animated film Shrek, scheduled for release in May 2001. In addition, Disney released Dinosaur in May 2000, a film which combined live action backgrounds with computer-animated dinosaurs and special effects. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability. Further, we believe that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products. For example, SGI's Alias/Wavefront subsidiary licenses "Maya," which is its next generation three-dimensional software for creating high quality animation and visual effects. "Maya" incorporates many new features and could be used to make a computer-animated feature film.

     The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the "Walt Disney Pictures" label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Mighty Joe Young, released during the 1998 holiday season, competed with A Bug's Life in the domestic theatrical market. Our contractual arrangement with Disney also presents other risks. See "Risk Factors -- The Co-Production Agreement imposes several risks and restrictions on us."

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

  COMPUTER GRAPHICS SPECIAL EFFECTS FIRMS.

     We also expect to compete with computer graphics special effects firms, including ILM, Rhythm & Hues/VIFX, Tippett Studios, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode 1: The Phantom Menace, and ILM has a royalty-free, paid-up license to use our RenderMan(R) software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan(R). Accordingly, our RenderMan(R) software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films. We believe that the primary competitive factors in the market for three-dimensional computer animation for animated feature films and other animation products include creative content and talent, product quality, technology, access to distribution channels and marketing resources. We believe that we presently compete favorably with respect to each of these factors.

  SOFTWARE PUBLISHERS.

     We also experience intense competition with respect to our RenderMan(R) software product. In particular, we compete with makers of computer graphics imaging and animation software, principally SGI (which acquired Wavefront Technologies, Inc. ("Wavefront") and Alias Research, Inc. ("Alias")), MentalImage GMD and Avid Technologies (which distributes the MentalImage product). MentalImage, Avid and SGI, which through it's Alias/Wavefront subsidiary licenses "Maya", its three-dimensional software for creating high quality animation and visual effects, are each marketing competing rendering software products, usually at lower prices than Pixar. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan(R) software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC's become more powerful, software suppliers may also be able to introduce products for PC's that would be competitive with RenderMan(R) in terms of price and performance for professional users. We believe that the primary competitive factors in the market for rendering software include product quality, price/performance, technology, functionality, breadth of features and customer service and support. We believe that we presently compete favorably with respect to each of these factors.

     We expect competition to persist, intensify and increase in each of our business areas in the future. Some of our current and potential competitors have longer operating histories, larger installed customer bases and significantly greater financial, technical, marketing and other resources than we do. There can be no assurance that we will be able to compete successfully against current or future competitors. Such competition could materially adversely affect our business, operating results or financial condition.

WE HAVE A LIMITED OPERATING HISTORY.

     Until 1996, we had generated recurring revenue primarily from the license of our RenderMan(R) software, amounts we received under software development contracts and fees for animated television commercial development. However, we continue to expect to generate a substantial majority of our future revenue from the development and production of animated feature films and related products, as we have since 1996. We have, to date, developed and produced only three animated feature films, Toy Story, A Bug's Life, and Toy Story 2, and only two related products (both CD-ROM titles, which we no longer intend to produce). Accordingly, we have only a limited operating history in implementing our business model upon which an evaluation of Pixar and our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a business enterprise, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to changes in the competitive environment, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

OUR CURRENT AND FUTURE COMMITMENTS MAY HAVE AN ADVERSE IMPACT ON OUR CASH BALANCES.

     Pursuant to the Co-Production Agreement, we co-financed A Bug's Life and Toy Story 2 and will co-finance the next four original animated feature films which we produce, including Monsters, Inc., Finding Nemo, Film Six and Film Seven. In the future, we may co-finance other derivative works such as sequels, interactive products and television productions. In addition, we recently constructed a new studio and headquarters facility in Emeryville, California, which was financed by the use of our cash. The development and production costs of Monsters, Inc., Finding Nemo, Film Six and Film Seven and any additional remaining costs of the new Emeryville facility may have an adverse impact on our cash and short-term investment balances. As of December 30, 2000, we had approximately $202.8 million in cash and short-term investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the development and production costs of Monsters, Inc., Finding Nemo, Film Six and Film Seven. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Form 10-K. To date, we have chosen to use our existing cash resources to fund construction costs and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives. If we fail to obtain such financing, it would have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON CERTAIN KEY EMPLOYEES.

     Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Ann Mather, and Sarah McArthur. We do not maintain "key person" life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who is fundamental to Pixar's relationship with Disney. However, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. We believe that it may be particularly difficult to retain our key employees, especially our animators, creative personnel and technical directors, during periods in which we are not developing animated feature films. The loss of the services of any of Messrs. Jobs, Lasseter, Dr. Catmull, Ms. Mather, Ms. McArthur or of other key employees, especially our animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition. Although none of our employees is represented by a labor union, it is common for animators and actors at film production companies to belong to a union. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. For example, many of the actors who provide voice talent for the Pictures and Derivative Works are members of the Screen Actors Guild and the current SAG contract expires June 30, 2001. If a work stoppage did occur, it could have a material adverse affect on completing our films. There can be no assurance that our employees will not join or form a labor union, or that we will not be directly or indirectly impacted by industry related work stoppages or that we, for certain purposes, will not be required to become a union signatory. See "Business -- Employees" and "Management -- Directors and Executive Officers of the Company."

OUR CHIEF EXECUTIVE OFFICER HAS DIVIDED RESPONSIBILITIES.

     Pixar's Chief Executive Officer and Chairman, Steve Jobs, is also Chief Executive Officer at Apple Computer, Inc. Although Mr. Jobs spends time at Pixar and is active in our management, he does not devote his full time and resources to Pixar.

TO BE SUCCESSFUL, WE NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

     Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for quality animators, creative personnel and technical directors is especially intense because the entertainment market for such talent has significantly expanded over the past several years. If we were unable to hire, assimilate and retain qualified personnel in the future, particularly animators, creative personnel and technical directors, such inability would have a material adverse effect on our business, operating results and financial condition. See "Business -- Employees" and "Management -- Executive Officers of the Company."

WE FACE VARIOUS DISTRIBUTION RISKS WITH RESPECT TO OUR FEATURE FILMS.

     Disney is required to distribute the remaining four animated feature films to be produced pursuant to the Co-Production Agreement. Distribution of a motion picture generally involves domestic and foreign licensing for (1) theatrical exhibition, (2) home video, (3) presentation on television, including pay, network, basic cable and syndication, (4) non-theatrical exhibition, which includes airlines, schools and armed forces facilities and (5) marketing of other rights of the picture, which may include merchandising, such as CD-ROM titles, toys and soundtrack recordings. Although the Co-Production Agreement provides us with some protection, we cannot provide any assurances that the feature films made under the Co-Production Agreement will be distributed through all of these outlets. For example, Disney has traditionally not made its animated feature films available on premium pay television such as HBO, Showtime, Encore, Starz and Cinemax. See "Business -- Business Model and Products."

WE DEPEND ON OUR PROPRIETARY TECHNOLOGY AND COMPUTER SYSTEMS FOR THE TIMELY AND SUCCESSFUL DEVELOPMENT OF OUR FEATURE FILMS AND RELATED PRODUCTS.

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

A SINGLE SHAREHOLDER OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK.

     Our Chief Executive Officer, Steve Jobs, beneficially owns approximately 63% of our outstanding Common Stock as of March 15, 2001. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR OPERATIONS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We are currently expanding our detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn adversely affect our profitability. Although we carry business interruption insurance, there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

WORK STOPPAGES BY THE SCREEN ACTORS' GUILD AND THE AMERICAN FEDERATION OF TELEVISION AND RADIO ARTISTS COULD ADVERSELY AFFECT OUR OPERATIONS.

     Although none of our employees are represented by a labor union, it is common for animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. We are directly or indirectly dependent upon certain union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. For example, many of the actors who provide voice talent for the Pictures and Derivative Works are members of the SAG and/or AFTRA and the current SAG and AFTRA contract expires June 30, 2001. If a work stoppage did occur, it could have a material adverse effect on the completion of our films as currently scheduled and on our operations.

TO BE SUCCESSFUL, WE WILL NEED TO CONTINUOUSLY ENHANCE OUR EXISTING PROPRIETARY TECHNOLOGY AND DEVELOP NEW TECHNOLOGY.

     Substantially all of our revenues have been derived, and substantially all of our future revenues are expected to be derived, from the use and license of our proprietary technologies. We expect that we will be required to enhance these technologies and to develop new technologies in order to be successful in our industry and in the licensing of our RenderMan(R) software. We cannot provide any assurances that we will be successful in enhancing our existing technologies or in developing and utilizing new technologies, or that competitors will not develop technology that is equivalent or superior to our technologies or that makes our technologies obsolete. If we are unable to develop enhancements to our existing technologies or new technologies as required, our business, operating results or financial condition could be materially adversely affected. See "Business -- Technology" and "Business -- Competition -- Movie Studios."

THERE ARE VARIOUS RISKS ASSOCIATED WITH OUR PROPRIETARY RIGHTS.

  OUR EFFORTS TO PROTECT OUR PROPRIETARY TECHNOLOGIES MAY NOT SUCCEED.

     Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently own sixteen patents issued in the United States and eight issued in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. See
"Business -- Proprietary Rights."

     The source code for our proprietary software is protected both as trade secrets and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license our RenderMan(R) software product, we primarily rely on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable. See "Business -- Proprietary Rights."

  ENFORCING OUR PROPRIETARY RIGHTS MAY REQUIRE LITIGATION.

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

  OTHERS MAY ASSERT INFRINGEMENT CLAIMS AGAINST US.

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

  THIRD-PARTY TECHNOLOGY LICENSES MAY NOT CONTINUE TO BE AVAILABLE TO US IN THE FUTURE.

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

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE IN THE PAST, AND WE EXPECT SUCH VOLATILITY TO CONTINUE.

     The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, or other events or factors. For example, since January 2, 2000, our Common Stock has closed as low as $26.50 and as high as $40.00 per share. Moreover, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of such companies. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition. See "Market for Registrant's Common Stock and Related Shareholder Matters."

     We believe that period-to-period comparisons of our results of operations may not be necessarily meaningful as described in "Risk Factors -- Our operating results have fluctuated in the past and we expect such fluctuations to continue." Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. As a result, it is likely that in some future period our operating results will be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Form 10-K.

ITEM 2. PROPERTIES

     In November 2000, we moved our offices from leased facilities in Richmond, California to our new 215,000 square foot headquarters and studio facility in Emeryville, California. Through December 30, 2000, we incurred total capital expenditures of $98.6 million for the purchase of the land and to construct our studio facility. On March 16, 2000, we purchased an existing building on 1.76 acres in Emeryville for $7.7 million. While it was purchased for potential future expansion, the building will serve as a rental property, is occupied by commercial tenants and is expected to generate rental income. We used existing cash resources to fund these facility-related costs. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" in Item 7 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in claims arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we believe these matters will be resolved without material adverse effect on our financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following proposals were submitted to shareholders at our Annual Meeting of Shareholders held October 26, 2000. Each of these proposals was approved by a majority of the shares present at the meeting.

          1. To approve an amendment to our Bylaws to increase the authorized number of directors to a range of six to eleven directors, with the exact number to be fixed at eight. Results of the voting included 43,919,526 shares for, 141,846 shares against and 42,936 shares abstained.

          2. To re-elect seven directors and elect one new director to serve for the ensuing year or until their successors are duly elected and qualified.

                                                   SHARES FOR    SHARES WITHHELD
                                                   ----------    ---------------
Steve Jobs.......................................  44,042,536         61,772
Larry W. Sonsini.................................  43,739,113        365,195
Skip M. Brittenham...............................  44,022,054         82,254
Joseph A. Graziano...............................  44,023,619         80,689
Jill E. Barad....................................  43,988,213        116,095
Edwin E. Catmull.................................  44,042,001         62,307
Lawrence B. Levy.................................  44,038,150         66,158
Joe Roth.........................................  44,034,954         69,354

          3. To approve an amendment to our 1995 Stock Plan to increase the number of shares reserved for issuance thereunder by 3,350,000 shares. Results of the voting included 31,613,594 shares for, 5,963,492 shares against, 36,409 shares abstained and 6,490,813 broker no votes.

          4. To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ended December 30, 2000. Results of the voting included 44,063,095 shares for, 25,809 shares against and 15,404 shares abstained.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of Pixar and their ages as of March 15, 2001 are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Steve Jobs...........................  46     Chairman and Chief Executive Officer
Edwin E. Catmull.....................  55     President
Ann Mather...........................  40     Executive Vice President, Chief Financial Officer and
                                              Secretary
John Lasseter........................  44     Executive Vice President, Creative Development
Sarah McArthur.......................  44     Executive Vice President, Production

     Pixar's executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of Pixar. There is no family relationship between any executive officer or director of Pixar.

     Mr. Jobs is a co-founder of Pixar and has served as its Chairman since March 1991 and as its Chief Executive Officer since 1986. He has been a director of Pixar since 1986. In addition, Mr. Jobs currently serves as Chief Executive Officer and as a member of the Board of Directors of Apple Computer, Inc. ("Apple"). Mr. Jobs was also a co-founder of NeXT Software, Inc. ("NeXT"), which developed and marketed object-oriented software for client/server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple. Mr. Jobs then served as an advisor on a limited basis, then interim Chief Executive Officer to Apple until assuming his current role as Chief Executive Officer of Apple. Mr. Jobs has also served as a director of Gap Inc. since September 1999.

     Dr. Catmull is a co-founder of Pixar and in January 2001 was promoted to President of Pixar. Dr. Catmull had served as Executive Vice President and Chief Technical Officer since June 1995. From March 1991 to February 1995, he served as President, from November 1988 to March 1991 he served as Chairman and from February 1986 to November 1988 he served as President. Prior to joining Pixar, he was Vice President of the Computer Division of Lucasfilm. In March 2001, Dr. Catmull, along with two other Pixar employees, received an Oscar(R) from the Academy of Motion Pictures Arts and Sciences for Scientific and Technical Achievement for his work in developing our RenderMan(R) software. Dr. Catmull received the Scientific and Engineering Award from The Academy of Motion Picture Arts and Sciences in 1992 and also received the SIGGRAPH Coons Award for lifetime contributions in 1993. Dr. Catmull was inducted into the National Academy of Engineering in 2000 and is a member of the Scientific and Technical Awards Committee of The Academy of Motion Picture Arts and Sciences. Dr. Catmull received B.S. degrees in computer science and physics and a Ph.D. in computer science from the University of Utah.

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

     Mr. Lasseter is a two-time Academy Award(R)-winning director and animator. In addition to serving as head of all of Pixar Animation Studios' creative projects, he directed Toy Story, the first feature-length computer animated film (for which he won a special Achievement Academy Award(R)), A Bug's Life and Toy Story 2. He is currently in development on his fourth feature film. For Toy Story, Mr. Lasseter received the first Oscar(R) nomination ever given to an animated film for Best Original Screenplay. Mr. Lasseter has written and directed a number of short films and television commercials while at Pixar; Luxo Jr. (1986 Academy

Award nominee), Red's Dream (1987), Tin Toy (1988 Academy Award Winner) and Knickknack (1989), which was produced as a 3D stereoscopic film. Tin Toy was the first computer animated film to win an Oscar(R), when it won the 1988 Academy Award(R) for Best Animated Short Film. Mr. Lasseter also designed and animated the Stained Glass Knight character in the 1985 Steven Spielberg production, Young Sherlock Holmes. Mr. Lasseter joined Lucasfilm's Computer Division in 1984, and was a founding member of Pixar when it was formed in February, 1986. Prior to this, he spent five years as an animator at The Walt Disney Company, where he worked on such films as The Fox and the Hound and Mickey's Christmas Carol. He earned his B.F.A. in film from the California Institute of the Arts where he produced two animated films, each winners of the student Academy Award(R) for Animation; Lady and the Lamp in 1979 and Nightmare in 1980. His very first award came at the age of five when he won $15.00 from the Model Grocery Market in Whittier, California for a crayon drawing of the Headless Horseman.

     Ms. McArthur has served as Vice President, Production since May 1997 and was promoted to Executive Vice President, Production on February 4, 1999. Ms. McArthur oversees all Pixar production teams and manages all aspects of making the films. From 1989 to April 1997, Ms. McArthur worked at The Walt Disney Company, where she was most recently Vice President of Production for Disney Feature Animation, overseeing the production of feature animation films in Disney's California, Florida and Paris studios. During Ms. McArthur's eight years at Disney, she was the Production Manager on The Rescuers Down Under, went on to be the Associate Producer on Beauty and the Beast and an Executive Producer on The Lion King. She was appointed Director of Production in late 1991 and promoted to Vice President of Production in 1994. Prior to working at Disney, Ms. McArthur worked at the Mark Taper Forum as their Production Manager of special projects. Ms. McArthur earned her B.A. degree in Theatre from the University of California, Santa Barbara, and she attended Carnegie-Mellon University's M.F.A. program in Theater Arts.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our Common Stock trades on The Nasdaq Stock Market's Nasdaq National Market under the trading symbol "PIXR." The following table sets forth the high and low sale prices per share of our Common Stock for the periods indicated.

                                                              HIGH      LOW
                                                             ------    ------
1999
  First Quarter............................................  $45.00    $36.06
  Second Quarter...........................................  $49.75    $33.63
  Third Quarter............................................  $49.88    $33.50
  Fourth Quarter...........................................  $50.00    $35.38
2000
  First Quarter............................................  $39.88    $33.25
  Second Quarter...........................................  $40.50    $32.20
  Third Quarter............................................  $37.88    $31.31
  Fourth Quarter...........................................  $33.94    $25.63

     As of March 15, 2001, we had approximately 3,225 shareholders of record. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders. The price for the Common Stock as of the close of business on March 15, 2001 was $34.25 per share. We have never paid any cash dividends on our Common Stock. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is derived from our financial statements. This data should be read in conjunction with the Financial Statements and Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                            FISCAL YEAR
                                      --------------------------------------------------------
                                        1996        1997        1998        1999        2000
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.............................  $ 35,218    $ 34,699    $ 14,307    $121,037    $172,267
Net income from continuing
  operations........................    26,342      21,956       7,464      49,102      78,027
Net income..........................    25,319      22,190       7,822      49,224      78,433
Basic net income per share from
  continuing operations.............      0.68        0.53        0.17        1.06        1.65
Basic net income per share..........      0.66        0.54        0.18        1.07        1.66
Diluted net income per share from
  continuing operations.............      0.56        0.46        0.14        0.99        1.56
Diluted net income per share........      0.54        0.46        0.15        0.99        1.57
          Total assets..............   176,941     231,068     250,806     374,905     479,779
          Total shareholders'
            equity..................   170,804     217,300     235,147     344,443     435,896

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. Until 1996, Pixar generated its recurring revenue primarily from the license of RenderMan(R) software, software development contracts and fees for animated television commercials. In 1991, we entered into a feature film agreement (the "Feature Film Agreement") with Walt Disney Pictures, a wholly owned subsidiary of The Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as "Disney"), for the development and production of up to three animated feature films to be marketed and distributed by Disney. As a result, in 1992, we began to place more emphasis on products sold for their content, especially feature films, and the continued development of our proprietary software. We reduced emphasis on the commercialization of software and contract development work and moved away from producing computer-animated commercials. This shift in focus resulted in a new business model, which we have implemented over the last eight years, where we develop and produce original animated feature films.

     Adoption of this new business model did not materially impact our results of operations and financial condition until 1996, when we first recognized film revenue and cost of film revenue attributable to our first animated feature film, Toy Story, which was released in November 1995. Our share of revenues and expenses from Toy Story was governed by the terms of the Feature Film Agreement. This agreement was superseded in February 1997 by the Co-Production Agreement, described below. All films produced subsequent to Toy Story are subject to the terms of the Co-Production Agreement. See "Business -- Risk Factors" in Item 1 of this Form 10-K.

     In February 1997, we entered into the Co-Production Agreement ("Co-Production Agreement") with Disney pursuant to which we, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures, and share equally in the profits of each Picture and any related merchandise as well as other ancillary products, after recovery of all marketing and distribution costs (which Disney finances), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that we will be responsible for the production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. Our second feature film, A Bug's Life, was released in November 1998 and counts as the first original Picture under the Co-Production Agreement. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse us for our share of certain general and administrative costs and certain research and development costs that benefit the productions. See Note 4 of Notes to Financial Statements.

     In November 1999, Toy Story 2, our third animated feature film was released. As a sequel, Toy Story 2 is a derivative work of the original Toy Story and therefore it does not count toward the five original Pictures to be produced under the Co-Production Agreement. However, as a derivative work, Toy Story 2 is treated as a Picture under the Co-Production Agreement, and all the provisions applicable to the five original Pictures apply.

     In 1999, we began production on our fourth theatrical film, Monsters, Inc. and concept development on our sixth animated feature film, "Film Six." In 2000, we began production on our fifth animated feature film, Finding Nemo and concept development on our seventh animated feature film, "Film Seven." These films will be produced and distributed under the Co-Production Agreement and will count as the second, third, fourth, and fifth films of the five original films to be produced under the Co-Production Agreement. We expect to release Monsters, Inc. in November 2001, and Finding Nemo in summer 2003, at the earliest. Film Six and Film Seven are currently targeted for release no earlier than 2004 and 2005, respectively.

RESULTS OF OPERATIONS

  REVENUE

     In 2000, we derived revenue from Toy Story 2, A Bug's Life, Toy Story, from software licenses and from fees for other animation services. Revenue from feature films is recognized as earned and reasonably estimable. Beginning in 2000, we have had an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits. Under the Co-Production Agreement, we share equally with Disney in the profits of Toy Story 2 and A Bug's Life after Disney recovers its marketing, distribution and other predefined costs and fees. See
"Business -- Risk Factors -- Dependence on revenue from our feature films." All payments to us from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug's Life, Toy Story 2, Monsters, Inc., Finding Nemo, Film Six, and Film Seven under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, we have netted the reimbursements against the related costs. These reimbursed costs through the end of 2000 are set forth in
Note 4 of Notes to Financial Statements. Software license revenue is recognized upon shipment. Animation services revenue is recognized on the percentage-of-completion method of accounting. See Note 1 of Notes to Financial Statements.

     Total revenue was $14.3 million in 1998, increased to $121.0 million in 1999, and increased to $172.3 million in 2000. The increase in total revenue from 1998 to 1999 was due primarily to revenue recognized in 1999 generated by the release of A Bug's Life in November 1998. No revenues attributable to Toy Story 2 were recognized in 1999. The increase in total revenue from 1999 to 2000 was due primarily to revenue recognized in 2000 generated by the release of Toy Story 2 in November 1999.

     Film and animation services revenue increased from $10.4 million in 1998 to $115.3 million in 1999, and increased to $163.2 million in 2000. Film revenue increased from $9.8 million in 1998 to $114.4 million in 1999, and increased to $162.3 million in 2000. Film revenue in 1998 was derived primarily from residual merchandise sales from Toy Story under the Feature Film Agreement. The increase in 1999 resulted primarily from A Bug's Life theatrical, home video and merchandise revenues, offset by Disney's related distribution costs and fees. The significant increase from 1999 to 2000 was primarily due to the tremendous success of Toy Story 2 in both theatrical and home video markets. Revenues for 2000 were also derived from our library titles, and additional revenues related to the Toy Story franchise, including royalties from the direct-to-video release of Buzz Lightyear of Star Command, and royalties from the Buzz Lightyear of Star Command television series.

     Animation services revenue includes revenue generated from short projects related to our feature films. Fees for animation services, which are fixed in advance, depend on the relative complexity and length of each production and may also depend on the market and other competitive conditions. Animation services revenue increased from $630,000 in 1998 to $873,000 in 1999, and remained relatively flat at $882,000 in 2000. We expect that revenue in this area will continue to vary significantly from year to year due to the sporadic nature of this business and the need to utilize animation services employees on other productions. For example, we transferred substantially all of our animation services employees to assist in the completion of both A Bug's Life and Toy Story 2 during peak production periods. There can be no assurance that we will generate any animation services revenue during periods in which animation services employees are devoted to feature films or other projects.

     Software revenue includes software license revenue, principally from RenderMan(R), and royalty revenue from licensing Physical Effects, Inc. (PEI) technology to a third party. Software revenue increased from $3.9 million in 1998 to $5.7 million in 1999, and increased to $9.1 million in 2000. Software revenue increased in both years due primarily to an increase in RenderMan(R) software license revenue, and to a lesser extent, from an increase in the royalty revenue from licensing PEI technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. In spite of the increase in software revenue for the year 2000, our primary focus is on content creation for animated feature films and related products, and as a result, we have not increased the time and resources necessary to generate significantly higher RenderMan(R) license revenues. Therefore, we continue to expect ongoing variability in revenue derived from software licenses and that such revenue will remain flat or possibly decline. All historical and future royalty income, if any, associated with our discontinued CD-ROM division is now and will continue to be excluded from software revenue and presented in results of discontinued operations. See "Results of Discontinued Operations."

     For fiscal years 1998 and 1999, Disney accounted for 76% and 95%, respectively, of our revenue from continuing operations, attributable to film related revenue, animation services and software revenue. For fiscal year 2000, Disney accounted for 95% of our revenue from continuing operations, primarily attributable to revenue generated from the theatrical and home video release of Toy Story 2, and related merchandise.

  COST OF REVENUE

     Cost of film and animation services revenue increased to $31.0 million in 1999 from $141,000 in 1998, and increased to $36.4 million in 2000. Cost of film revenue represents amortization of capitalized film costs. Higher than expected Toy Story film revenue in prior years resulted in our amortizing all Toy Story film costs by December 31, 1997. As a result, there was no cost of film revenue for Toy Story in 1998, only cost of animation services revenue. Cost of film revenue for fiscal year 1999 included amortization of capitalized film costs associated with A Bug's Life, and represented 27% of total film revenue. Cost of film revenue for fiscal year 2000 included amortization of capitalized film costs associated with A Bug's Life and Toy Story 2, and represented 22% of total film revenue. The decline in cost of film revenue as a percentage of total film revenue in 2000 from 1999 can be attributed to revenue related to Toy Story for which there was no corresponding cost, as well as a lower amortization percentage for Toy Story 2 relative to A Bug's Life due to its success in the marketplace.

     Cost of animation services revenue consists of production costs, which include salaries, benefits, facility expenses, and department overhead costs. Cost of animation services revenue as a percentage of the related revenue increased from 22% in 1998 to 59% in 1999, and decreased slightly to 56% in 2000. In 1996, we decided to largely discontinue our business of producing a number of animated television commercials, in favor of working on a fewer number of animation services projects related to our feature films. The variation in gross profit reflects the fact that animation services projects are negotiated individually and depending on the complexity of the project, profit margins may vary significantly from project to project.

     Cost of software revenue consists of the direct cost and manufacturing overhead required to reproduce and to package our software products, as well as amortization of purchased technology. Cost of software revenue includes no amortization of internal software development expenses since no such expenses have been capitalized. Cost of software revenue as a percentage of the related revenue decreased from 18% in 1998 to 12% in 1999, and decreased further to 6% in 2000. Cost of software revenue in all three years was due primarily to the amortization of purchased technology associated with the acquisition of Physical Effects, Inc. ("PEI"). Approximately $2.7 million of the PEI purchase price was assigned to purchased technology, which PEI licensed to a third party. As a result of the ongoing amortization of this purchased technology, it is likely that our software gross profit will vary from year to year as compared to software gross profit prior to the 1998 acquisition.

  OPERATING EXPENSES

     Operating expenses increased from $12.1 million in 1998 to $14.8 million in 1999, and to $14.9 million in 2000. We intend to continue to increase operating expenses in a number of areas. With respect to general expense growth, as a result of competition we have had to pay higher salaries for technical and administrative personnel. We expect compensation for such personnel to continue to increase. Despite the flat year-over-year comparison in operating expenses from 1999 to 2000, we still expect future operating expenses to reflect the growth of the studio as we prepare for the release of Monsters, Inc. and as we ramp up toward our goal of producing one feature film per year. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. See Note 4 of Notes to Financial Statements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

     We recorded amortization of deferred compensation for the difference between the grant price and the deemed fair value of our common stock for options granted during 1995. Amortization of deferred compensation of $310,000 and $104,000 was expensed in 1998 and 1999, respectively. As of January 1, 2000, all deferred compensation has been amortized.

     Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan(R) product, for our proprietary Marionette(TM) and Ringmaster(TM) animation and production management software. Research and development expenses increased from $3.9 million in 1998 to $6.3 million in 1999 due to our increased investment in creative development, an increase in employee-related costs associated with the release of Toy Story 2 and increased investment in proprietary technology and short film projects in 2000. Research and development expenses declined to $5.6 million due primarily to diverting personnel and other resources to the current productions and a decrease in employee costs related to Toy Story 2, which were reflected in 1999. In addition, there was a decrease in costs associated with the short film projects resulting from a one-time $523,000 additional reimbursement from Disney under the Co-Production Agreement for certain research and development expenses incurred prior to fiscal year 2000. We expect research and development expenses to increase in future periods due to our continued investment in internal technology. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and overhead, as well as public relations, advertising, technical support and trade show costs required to support the software segment. In 1999 and 2000, sales and marketing expenses increased to $1.5 million and $1.6 million, respectively, from $1.3 million in 1998 primarily due to increases in corporate marketing and public relations costs, as well as to sales expenses associated with an increase in software license revenues. We believe that sales and marketing expenses will continue to increase in absolute dollars in future periods, particularly in the areas of public relations and corporate marketing.

     General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses remained level at $7.0 million in 1998 and 1999, and increased to $7.7 million in 2000. The increase in general and administrative expenses from 1999 to 2000 was primarily due to increased general and administrative headcount and related compensation, costs necessary to support our infrastructure and public company related costs. We expect general and administrative expenses to further increase in future periods.

  OTHER INCOME, NET

     Other income, net was $8.8 million in 1998, $7.5 million in 1999, and $13.0 million in 2000. Other income, net consisted primarily of interest income from investments. The decrease from 1998 to 1999 was due to an average decline in cash balances in the first half of 1999 as cash was being used to fund film production and the construction of our new Emeryville facility. The increase from 1999 to 2000 is primarily due to an increase in interest rates and an increase in our average cash, cash equivalents and short-term investment balances during the year.

  INCOME TAXES

     Income tax expense from continuing operations of $2.6 million, $32.9 million and $55.4 million reflects our effective tax rates of 26.1%, 40.1% and 41.5% for 1998, 1999, and 2000, respectively. Due to the increase in earnings and the use of all net operating loss carryforwards by the first quarter of 1999, income tax expense has increased significantly. We expect that our effective tax rate will be reduced in the near future due to the utilization of research and experimentation credits for federal and state tax purposes, as well as the utilization of certain other state credits and exemptions. See Note 6 of Notes to Financial Statements.

  RESULTS OF DISCONTINUED OPERATIONS

     After the Co-Production Agreement was executed, we determined that, despite the fact that our first CD-ROM titles were successful on relative terms, the resources devoted to our interactive products division would be better allocated to other projects arising from the Co-Production Agreement. We determined in March 1997 to discontinue our business of producing CD-ROM and other interactive products and redirected the approximately 60 employees in that division to film and related projects within Pixar. We recorded income from discontinued operations, net of taxes, of $358,000 in 1998, $122,000 in 1999 and $406,000 in
2000 due to royalty income received. Although income from discontinued operations for 2000 increased, we do not expect to receive significant CD-ROM royalty income in future periods. See Note 11 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments increased from $194.9 million at January 1, 2000 to $202.8 million at December 30, 2000. The increase was due primarily to cash received from Disney for our share of film revenue, as well as software revenue and interest income. This increase was partially offset by film production spending and construction expenditures on our new studio and headquarter facilities in Emeryville, California. In 1998, cash provided by operating activities largely consisted of net income of $7.8 million, primarily resulting from film revenue related to Toy Story. In 1999, cash provided by operating activities was primarily attributable to net income of $49.2 million primarily resulting from film revenue related to A Bug's Life, the non-cash impact of deferred income taxes and tax benefit from option exercises of $19.6 million, and the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $36.5 million. In 2000, cash provided by operating activities was primarily attributable to net income of $78.4 million resulting primarily from film revenue related to Toy Story 2, cash provided by unearned revenue totaling $14.1 million, the non-cash impact of deferred income taxes and tax benefit from option exercises of $14.7 million, and the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $40.3 million. Cash provided by operating activities for 2000 was partially offset by receivables from Disney of $61.8 million. In 1998, 1999 and 2000 cash used in investing activities primarily consisted of investments in short-term securities, capitalized film production costs and purchase of property and equipment, as described below, offset by net proceeds from sales of short-term investments. In 1998, 1999 and 2000, cash provided by financing activities primarily consisted of proceeds from exercised stock options.

     At December 30, 2000, our capital commitments primarily consisted of obligations to fund production costs of films and derivative products under the Co-Production Agreement and additional remaining costs related to our new studio and headquarter facilities, both discussed below. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered and we have obligations under operating leases. See Note 8 of Notes to Financial Statements. We expect 2001 cash expenditures for capital equipment to be approximately $3.7 million, excluding costs related to our new studio and headquarter facilities discussed below.

     Film Production Costs Under Co-Production Agreement. In fiscal 2001, we expect to spend approximately $48.7 million, net of Disney's film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement, which will directly impact working capital. However, there can be no assurance that such costs would not change based on revised estimates.

     New Studio and Headquarter Facilities. In November 2000, we moved our offices from leased facilities in Richmond, California to our new headquarters and studio facility in Emeryville, California. As of December 30, 2000, we incurred capital expenditures of approximately $98.6 million to purchase the land and to construct our studio and headquarter facility. In order to complete construction and furnish and equip our

Emeryville facility, we expect to incur capital expenditures ranging from $5 million to $7 million in 2001. On March 16, 2000, we purchased an existing building on 1.76 acres in Emeryville for $7.7 million. While it was purchased for potential future expansion, the building will serve as a rental property, is occupied by commercial tenants and is expected to generate rental income.

     As of December 30, 2000, our principal source of liquidity was approximately $202.8 million in cash, cash equivalents and short-term investments. Pursuant to the Co-Production Agreement, we will co-finance the next four original animated feature films, which we produce, including Monsters, Inc., Finding Nemo, Film Six and Film Seven. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. We believe that our current available funds and forecasted cash from operations in 2001 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the production costs of Monsters, Inc., Finding Nemo, Film Six and Film Seven. However, there can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both facility construction costs and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the AICPA issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." The guidance in this SOP applies to all types of films, and is applicable to all producers or distributors that own or hold rights to distribute or exploit films. For purposes of this SOP, films are defined as feature films, television specials, television series, or similar products including animated films and television programming that are sold, licensed or exhibited, whether produced on film, videotape, digital, or other video recording format. SOP 00-2, which we plan to adopt in the first quarter of fiscal year 2001, is effective for financial statements for fiscal years beginning after December 15, 2000. We have evaluated the pro forma effects of SOP 00-2, and based on that evaluation, we do not believe SOP 00-2 will have a material effect on our financial statements, liquidity, or results of operations upon implementation in the first quarter of 2001.

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133," issued in June 2000, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions.. We do not believe that adoption of this statement will have a material effect on our financial statements upon implementation in the first quarter of 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Investment Portfolio. We invest in a variety of investment grade, interest-bearing securities, including fixed-rate obligations of corporations, and national governmental entities and agencies. This diversification of risk is consistent with our policy to ensure safety of our principal and maintain liquidity. We only invest in securities with a maturity of 24 months or less, with only government obligations exceeding 12 months. Our investments are fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

     All of our financial instruments are held for purposes other than trading and are considered "available for sale" per SFAS 115. The table below provides information regarding our investment portfolio at December 30, 2000. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

                                                      LESS THAN     OVER
                                                       1 YEAR      1 YEAR      TOTAL
                                                      ---------    -------    --------
Available-for-sale securities.......................  $105,710     $33,804    $139,514
Weighted-average interest rate......................      6.00%       6.40%       6.10%

     Impact of Foreign Currency Rate Changes. While our products are distributed in foreign markets by Disney and its affiliates, we are not directly exposed to foreign currency rate fluctuations. However, we recognize revenues from foreign territories based on an average foreign currency exchange rate used by Disney for revenue reporting. This rate may differ from the actual exchange rate at the time cash is remitted to Disney and subsequently to us. Therefore, there may be some indirect foreign currency exchange rate exposure as managed by Disney.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required pursuant to this item are included in
Part IV, Item 14 of this Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in the notes to the financial statements under the subsection entitled "Quarterly Financial Information (Unaudited), beginning on page F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

     Please see the information set forth in the sections entitled "Proposal One -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 30, 2000 (the "2001 Proxy Statement"), which we are incorporating into this Form 10-K by reference.

EXECUTIVE OFFICERS

     The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Please see the information set forth in the sections entitled "Proposal One -- Election of Directors -- Director Compensation" and "Executive Officer Compensation" in our 2001 Proxy Statement, which we are incorporating into this Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Please see the information set forth in the section entitled "Share Ownership of Principal Shareholders and Management" in our 2001 Proxy Statement, which we are incorporating into this Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Please see the information set forth in the section entitled "Transactions with Management" in our 2001 Proxy Statement, which we are incorporating into this Form 10-K by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) We have filed the following documents as part of this Form 10-K:

          1. Financial Statements.

Independent Auditors' Report................................  F-1
Balance Sheets as of January 1, 2000 and December 30,
  2000......................................................  F-2
Statements of Income for the years ended January 2, 1999,
  January 1, 2000 and December 30, 2000.....................  F-3
Statements of Shareholders' Equity for the years ended
  January 2, 1999, January 1, 2000 and December 30, 2000....  F-4
Statements of Cash Flows for the years ended January 2,
  1999, January 1, 2000 and December 30, 2000...............  F-5
Notes to Financial Statements...............................  F-6

          2. Financial Statement Schedule. We have filed the following financial statement schedule for the years ended January 2, 1999, January 1, 2000 and December 30, 2000 as part of this Form 10-K. It should be read in conjunction with our Financial Statements, and related notes.

Independent Auditors' Report on Financial Statement
  Schedule..................................................  S-1
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................  S-2

          We have omitted schedules not listed above since they are either not required, not applicable, or the information is otherwise included.

          3. Exhibits. See Item 14(c) below.

     (b) Reports on Form 8-K. We filed no reports on Form 8-K during the fourth quarter ended December 30, 2000.

     (c) Exhibits. We have filed, or incorporated into the Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

     (d) Financial Statement Schedule. See Item 14(a) above.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders, Pixar:

     We have audited the accompanying balance sheets of Pixar as of January 1, 2000 and December 30, 2000 and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2000. These financial statements are the responsibility of Pixar's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pixar as of January 1, 2000 and December 30, 2000, and the results of its operation and its cash flows for each of the years in the three-year period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

San Francisco, California
February 2, 2001

                                     PIXAR

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              JANUARY 1,    DECEMBER 30,
                                                                 2000           2000
                                                              ----------    ------------
Cash and cash equivalents...................................   $ 31,170       $ 63,241
Short-term investments......................................    163,779        139,514
Trade accounts receivable, net of allowance for returns and
  doubtful accounts of $224 and $170 as of 1999 and 2000,
  respectively..............................................        714          1,136
Due from Disney.............................................     12,057         73,850
Other receivables...........................................      3,969          3,121
Prepaid expenses and other assets...........................      3,888          4,903
Deferred income taxes.......................................     34,533         26,091
Property and equipment, net.................................     60,266        110,891
Capitalized film production costs...........................     64,529         57,032
                                                               --------       --------
          Total assets......................................   $374,905       $479,779
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable............................................   $    458       $  1,622
Income taxes payable........................................     12,230          9,650
Accrued liabilities.........................................     16,475         17,229
Unearned revenue............................................      1,299         15,382
                                                               --------       --------
          Total liabilities.................................     30,462         43,883
                                                               --------       --------
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized
     and no shares issued and outstanding...................         --             --
  Common stock, no par value; 100,000,000 shares authorized;
     46,959,093 and 47,633,372 shares issued and outstanding
     as of January 1, 2000, and December 30, 2000,
     respectively...........................................    281,274        293,209
  Accumulated other comprehensive income (loss).............       (660)           425
  Retained earnings.........................................     63,829        142,262
                                                               --------       --------
          Total shareholders' equity........................    344,443        435,896
                                                               --------       --------
          Total liabilities and shareholders' equity........   $374,905       $479,779
                                                               ========       ========

                See accompanying notes to financial statements.

                                     PIXAR

                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 2,    JANUARY 1,    DECEMBER 30,
                                                               1999          2000           2000
                                                            ----------    ----------    ------------
Revenue:
  Film and animation services.............................   $10,389       $115,291       $163,154
  Software................................................     3,918          5,746          9,113
                                                             -------       --------       --------
          Total revenue...................................    14,307        121,037        172,267
                                                             -------       --------       --------
Cost of revenue:
  Film and animation services.............................       141         31,016         36,433
  Software................................................       723            689            571
                                                             -------       --------       --------
          Total cost of revenue...........................       864         31,705         37,004
                                                             -------       --------       --------
          Gross profit....................................    13,443         89,332        135,263
                                                             -------       --------       --------
Operating expenses:
  Research and development................................     3,862          6,281          5,562
  Sales and marketing.....................................     1,301          1,501          1,615
  General and administrative..............................     6,956          7,016          7,686
                                                             -------       --------       --------
          Total operating expenses........................    12,119         14,798         14,863
                                                             -------       --------       --------
          Income from continuing operations...............     1,324         74,534        120,400
Other income, net.........................................     8,777          7,469         12,978
                                                             -------       --------       --------
          Income from continuing operations before
            taxes.........................................    10,101         82,003        133,378
Income tax expense........................................     2,637         32,901         55,351
                                                             -------       --------       --------
          Net income from continuing operations...........     7,464         49,102         78,027
Income from discontinued operations (includes income tax
  expense of $127, $62 and $279 in 1998, 1999 and 2000,
  respectively)...........................................       358            122            406
                                                             -------       --------       --------
          Net income......................................   $ 7,822       $ 49,224       $ 78,433
                                                             =======       ========       ========
Basic net income per share from continuing operations.....   $  0.17       $   1.06       $   1.65
Basic net income per share from discontinued operations...      0.01           0.01           0.01
                                                             -------       --------       --------
Basic net income per share................................   $  0.18       $   1.07       $   1.66
                                                             =======       ========       ========
Shares used in computing basic net income per share.......    44,185         46,148         47,280
                                                             =======       ========       ========
Diluted net income per share from continuing operations...   $  0.14       $   0.99       $   1.56
Diluted net income per share from discontinued
  operations..............................................      0.01           0.00           0.01
                                                             -------       --------       --------
Diluted net income per share..............................   $  0.15       $   0.99       $   1.57
                                                             =======       ========       ========
Shares used in computing diluted net income per share.....    51,338         49,810         49,851
                                                             =======       ========       ========

                See accompanying notes to financial statements.

                                     PIXAR

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                           ACCUMULATED
                                                              OTHER
                                        COMMON STOCK      COMPREHENSIVE                                 TOTAL
                                      -----------------      INCOME         DEFERRED     RETAINED   SHAREHOLDERS'   COMPREHENSIVE
                                      SHARES    AMOUNT       (LOSS)       COMPENSATION   EARNINGS      EQUITY          INCOME
                                      ------   --------   -------------   ------------   --------   -------------   -------------
BALANCES, DECEMBER 31, 1997.........  42,411   $210,902      $   29          $(414)      $  6,783     $217,300
Exercise of stock options, including
  tax benefit.......................   2,865      6,895          --             --             --        6,895
Amortization of deferred
  compensation......................      --         --          --            310             --          310
Acquisition of PEI..................      60      2,600                                                  2,600
Other comprehensive income:
  Holding gains on securities
    arising during the period,
    net.............................      --         --         223             --             --          223
  Less: reclassification adjustment
    for gains included in income....      --         --          (3)            --             --           (3)
                                      ------   --------      ------          -----       --------     --------
Unrealized gain on investments......      --         --         220             --             --          220         $   220
Net income..........................      --         --          --             --          7,822        7,822           7,822
                                      ------   --------      ------          -----       --------     --------         -------
BALANCES, JANUARY 2, 1999...........  45,336    220,397         249           (104)        14,605      235,147         $ 8,042
                                                                                                                       =======
Exercise of stock options, including
  tax benefit.......................   1,623     60,877          --             --             --       60,877
Amortization of deferred
  compensation......................      --         --          --            104             --          104
Other comprehensive income:
  Holding loss on securities arising
    during the period, net..........      --         --        (850)            --             --         (850)
  Less: reclassification adjustment
    for gains included in income....      --         --         (59)            --             --          (59)
                                      ------   --------      ------          -----       --------     --------
Unrealized loss on investments......      --         --        (909)            --             --         (909)        $  (909)
Net income..........................      --         --          --             --         49,224       49,224          49,224
                                      ------   --------      ------          -----       --------     --------         -------
BALANCES, JANUARY 1, 2000...........  46,959    281,274        (660)            --         63,829      344,443         $48,315
                                                                                                                       =======
Exercise of stock options, including
  tax benefit.......................     674     11,935          --             --             --       11,935
Other comprehensive income:
  Holding gains on securities
    arising during the period,
    net.............................      --         --       1,084             --             --        1,084
  Less: reclassification adjustment
    for losses included in income...      --         --           1             --             --            1
                                      ------   --------      ------          -----       --------     --------
Unrealized income on investments....      --         --       1,085             --             --        1,085         $ 1,085
Net income..........................      --         --          --             --         78,433       78,433          78,433
                                      ------   --------      ------          -----       --------     --------         -------
BALANCES, DECEMBER 30, 2000.........  47,633   $293,209      $  425          $  --       $142,262     $435,896         $79,518
                                      ======   ========      ======          =====       ========     ========         =======

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEARS ENDED
                                                              ----------------------------------------
                                                              JANUARY 2,    JANUARY 1,    DECEMBER 30,
                                                                 1999          2000           2000
                                                              ----------    ----------    ------------
Cash flows from operating activities:
  Net income................................................  $   7,822     $  49,224      $  78,433
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Discontinued operations...................................       (358)         (122)          (406)
  Amortization of deferred compensation, net of
    capitalization..........................................        310           104             --
  Amortization of purchased technology......................        630           630            480
  Depreciation and amortization.............................      5,826         6,046          4,312
  Amortization of capitalized film production costs.........         --        30,503         35,940
  Licenses exchanged for equipment..........................       (114)           --             --
  Loss on disposition of property and equipment.............        311           706             16
  Tax benefit from option exercises.........................      3,636        53,150          6,282
  Deferred income taxes.....................................       (988)      (33,545)         8,442
  Changes in operating assets and liabilities:
    Trade accounts receivable...............................        726          (119)          (422)
    Due from Disney.........................................       (146)      (11,606)       (61,793)
    Other receivables.......................................       (477)       (1,130)           848
    Prepaid expenses and other assets.......................     (1,491)          366         (1,495)
    Accounts payable........................................        921        (2,157)         1,164
    Accrued liabilities.....................................      2,221         4,716            754
    Income taxes payable....................................     (1,679)       12,133         (2,580)
    Unearned revenue........................................        103           111         14,083
                                                              ---------     ---------      ---------
      Net cash provided by continuing operations............     17,253       109,010         84,058
      Net cash provided by discontinued operations..........        358           122            406
                                                              ---------     ---------      ---------
      Net cash provided by operating activities.............     17,611       109,132         84,464
                                                              ---------     ---------      ---------
        Cash flows from investing activities:
  Purchase of property and equipment........................    (16,576)      (38,060)       (55,352)
  Proceeds from sale of property and equipment..............        741         2,172            399
  Proceeds from sale of short-term securities...............    150,381       140,701        321,241
  Investments in short-term securities......................   (195,454)     (185,898)      (295,891)
  Capitalized film production costs.........................    (32,252)      (34,161)       (28,443)
                                                              ---------     ---------      ---------
        Net cash used in investing activities...............    (93,160)     (115,246)       (58,046)
                                                              ---------     ---------      ---------
Cash flows from financing activities:
  Proceeds from exercised stock options.....................      3,259         7,727          5,653
                                                              ---------     ---------      ---------
        Net cash provided by financing activities...........      3,259         7,727          5,653
                                                              ---------     ---------      ---------
Net increase (decrease) in cash and cash equivalents........    (72,290)        1,613         32,071
Cash and cash equivalents at beginning of period............    101,847        29,557         31,170
                                                              ---------     ---------      ---------
Cash and cash equivalents at end of period..................  $  29,557     $  31,170      $  63,241
                                                              =========     =========      =========
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes................  $   1,796     $   1,900      $  43,486
                                                              =========     =========      =========
Supplemental disclosure of non-cash investing and financing
  activities:
Credits used to purchase equipment..........................  $     120     $      --      $      --
                                                              =========     =========      =========
Non-cash film production costs capitalized..................  $      --     $      --      $     396
                                                              =========     =========      =========
Value of common stock and liabilities assumed for purchase
  of PEI....................................................  $   3,000     $      --      $      --
                                                              =========     =========      =========
Unrealized gain (loss) on investments.......................  $     220     $    (909)     $   1,085
                                                              =========     =========      =========

                See accompanying notes to financial statements.

                                     PIXAR

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF PIXAR AND SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Pixar was incorporated in the state of California on December 9, 1985. Pixar is a leading digital animation studio with the creative, technical and production capabilities to create a new generation of animated feature films and related products.

  Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 30, 2000 consisted primarily of U.S. Treasury Bills, demand notes, commercial paper and government agency bonds.

  Short-Term Investments

     Investments are accounted under Statement of Financial Accounting Standards in Debt and Equity Instruments (SFAS 115) and are classified as "available-for-sale." Such investments are recorded at fair value, and unrealized gains and losses, if material, are reported as a component of comprehensive income (loss) until realized. Interest income is recorded using an effective interest rate with the associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over estimated useful lives ranging from two to thirty years. Leasehold improvements are amortized over the lesser of the related lease term or the life of the improvement. Management evaluates these assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impaired assets and assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

  Film Production Costs

     Film production costs include costs to develop and produce computer animated motion pictures, mainly salaries, equipment and overhead. Film production costs in excess of reimbursable amounts from Disney are capitalized. Once a film is released, any film production costs capitalized will be amortized in the proportion that the revenue during the year for each film bears to the estimated revenue to be received from all sources under the individual film forecast method. Estimates of anticipated total gross revenues are reviewed periodically and revised when necessary. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to net realizable value.

  Impairment of Long-lived Assets

     The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not identified any such impairment losses.

                                     PIXAR

  Research and Development Costs

     Research and development costs, net of reimbursable expenses, are charged to operations as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, additional costs would be capitalized. To date, the Company has not capitalized any software development costs after technological feasibility has been established on its software products since it believes the process for developing software is essentially completed concurrently with the establishment of technological feasibility and costs incurred thereafter have not been material.

  Revenue Recognition

     Revenue from the distribution of animated feature films and related products is recognized as earned and reasonably estimable. The related revenue cycle is generally five to ten years, with the substantial majority expected to be recognized in the first four years. Any revenue received in advance from Disney is deferred and recorded as revenue when earned.

     Revenue for software licenses are in compliance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 "Software Revenue Recognition" and SOP 98-9 "Modification of SOP 97-2, with respect to certain transactions." SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements. SOP 98-9 allows the use of the residual method when fair value exists for all undelivered elements. SOP 98-9 was implemented in fiscal year 2000 and did not have a material effect on results of operations and financial position. Software maintenance is recorded as deferred revenue and is recognized ratably over the term of the agreement, which is generally twelve months.

     Animation services revenue is recognized on the percentage-of-completion method of accounting.

  Financial Instruments and Concentration of Credit Risk

     The carrying value of financial instruments, including marketable securities and accounts receivable, approximate fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. The Company invests its excess cash in a variety of investment grade, interest-bearing securities with major banks. This diversification of risk is consistent with its policy to ensure safety of principal and maintain liquidity.

     Excluding the software business, revenue is concentrated in one large customer, Disney, as outlined in Note 9. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

  Fiscal Year

     Effective for the fiscal year 1998, the Company adopted a 52 or 53-week fiscal year, changing the year end date from December 31 to the Saturday nearest December 31. The 2000 fiscal year ended December 30, 2000 and consisted of 52 weeks. The 1998 and 1999 fiscal years ended January 2, 1999 and January 1, 2000, and consisted of 53 and 52 weeks, respectively.

  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                                     PIXAR
reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Income Taxes

     Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of such temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

  Net Income per Share

     In accordance with SFAS No. 128, "Earnings per Share," basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period and using the treasury stock method for options and warrants (see
Note 10).

  Segment Reporting

     The Company has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes annual and interim reporting standards for operating segments of a company (see Note 9).

  Comprehensive Income (Loss)

     In fiscal year 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 130 requires classification of other comprehensive income separately from retained earnings and additional paid-in-capital. Other comprehensive income includes primarily unrealized gains and losses on available-for-sale securities.

  Reclassifications

     Certain amounts reported in previous years have been reclassified to conform to the 2000 financial statement presentation.

  Stock Option Plans

     The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans.

     Additionally, pursuant to SFAS No. 123, stock issued to non-employees is accounted for at the fair value of the equity instruments issued.

     In April 2000, the FASB issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25." This interpretation, which is effective from July 1, 2000, is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

  Recent Accounting Pronouncements

     In June 2000, the AICPA issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." The guidance in this SOP applies to all types of films, and is applicable to all producers or distributors that own or hold rights to distribute or exploit films. For purposes of this SOP, films are defined

                                     PIXAR
as feature films, television specials, television series, or similar products including animated films and television programming that are sold, licensed or exhibited, whether produced on film, videotape, digital, or other video recording format. SOP 00-2, which the Company plans to adopt in the first quarter of fiscal year 2001, is effective for financial statements for fiscal years beginning after December 15, 2000. The Company has evaluated the pro forma effects of SOP 00-2, and based on that evaluation, the Company does not believe SOP 00-2 will have a material effect on our financial statements, liquidity, or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133," issued in June 2000, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. The Company does not believe that adoption of this statement will have a material effect on its financial statements upon implementation in the first quarter of 2001.

(2) SHORT-TERM INVESTMENTS

     All investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                UNREALIZED      ESTIMATED
                                                    COST      GAINS (LOSSES)    FAIR VALUE
                                                  --------    --------------    ----------
JANUARY 1, 2000:
U. S. Treasury Bills............................  $  9,882        $  (4)         $  9,878
U. S. Treasury Notes............................    66,024         (512)           65,512
Commercial paper................................    73,848          (10)           73,838
Federal agency obligations......................    14,685         (134)           14,551
                                                  --------        -----          --------
                                                   164,439         (660)          163,779
                                                  ========        =====          ========
DECEMBER 30, 2000:
U. S. Treasury Bills............................  $  2,463           --          $  2,463
U. S. Treasury Notes............................    58,242        $ 114            58,356
Commercial paper................................     2,091           (4)            2,087
Federal agency obligations......................    76,293          315            76,608
                                                  --------        -----          --------
                                                   139,089          425           139,514
                                                  ========        =====          ========

     The contractual maturities of available-for-sale debt securities as of December 30, 2000, regardless of their balance sheet classification, are as follows (in thousands):

                                                                     ESTIMATED
                                                           COST      FAIR VALUE
                                                         --------    ----------
Due within one year....................................  $105,597     $105,710
Due after one year through two years...................    33,492       33,804
                                                         --------     --------
                                                         $139,089     $139,514
                                                         ========     ========

                                     PIXAR

(3) BALANCE SHEET COMPONENTS

     Selected balance sheet components are as follows (in thousands):

                                                       JANUARY 1,    DECEMBER 30,
                                                          2000           2000
                                                       ----------    ------------
Property and equipment:
  Building and Land..................................   $ 7,498        $101,431
  Furniture, fixtures and equipment..................    18,216          22,222
  Construction in process............................    47,115             372
                                                        -------        --------
                                                         72,829         124,025
Less accumulated depreciation and amortization.......    12,563          13,134
                                                        -------        --------
                                                        $60,266        $110,891
                                                        =======        ========
Accrued liabilities:
  Facilities construction in process.................   $ 2,919        $  8,262
  Employee-related expenses..........................    10,835           4,648
  Professional services..............................     1,788           2,316
  Other..............................................       933           2,003
                                                        -------        --------
                                                        $16,475        $ 17,229
                                                        =======        ========

(4) FEATURE FILM AND CO-PRODUCTION AGREEMENTS

  Feature Film Agreement

     In 1991, the Company entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of Walt Disney Pictures and Television (together with its subsidiaries and affiliates collectively referred to herein as "Disney"), to develop and produce up to three computer-animated feature films (the "Feature Film Agreement"). The Company is entitled to receive compensation based on revenue from the distribution of these films and related products. In 1995, the Company released its first feature film under the terms of the Feature Film Agreement, Toy Story. Based on the individual film forecast method, all significant Toy Story film production costs were fully amortized by the year ended December 31, 1997.

  Co-Production Agreement

     In February 1997, Pixar and Disney entered into a new Co-Production Agreement (the "Co-Production Agreement") which now governs all films made by the Company since Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five original computer-animated theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney's marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar is responsible for the production of each Picture and Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first original film produced under the Co-Production Agreement was A Bug's Life. Films in development or production at Pixar governed by this agreement, include Monsters, Inc., Finding Nemo, Film Six and Film Seven. A Bug's Life, Monsters, Inc., Finding Nemo, Film Six and Film Seven count toward the five original Pictures, whereas Toy Story 2, as a sequel, is a derivative work that will not count toward the Pictures. However, under the Co-Production Agreement, all provisions applicable to the Pictures also apply to derivative works such as Toy Story 2.

     All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug's Life, Toy Story 2, Monsters, Inc., Finding Nemo, Film Six, and Film Seven under the

                                     PIXAR

Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

  Creative Development Group

     In addition to the films produced and in process under the Co-Production Agreement, Pixar's creative development group is working on concept development for several new projects that do not come under the Co-Production Agreement. Costs related to these projects are therefore not shared or reimbursed by Disney. Such costs are capitalized as film costs and will be amortized under the film forecast method assuming the concept development leads to a successful concept and realization of a film project. In the event a film is not produced, such costs will be expensed.

     The total film production costs and related amounts capitalized are as follows (in thousands):

                                                 1998 AND                          TOTAL THROUGH
                                                  PRIOR       1999       2000          2000
                                                 --------    -------    -------    -------------
RELEASED FILMS:
Pixar production costs.........................  $ 56,015    $26,470    $ 1,535      $  84,020
Disney production funding and reimbursement
  (unaudited)..................................    83,737     26,470      1,535        111,742
                                                 --------    -------    -------      ---------
          Total film production costs
            (unaudited)........................  $139,752    $52,940    $ 3,070        195,762
                                                 ========    =======    =======
Disney reimbursements of production costs
  (unaudited)..................................                                       (109,417)
Amortization of deferred compensation..........                                            360
Participation fees.............................                                          1,050
Amortization of film production costs..........                                        (69,479)
                                                                                     ---------
          Total film production costs
            capitalized for released films.....                                         18,276
                                                                                     ---------
FILMS IN PRODUCTION:
Pixar production costs.........................  $  4,272    $ 7,190    $24,530         35,992
Disney production funding and reimbursement
  (unaudited)..................................     4,272      7,190     24,530         35,992
                                                 --------    -------    -------      ---------
          Total film production costs
            (unaudited)........................  $  8,544    $14,380    $49,060         71,984
                                                 ========    =======    =======
Disney reimbursements of production costs
  (unaudited)..................................                                        (35,992)
                                                                                     ---------
          Total film production costs
            capitalized for films in
            production.........................                                         35,992
                                                                                     ---------
FILMS IN DEVELOPMENT OR PREPRODUCTION:
Pixar production costs.........................  $    305    $   280    $ 2,179          2,764
Disney production funding and reimbursement
  (unaudited)..................................       305        280      1,889          2,474
                                                 --------    -------    -------      ---------
          Total film production costs
            (unaudited)........................  $    610    $   560    $ 4,068          5,238
                                                 ========    =======    =======
Disney reimbursements of production costs
  (unaudited)..................................                                         (2,474)
                                                                                     ---------
          Total film production costs
            capitalized for films in
            development or preproduction.......                                          2,764
                                                                                     ---------
          Total film production costs
            capitalized........................                                      $  57,032
                                                                                     =========

                                     PIXAR

     Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the date of the Co-Production Agreement, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

                                                                        YEARS ENDED
                                         FEBRUARY 24 TO     ------------------------------------
                                         JANUARY 2, 1999    JANUARY 1, 2000    DECEMBER 30, 2000
                                         ---------------    ---------------    -----------------
Research and development...............      $4,830             $4,070              $4,606
General and administrative.............       3,476              2,593               2,918
                                             ------             ------              ------
          Total........................      $8,306             $6,663              $7,524
                                             ======             ======              ======

     At January 1, 2000, and December 30, 2000, due from Disney aggregated $12.1 million and $73.9 million, respectively, which consists of a receivable from Disney for film revenue, advances net of Disney's actual share of expenditures for all films, amounts due for animation services and miscellaneous reimbursements.

(5) RELATED PARTY TRANSACTIONS

     In conjunction with signing the Co-Production Agreement in March 1997, Disney purchased for cash 1,000,000 shares of Pixar common stock, which Disney has agreed to hold for at least three years, and two warrants each exercisable for five years: one warrant to purchase 750,000 shares of common stock at an exercise price of $20.00 per share and another warrant to purchase 750,000 shares of common stock at an exercise price of $25.00 per share. Pixar granted certain registration rights for the shares issuable upon exercise of the warrants. Upon consummation of the Co-Production Agreement in March 1997, the Company received net proceeds of $14,885,000.

(6) INCOME TAXES

     The components of income taxes from continuing operations are as follows (in thousands):

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    JANUARY 2,    JANUARY 1,    DECEMBER 30,
                                                       1999          2000           2000
                                                    ----------    ----------    ------------
Income taxes:
  Current:
     Federal......................................    $   --       $  9,523       $32,117
     State........................................         2          3,740         8,428
     Foreign......................................        79             33            82
                                                      ------       --------       -------
          Total current taxes.....................        81         13,296        40,627
                                                      ------       --------       -------
  Deferred:
     Federal......................................      (786)       (26,527)        6,364
     State........................................      (202)        (7,018)        2,078
                                                      ------       --------       -------
          Total deferred taxes....................      (988)       (33,545)        8,442
                                                      ------       --------       -------
  Charge in lieu of taxes attributable to employer
     stock option plans...........................     3,544         53,150         6,282
                                                      ------       --------       -------
          Total tax provision.....................    $2,637       $ 32,901       $55,351
                                                      ======       ========       =======

                                     PIXAR

     The following tabulation reconciles the statutory corporate federal income tax expense (benefit) (computed by multiplying income from continuing operations before income taxes by 35%) to income tax expense (in thousands):

                                                               YEARS ENDED
                                         -------------------------------------------------------
                                         JANUARY 2, 1999    JANUARY 1, 2000    DECEMBER 30, 2000
                                         ---------------    ---------------    -----------------
Expected income tax expense............      $3,535             $28,701             $46,682
State income taxes, net of federal tax
  effect...............................         421               4,757               7,715
Change in beginning of year valuation
  allowance............................      (1,688)             (1,085)                 --
Other, net.............................         369                 528                 954
                                             ------             -------             -------
Income taxes...........................      $2,637             $32,901             $55,351
                                             ======             =======             =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                JANUARY 1, 2000    DECEMBER 30, 2000
                                                ---------------    -----------------
Deferred tax assets:
  Deferred compensation.......................      $   398             $   559
  Capitalized film costs......................       29,866              27,627
  Capitalized research expenses...............          119                  --
  Property and equipment......................        1,267               1,957
  Reserves and accruals.......................        2,883               3,051
                                                    -------             -------
          Deferred tax assets.................       34,533              33,194
Deferred tax liabilities......................           --              (7,103)
                                                    -------             -------
       Net deferred tax assets................      $34,533             $26,091
                                                    =======             =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which temporary differences become deductible. At December 31, 2000, based on historical taxable income and projections of future taxable income, the Company believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, and therefore no valuation allowance against those assets has been provided.

(7) SHAREHOLDERS' EQUITY

  Deferred Compensation

     The Company recorded deferred compensation for the difference between the grant price and the deemed fair value of the common stock underlying certain options granted in 1995. This amount was amortized over the vesting period of the individual options, generally four years. Amortization of deferred compensation was approximately $310,000 and $104,000 for the years ended January 2, 1999, and January 1, 2000, respectively. In 1998 and 1999, the entire amounts of $310,000 and $104,000, respectively, were charged to expense. As of January 1, 2000, deferred compensation was fully amortized.

  Stock Option Plans

     The Company has stock option plans for employees, consultants and non-employee directors which provide incentive and nonstatutory stock options. The option exercise price for incentive stock options is not less than the fair market value at the grant date. Nonstatutory options are granted at prices and terms determined by the Board of Directors, or a committee of the Board of Directors. Employee and consultant

                                     PIXAR
options generally vest 25% per year over four years. Initial grants to non-employee directors, vest one-third annually for three years; subsequent grants vest after one year. All options have a term not greater than 10 years from the date of grant. As of December 30, 2000, the Company had 56,409 shares reserved and available for issuance under the plans.

     A summary of activity under the option plans during 1998, 1999, and 2000 are as follows:

                                                                WEIGHTED-AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                  ----------    ----------------
OUTSTANDING AT DECEMBER 31, 1997................   8,374,618         $ 5.28
  Granted.......................................   3,235,922          26.08
  Exercised.....................................  (2,864,595)          1.14
  Forfeited.....................................    (288,926)         13.11
                                                  ----------
OUTSTANDING AT JANUARY 2, 1999..................   8,457,019          14.38
  Granted.......................................   2,130,077          34.98
  Exercised.....................................  (1,623,323)          4.76
  Forfeited.....................................    (207,854)         21.50
                                                  ----------
OUTSTANDING AT JANUARY 1, 2000..................   8,755,919          21.00
  Granted.......................................   5,424,584          28.16
  Exercised.....................................    (674,279)          8.39
  Forfeited.....................................    (394,371)         26.18
                                                  ----------
OUTSTANDING AT DECEMBER 30, 2000................  13,111,853          24.46
                                                  ==========

     For various price ranges, weighted-average characteristics of outstanding stock options at December 30, 2000 were as follows:

                                             OPTIONS OUTSTANDING                       OPTIONS VESTED
                                 --------------------------------------------   ----------------------------
                                               REMAINING     WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
        EXERCISE PRICES            SHARES     LIFE (YEARS)    EXERCISE PRICE     SHARES      EXERCISE PRICE
        ---------------          ----------   ------------   ----------------   ---------   ----------------
$0.20 to $1.25.................   1,031,697       4.38            $ 0.31        1,030,044        $ 0.31
$9.60 to $14.25................   1,424,557       5.57             11.98        1,298,491         11.81
$14.50 to $21.95...............   2,113,786       6.84             20.12          777,004         18.84
$23.13 to $29.88...............   4,590,266       9.72             26.78          105,357         26.64
$30.75 to $37.63...............   3,480,027       8.77             33.80          540,270         34.09
$38.88 to $61.50...............     471,520       7.88             42.76          191,581         43.11
                                 ----------                                     ---------
                                 13,111,853       8.07             24.46        3,942,747         15.16
                                 ==========                                     =========

     At December 30, 2000, there were 3,942,747 shares exercisable at a weighted average exercise price of $15.16. At January 2, 1999 and January 1, 2000 there were 3,264,159 and 3,091,152 shares exercisable, respectively, at a weighted average exercise price of $5.02 and $9.11, respectively.

                                     PIXAR

     The Company uses the intrinsic value-based method to account for all of employee stock-based compensation plans. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                 FISCAL YEAR
                                                        -----------------------------
                                                         1998       1999       2000
                                                        -------    -------    -------
Pro forma net income (loss)...........................  $(2,635)   $40,083    $66,081
Pro forma basic net income (loss) per share...........  $ (0.06)   $  0.87    $  1.40
Pro forma diluted net income (loss) per share.........  $ (0.06)   $  0.81    $  1.33

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $11.75, $15.62, and $12.66 for fiscal years 1998, 1999, and 2000, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 50% for all years; risk-free interest rates of 4.96%, 5.78%, and 5.36% for 1998, 1999, and 2000, respectively; and
weighted-average expected lives of 4.29 years, 3.92 years, and 4.00 years for 1998, 1999, and 2000, respectively for both plans.

  Employee Benefit Plans

     In 1992, the Company adopted a 401(k) Profit Sharing Plan (the 401(k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company may make discretionary contributions to the 401(k) Plan; none have been made to date. For the plan year commencing January 1, 2001 and ending on December 31, 2001, the employer match shall be 50% of deferrals up to 5% of eligible plan compensation, with a maximum contribution of $2,000. Employer match contributions will vest immediately.

(8) COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 30, 2000 were as follows (in thousands):

FISCAL YEAR
  2001......................................................  $699
  2002......................................................    65
  2003......................................................    61
                                                              ----
          Total minimum lease payments......................  $825
                                                              ====

     Rental expense from operating leases amounted to approximately $2,697,000, $2,957,000 and $3,301,000 for the years ended January 2, 1999, January 1, 2000, and December 30, 2000, respectively.

  Participation Commitment

     The Company is obligated to pay 5% of revenue from the distribution of each of the Pictures under the Co-Production Agreement to a third party in consideration for services rendered. The compensation is subject to a cap of $500,000 for each theatrical motion picture and a cap of $200,000 for each sequel or remake, with a total aggregate cap of $3,000,000. The Company paid participation fees of $250,000 in 1999 and $200,000 in 2000 under this obligation. No payments were made in 1998.

                                     PIXAR

  Legal Matters

     The Company is involved in claims arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management believes these matters will be resolved without material adverse effect on the Company's financial position, results of operations or cash flows.

(9) SIGNIFICANT CUSTOMERS AND SEGMENT REPORTING

  Significant Customers

     The following table summarizes the annual percentage contribution to revenue by customers when revenue from such customers exceeded 10% of total revenue in 1998, 1999 or 2000, and the amounts due from these customers as a percentage of total accounts receivable at the corresponding year end:

                                              PERCENTAGE OF           PERCENTAGE OF TOTAL
                                              TOTAL REVENUES       ACCOUNTS RECEIVABLE AS OF
                                           --------------------    --------------------------
                                           1998    1999    2000     1998      1999      2000
                                           ----    ----    ----    ------    ------    ------
Disney...................................  76%     95%     95%       12%       72%       95%

  Segment Reporting

     The Company adopted the provisions of SFAS 131, Disclosures about Segments of an Enterprise and Related Information (see Note 1). The chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statement of operations and the Company has no foreign operations. Therefore, the Company operates in a single operating segment.

     The Company's revenue segment information by film category follows (in thousands):

                                                                FISCAL YEAR
                                                      -------------------------------
                                                       1998        1999      2000(1)
                                                      -------    --------    --------
Toy Story 2.........................................       --          --    $143,596
A Bug's Life........................................       --    $110,344          --
Library titles......................................  $ 9,759       4,074      18,676
Animation services..................................      630         873         882
                                                      -------    --------    --------
                                                      $10,389    $115,291    $163,154
                                                      =======    ========    ========

---------------

     (1) A Bug's Life revenue has been classified as "Library titles" in 2000.

(10) EARNINGS PER SHARE CALCULATION

     Reconciliation of basic and diluted net income per share (in thousands, except per share data):

                                                                       FISCAL YEAR
                                  -------------------------------------------------------------------------------------
                                            1998                          1999                          2000
                                  -------------------------    --------------------------    --------------------------
                                   NET                           NET                           NET
                                  INCOME    SHARES     EPS     INCOME     SHARES     EPS     INCOME     SHARES     EPS
                                  ------    ------    -----    -------    ------    -----    -------    ------    -----
Basic net income per share......  $7,822    44,185    $0.18    $49,224    46,148    $1.07    $78,433    47,280    $1.66
Effect of dilutive shares:
  Warrants/options..............      --     7,153                  --     3,662                  --     2,571
                                  ------    ------    -----    -------    ------    -----    -------    ------    -----
  Diluted net income per
    share.......................  $7,822    51,338    $0.15    $49,224    49,810    $0.99    $78,433    49,851    $1.57
                                  ======    ======    =====    =======    ======    =====    =======    ======    =====

                                     PIXAR

(11) DISCONTINUED OPERATIONS

     In March 1997, the Company discontinued its business of producing CD-ROM and other interactive products. Since the measurement date and disposal date were virtually simultaneous, no income or loss was measured for the intervening period. The Company recorded revenues of $485,000, $184,000, and $685,000 in 1998, 1999, and 2000, respectively and recorded income from discontinued operations of $358,000, $122,000 and $406,000 in 1998, 1999, and 2000,
respectively, net of income taxes, primarily due to royalty income received for the Toy Story CD-ROM products. The Company does not expect any significant future CD-ROM royalty income in future periods.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The unaudited financial statements have been prepared on substantially the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for such periods (in thousands, except per share data).

                                                                  QUARTER ENDED
                                                --------------------------------------------------
                                                APRIL 3    JULY 3      OCTOBER 2      JANUARY 1(1)
                                                -------    -------    ------------    ------------
1999
Revenue.......................................  $ 3,441    $13,479      $79,235         $24,882
Gross profit..................................    2,717      9,772       57,427          19,416
Net income....................................      900      6,442       32,287           9,595
Basic net income per share....................     0.02       0.14         0.70            0.21
Diluted net income per share..................     0.02       0.13         0.63            0.19

                                                                  QUARTER ENDED
                                                --------------------------------------------------
                                                APRIL 1    JULY 1     SEPTEMBER 30    DECEMBER 30
                                                -------    -------    ------------    ------------
2000
Revenue.......................................  $60,978    $18,333      $17,296         $75,659
Gross profit..................................   45,803     14,628       15,106          59,726
Net income....................................   26,388      8,020        8,821          35,204
Basic net income per share....................     0.56       0.17         0.19            0.74
Diluted net income per share..................     0.53       0.16         0.18            0.71

---------------
(1) Fourth Quarter Adjustment. For the quarter ended January 1, 2000, and as a result of events that occurred during that quarter, we revised the estimated revenue to be received from all sources under the individual film forecast method for A Bug's Life. This change in estimate resulted in an additional $.02 basic and diluted net income per share for the quarter ended and for the year ended January 1, 2000.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders
Pixar:

     Under date of February 2, 2001, we reported on the balance sheets of Pixar as of January 1, 2000 and December 30, 2000, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2000, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of Pixar's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

San Francisco, California
February 2, 2001

                                     PIXAR

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                 BALANCE AT                 DEDUCTIONS:
                                                 BEGINNING                  WRITE OFF OF    BALANCE AT
                CLASSIFICATION                    OF YEAR      ADDITIONS      ACCOUNTS      END OF YEAR
                --------------                   ----------    ---------    ------------    -----------
Allowance for returns and doubtful accounts
  Year ended January 2, 1999...................     $257         $ --           $(28)          $229
                                                    ====         ====           ====           ====
  Year ended January 1, 2000...................     $229         $ --           $ (5)          $224
                                                    ====         ====           ====           ====
  Year ended December 30, 2000.................     $224         $ --           $(54)          $170
                                                    ====         ====           ====           ====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                   /s/ STEVE JOBS                         Chairman of the Board and     March 30, 2001
-----------------------------------------------------      Chief Executive Officer
                     Steve Jobs                         (Principal Executive Officer)

                   /s/ ANN MATHER                       Executive Vice President and    March 30, 2001
-----------------------------------------------------      Chief Financial Officer
                     Ann Mather                           (Principal Financial and
                                                             Accounting Officer)

                  /s/ JILL E. BARAD                               Director              March 30, 2001
-----------------------------------------------------
                    Jill E. Barad

               /s/ SKIP M. BRITTENHAM                             Director              March 30, 2001
-----------------------------------------------------
                 Skip M. Brittenham

                /s/ EDWIN E. CATMULL                       President and Director       March 30, 2001
-----------------------------------------------------
                  Edwin E. Catmull

               /s/ JOSEPH A. GRAZIANO                             Director              March 30, 2001
-----------------------------------------------------
                 Joseph A. Graziano

                /s/ LAWRENCE B. LEVY                              Director              March 30, 2001
-----------------------------------------------------
                  Lawrence B. Levy

                    /s/ JOE ROTH                                  Director              March 30, 2001
-----------------------------------------------------
                      Joe Roth

                /s/ LARRY W. SONSINI                              Director              March 30, 2001
-----------------------------------------------------
                  Larry W. Sonsini

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                               EXHIBITS
    -------                              --------
     3.1       Amended and Restated Articles of Incorporation (which is
               incorporated herein by reference to Exhibit 3.3 to the
               Registrant's Form S-1 Registration Statement No. 33-97918)
     3.2       Amended and Restated Bylaws
     4.1       See Exhibit 3.1
     4.2       See Exhibit 3.2
     4.3       Specimen Common Stock Certificate (which is incorporated
               herein by reference to Exhibit 4.5 to the Registrant's Form
               S-1 Registration Statement No. 33-97918)
     4.4       Common Stock and Warrant Purchase Agreement between the
               Registrant and Disney Enterprises, Inc. dated as of February
               23, 1997 (which is incorporated herein by reference to
               Exhibit 4.6 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1996, Commission File No.
               0-26976)
     4.5       Form of Common Stock Purchase Warrant to be issued to Disney
               Enterprises, Inc. (which is incorporated herein by reference to Exhibit 4.7 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1996, Commission File
               No. 0-26976)
     4.6       Form of Registration Rights Agreement by and between the
               Registrant and Disney Enterprises, Inc. (which is
               incorporated herein by reference to Exhibit 4.8 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996, Commission File No. 0-26976)
    10.1*      1995 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1998,
               Commission File No. 0-26976)
    10.2*      1995 Director Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form S-1
               Registration Statement No. 33-97918)
    10.3*      Form of Indemnification Agreement entered into between the
               Registrant and each of the executive officers and directors
               (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Form S-1 Registration Statement No.
               33-97918)
    10.4       Agreement between the Registrant and Walt Disney Pictures
               dated May 3, 1991, as amended (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's Form S-1
               Registration Statement No. 33-97918)(1)
    10.5       Employment Agreement between the Registrant and John
               Lasseter dated February 24, 1997 (which is incorporated
               herein by reference to Exhibit 10.10 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31,
               1996, Commission File No. 0-26976)(1)
    10.6       Co-Production Agreement between the Registrant and Walt
               Disney Pictures and Television dated February 24, 1997
               (which is incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-26976)(1)
    10.7       Agreement of Purchase and Sale between the Registrant and
               Del Monte Corporation dated as of September 6, 1996, as
               amended (which is incorporated herein by reference to
               Exhibit 10.19 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1997, Commission File
               No. 0-26976)
    23.1       Consent of Independent Auditors

---------------
(1) Documents for which confidential treatment has been granted for certain portions of these exhibits.

 *  Indicates management compensatory plan, contract or arrangement.