Form 10-K/A
period 2000-12-30
PIXAR \CA\
filed 2001-04-30
CIK 1002114

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          FOR THE FISCAL YEAR ENDED           COMMISSION FILE NUMBER
              DECEMBER 30, 2000                      0-26976


                                      PIXAR
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                        CALIFORNIA                       68-0086179
                        ----------                       ----------
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

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001 ("Form 10-K") for the purpose of amending Items 10, 11, 12 and 13 of Part III of Registrant's Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

     The members of our Board of Directors as of March 15, 2001 are as follows:

Name                           Age            Position with Pixar
----                           ---            -------------------
Steve Jobs                     46       Chairman and Chief Executive Officer
Edwin E. Catmull               55       President and Director
Jill E. Barad                  49       Director
Skip M. Brittenham             59       Director
Joseph A. Graziano             57       Director
Lawrence B. Levy               41       Director
Joe Roth                       52       Director
Larry W. Sonsini               60       Director

     Mr. Jobs is a co-founder of Pixar and has served as Chairman since March 1991, and as Chief Executive Officer since February 1986. He has been a director of Pixar since February 1986. In addition, Mr. Jobs is currently Chief Executive Officer and a member of the Board of Directors of Apple Computer, Inc. ("Apple"). Mr. Jobs was also a co-founder of NeXT Software, Inc. ("NeXT"), which developed and marketed object-oriented software for client/server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple. Mr. Jobs then served as an advisor to Apple on a limited basis and served as interim Chief Executive Officer until assuming his current role as Chief Executive Officer at Apple. Mr. Jobs has also served as a director of Gap, Inc. since September 1999.

     Dr. Catmull is a co-founder of Pixar and in January 2001 was promoted to President of Pixar. Dr. Catmull had previously served as Executive Vice President and Chief Technical Officer since June 1995. From March 1991 to February 1995, he served as President, from November 1988 to March 1991 he served as Chairman and from February 1986 to November 1988 he served as President. Prior to joining Pixar, he was Vice President of the Computer Division of Lucasfilm. In March 2001, Dr. Catmull, along with two other Pixar employees, received an Oscar(R) from the Academy of Motion Pictures Arts and Sciences for Scientific and Technical Achievement for his work in developing our RenderMan(R) software. Dr. Catmull received the Scientific and Engineering Award from the Academy of Motion Picture Arts and Sciences in 1992 and also received the SIGGRAPH Coons Award for lifetime contributions in 1993. Dr. Catmull was inducted into the National Academy of Engineering in 2000 and is a member of the Scientific and Technical Awards Committee of the Academy of Motion Picture Arts and Sciences. Dr. Catmull received B.S. degrees in computer science and physics and a Ph.D. in computer science from the University of Utah.

     Ms. Barad has served as a director of Pixar since July 1997. She was formerly the Chairman and Chief Executive Officer of Mattel, Inc. from January 1998 to February 2000. From January 1997 to December 1997, she was President and Chief Executive Officer of Mattel, Inc., and from July 1992 until December 1996, she was President and Chief Operating Officer. Ms. Barad also serves as a director of Leap Wireless International, Inc.

     Mr. Brittenham has served as a director of Pixar since August 1995. He is a senior partner with the law firm of Ziffren, Brittenham, Branca & Fischer, an entertainment law firm, founded in 1978. Mr. Brittenham currently serves on the board of, or is a trustee of numerous charitable organizations, including Conservation International, KCET, the Environmental Media Association and the Alternative Medical AIDS Foundation. Mr. Brittenham received a B.S. from the United States Air Force Academy and a J.D. from the University of California at Los Angeles.

     Mr. Graziano has served as a director of Pixar since August 1995. From June 1989 to December 1995, he was the Executive Vice President and Chief Financial Officer of Apple and was a member of the Board of Directors of Apple from June 1993 until October 1995. From May 1987 to June 1989, Mr. Graziano served as Chief Financial Officer of Sun Microsystems, Inc. and from October 1981 to May 1985 as Chief Financial Officer of Apple. In addition, he has held accounting positions with various technology companies in the Silicon Valley. Mr. Graziano also serves as a director of Carrier Access Corporation and Packeteer, Inc. Mr. Graziano received a B.S. in accounting from Merrimack College and is a certified public accountant.

     Mr. Levy has served as a director of Pixar since April 1999. From June 2000 to December 2000, Mr. Levy was President and Chief Executive Officer and a director of Shockwave.com. Mr. Levy served as Executive Vice President and Chief Financial Officer of Pixar from February 1995 to March 1999. Mr. Levy served as Secretary of Pixar from October 1995 to March 1999. Prior to joining Pixar, he was Vice Chairman and Chief Financial Officer of Electronics for Imaging, Inc.
(EFI), a provider of hardware products for the digital color imaging market. Prior to his tenure at EFI, he was head of the Technology Licensing and Distribution Department at the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Levy received a B.S. in business and accounting from Indiana University and a J.D. from Harvard Law school.

     Mr. Roth has served as a director of Pixar since October 2000. Mr. Roth formed Revolution Studios, an independent movie studio, in January 2000. From April 1996 to January 2000, Mr. Roth was Chairman of Walt Disney Studios. From August 1994 to April 1996, Mr. Roth was Chairman of the Walt Disney Motion Pictures Group. From 1992 to 1994 he ran Caravan Pictures for Disney. From July 1989 to November 1992, Mr. Roth served as Chairman of 20th Century Fox. Prior to Fox, Mr. Roth was an independent producer/director and co-founded Morgan Creek Pictures. Mr. Roth received a B.A. from Boston University.

     Mr. Sonsini has served as a director of Pixar since April 1995 and served as Secretary from April 1995 to October 1995. He has been an attorney with the law firm of Wilson Sonsini Goodrich & Rosati since 1966 and currently serves as Chairman and Chief Executive Officer. Mr. Sonsini also serves as a director for Brocade, Inc., Commerce One, Echelon Corporation, Lattice Semiconductor Corporation, LSI Logic Corporation, Novell, Inc. and Tibco Software, as well as several private companies. Mr. Sonsini received A.B. and L.L.B. degrees from the University of California, Berkeley.

EXECUTIVE OFFICERS

     The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of the Company's Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16(a)") requires our executive officers, directors and persons who own more than ten percent of our Common Stock, to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Such executive officers, directors and ten-percent shareholders are also required by SEC rules to furnish Pixar with copies of all such forms that they file.

     Based solely on its review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during fiscal 2000 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders were complied with, except that a Form 5 for John Lasseter reporting an option granted in fiscal 2000 will be filed late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows, as to our Chief Executive Officer and each of the five most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year (the "Named Officers"), information concerning compensation paid for services to us in all capacities during the last three fiscal years.

                                                                                                              LONG TERM
                                                                                                             COMPENSATION
                                                                                                                AWARDS
                                                                                                             ------------
                                                                          ANNUAL COMPENSATION                 SECURITIES
                                                                                                              UNDERLYING
NAME AND PRINCIPAL POSITION                              YEAR         SALARY($)         BONUS($)              OPTIONS(#)
---------------------------                              ----         ---------         --------              ----------
Steve Jobs                                               2000               $    52           $    --                --
Chairman, Chief Executive Officer                        1999                    52                --                --
                                                         1998                    50                --                --

Edwin E. Catmull                                         2000               392,793                --           500,000
President                                                1999               322,596            54,167                --
                                                         1998               295,846                --                --

Ann Mather                                               2000               400,005                --                --
Executive Vice President, Chief Financial Officer        1999               124,617(1)        203,600           500,000
                                                         1998                   N/A               N/A               N/A

John Lasseter                                            2000               879,567           600,000         1,000,000
Executive Vice President, Creative Development           1999               806,726           900,000                --
                                                         1998               769,315           250,000                --

Sarah McArthur                                           2000               392,793                --                --
Executive Vice President, Production                     1999               322,596            54,167                --
                                                         1998               300,000                --           200,000


(1)   Ms. Mather joined Pixar in September 1999.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table shows, as to each of the Named Officers, information concerning stock options granted during fiscal year 2000.

                          OPTION GRANTS IN FISCAL 2000
                          ----------------------------
                               INDIVIDUAL
                                 GRANTS                                                     POTENTIAL REALIZABLE
                                NUMBER OF       % OF TOTAL                                         VALUE AT
                               SECURITIES        OPTIONS                                     ASSUMED ANNUAL RATES
                               UNDERLYING       GRANTED TO       EXERCISE                 OF STOCK PRICE APPRECIATION
                                 OPTIONS       EMPLOYEES IN       PRICE     EXPIRATION         FOR OPTION TERM(4)
            NAME               GRANTED(1)     FISCAL YEAR(2)      ($/SH)      DATE(3)          5%              10%
                               ----------     --------------      ------      -------          --              ---
Steve Jobs                                --              --          --           --              --               --
Edwin E. Catmull                 500,000 (5)           9.22%      $26.50      12/6/10      $8,332,854      $21,117,088
Ann Mather                                --              --          --           --              --               --
John Lasseter                  1,000,000 (6)          18.43%      $26.50      12/6/10     $16,665,708      $42,234,175
Sarah McArthur                            --              --          --           --              --               --

(1) All options in this table were granted under the 1995 Stock Plan and have exercise prices equal to the fair market value on the date of grant.

(2) We granted options for 5,424,584 shares of Common Stock to employees in fiscal 2000.

(3) Options may terminate before their expiration upon the termination of optionee's status as an employee or consultant, the optionee's death or an acquisition of Pixar.

(4) The 5% and 10% assumed rates of appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of the future Common Stock price. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to date.

(5) This option is a nonstatutory stock option, which vests over a four-year period at the rate of one-fourth at the end of each year from the vesting start date.

(6) This option is a nonstatutory stock option, which vests on an equal monthly basis over a ten-year period, except for options that vest on the last month will vest on the penultimate month of this ten-year period.

 OPTION EXERCISES AND HOLDINGS

     The following table sets forth, for each of the Named Officers, certain information concerning stock options exercised during fiscal 2000, and the number of shares subject to both exercisable and unexercisable stock options as of December 30, 2000. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 30, 2000.

           AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL 2000
                             YEAR-END OPTION VALUES

                                SHARES                        NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                              ACQUIRED ON      VALUE         UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                               EXERCISE       REALIZED     OPTIONS AT FISCAL YEAR END      AT FISCAL YEAR END ($)(1)
                               --------       --------     --------------------------      -------------------------
            NAME                  (#)           ($)        EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
            ----                  ---           ---        -----------   -------------   -----------    -------------
Steve Jobs                           --     $       --             --     $       --      $       --      $        --
Edwin E. Catmull                 66,667      1,753,342             --        500,000              --        1,750,000
Ann Mather                           --             --        125,000        375,000              --               --
John Lasseter                        --             --        384,792      1,005,208       9,798,698        3,582,677
Sarah McArthur                       --             --        104,167        220,833       1,796,881        2,084,369

(1) Market value of underlying securities based on the closing price of Pixar's Common Stock on December 29, 2000 (the last trading day of fiscal 2000) on the Nasdaq National Market of $30.00 minus the exercise price.

EMPLOYMENT AGREEMENTS

     In March 2001, we entered into an employment agreement with John Lasseter (the "Employment Agreement"), which has a term of 10 years. The Employment Agreement supercedes our prior employment agreement with Mr. Lasseter, which was entered into in February 1997. Pursuant to the Employment Agreement, Mr. Lasseter received a signing bonus of $4,940,000. The Employment Agreement also provides for a current annual salary of $2,500,000 with 5% annual increases. In connection with the Employment Agreement, Mr. Lasseter was previously granted an option to purchase 1,000,000 shares of our common stock at the fair market value on the date of such grant. The option vests on an equal monthly basis over the ten-year term of the agreement, except for options that vest on the last month will vest on the penultimate month of this ten-year period. Under the Employment Agreement, Mr. Lasseter will direct three Feature Films (a Feature Film is defined as a feature-length animated motion picture) and he has the option to direct certain sequels to Feature Films he has directed if we elect to produce such sequels within 12 years of the initial release of the applicable Feature Film. In addition, at our request, Mr. Lasseter will provide writing services and supervisory services to create stories, treatments and screenplays for Feature Films, and Mr. Lasseter will also provide executive producing services on Feature Films, made-for-home videos and short-subject motion pictures that Mr. Lasseter does not direct. During the term of the Employment Agreement, Mr. Lasseter is prohibited from accepting other employment and from becoming financially interested or associated with any entity engaged in a related or competitive business. We can terminate the Employment Agreement at any time for any reason. However, if we terminate Mr. Lasseter's employment without cause, we must (1) pay an amount equal to 75% of the balance of the salary Mr. Lasseter would have earned through the remainder of the term of the Employment Agreement and (2) accelerate the unvested portion of Mr. Lasseter's option so that the option would be exercisable in full. In addition, Mr. Lasseter would be able to accept employment with any third party.

     In September 1999, we agreed with Ann Mather that in the event that Ms. Mather is terminated for reasons other than cause during her first 24 months of employment, we will pay an amount equal to her then-current monthly salary times the number of months remaining in her first 24 months of employment.

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

     Non-employee directors are eligible to receive option grants pursuant to our 1995 Director Option Plan (the "Director Plan") which was adopted by the Board of Directors in October 1995, approved by the shareholders in November 1995 and took effect in November 1995. A total of 200,000 shares of Common Stock has been reserved for issuance under the Director Plan. As of March 15, 2001, there were 160,000 options outstanding under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 30,000 shares of Common Stock (the "First Option") to each non-employee director who first becomes a non-employee director (other than an employee director who ceases to be an employee but remains a director) after the effective date of the Director Plan on the date on which such person first becomes a non-employee director. Beginning on the third anniversary of the date he or she became an outside director, each non-employee director will automatically be granted an option to purchase 10,000 shares of Common Stock (a "Subsequent Option") each year on the date of such anniversary, provided he or she is then a non-employee director. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-third of the shares subject to a First Option will vest one year after its date of grant and an additional one-third will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. All of the shares subject to a Subsequent Option will vest one year after the date of the option grant, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of Pixar's Common Stock on the date of the grant of the option. Mr. Roth was granted a First Option in October 2000 at an exercise price of $29.63 per share. Ms. Barad was a Subsequent Option in July 2000 at an exercise price of $35.00 per share. Mr. Sonsini was granted a Subsequent Option in April 2000 at an exercise price of $39.38 per share. Messrs. Brittenham and Graziano were each granted Subsequent Options in August 2000 at an exercise price of $32.00 per share. Mr. Roth and Mr. Levy, non-employee directors of Pixar, will be eligible for Subsequent Options under the Director Plan on the third anniversary of the dates they became directors. Messrs. Sonsini, Brittenham and Graziano and Ms. Barad, also non-employee directors, are eligible for Subsequent Options each year on the anniversary of the dates they became directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Pixar's Compensation Committee was formed in 1995 and is currently composed of Ms. Barad and Mr. Graziano. No interlocking relationships exist between any member of Pixar's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Pixar.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of Pixar as of March 15, 2001 for the following: (i) each person who is known by Pixar to own beneficially more than 5% of the outstanding shares of Pixar's Common Stock; (ii) each of Pixar's directors; (iii) each of the Named Officers (as defined in "Executive Officer Compensation"); and (iv) all directors and executive officers of Pixar as a group.

                                                   Number of       Percent
Name of Beneficial Owner                           Shares(1)      of Total(1)
------------------------                           ---------      -----------
Steve Jobs                                          30,000,001      62.8%
c/o Pixar
1200 Park Avenue
Emeryville, CA 94608

The TCW Group, Inc.(2)                               5,168,883      10.8%
865 South Figueroa St.
Los Angeles, CA 90017

Disney Enterprises, Inc.(3)                          2,500,100       5.2
500 South Buena Vista Street
Burbank, CA 91521

John Lasseter(4)                                       776,300       1.6
Edwin E. Catmull                                       422,800        *
Sarah McArthur(5)                                      100,000        *
Ann Mather(6)                                          125,000        *
Lawrence B. Levy                                       130,900        *
Joe Roth                                                     0        *
Larry W. Sonsini(7)                                     34,528        *
Skip M. Brittenham(8)                                   50,000        *
Joseph A. Graziano(9)                                   50,000        *
Jill E. Barad (10)                                      31,000        *
All directors and executive officers as a
group (11 persons)(11)                              31,720,529      66.4%


*    Represents less than 1% of the total.

(1) Based on 47,783,625 shares outstanding on March 15, 2001. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission ("SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of March 15, 2001 through the exercise of any stock option or other right.

     Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.
(2) As indicated in the Schedule 13G filed by The TCW Group, Inc. pursuant to the Exchange Act on February 14, 2001.
(3) As indicated in the Schedule 13D filed by Disney Enterprises, Inc. pursuant to the Exchange Act on April 18, 1997. Includes 1,500,000 shares issuable upon exercise of warrants.
(4) Includes 390,000 shares subject to options that are exercisable within 60 days of March 15, 2001.
(5) All 100,000 shares are subject to options that are exercisable within 60 days of March 15, 2001.
(6) All 125,000 shares are subject to options that are exercisable within 60 days of March 15, 2001.
(7) Includes 30,000 shares subject to options that are exercisable within 60 days of March 15, 2001.
(8) All 50,000 shares are subject to options that are exercisable within 60 days of March 15, 2001.
(9) All 50,000 shares are subject to options that are exercisable within 60 days of March 15, 2001.
(10) Includes 30,000 shares subject to options that are exercisable within 60 days of March 15, 2001.
(11) Includes 775,000 shares subject to options that are exercisable within 60 days of March 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have engaged the law firm of Ziffren, Brittenham, Branca & Fischer ("ZBB&F") to handle certain matters. Skip M. Brittenham, a director of Pixar, is a senior partner of the firm. We have also engaged the law firm of Wilson Sonsini Goodrich & Rosati ("WSGR") to handle certain legal matters. Larry W. Sonsini, a director of Pixar, is Chairman and Chief Executive Officer of the firm. Payments by us to each of ZBB&F and WSGR did not exceed five percent of either law firm's respective gross revenues in the last fiscal year of either such firm.

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including loans, between us and our officers, directors and principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors of the Board of Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April, 2001.

                                      PIXAR

                                      By: /s/ Ann Mather
                                      ------------------------------------------
                                          Ann Mather
                                          Executive Vice President and Chief
                                          Financial Officer