Form 10-Q
period 2001-03-31
PIXAR \CA\
filed 2001-05-15
CIK 1002114

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

     The number of shares outstanding of the registrant's Common Stock as of May 1, 2001 was 47,789,587.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     PIXAR

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,    DECEMBER 30,
                                                                2001           2000
                                                              ---------    ------------
                                        ASSETS
Cash and cash equivalents...................................  $ 78,297       $ 63,241
Short-term investments......................................   187,805        139,514
Trade receivables, net......................................     1,251          1,136
Receivable from Disney......................................     2,199         73,850
Other receivables...........................................     2,949          3,121
Prepaid expenses and other assets...........................     5,055          4,903
Deferred income taxes.......................................    25,699         25,915
Property and equipment, net.................................   110,488        110,891
Capitalized film production costs...........................    69,760         57,032
                                                              --------       --------
          Total assets......................................  $483,503       $479,603
                                                              ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $  1,028       $  1,622
Income taxes payable........................................     8,251          9,650
Accrued liabilities.........................................    14,902         17,229
Unearned revenue............................................    11,818         15,382
                                                              --------       --------
          Total liabilities.................................    35,999         43,883
                                                              --------       --------
Shareholders' equity:
  Preferred stock; no par value; 5,000,000 shares authorized
     and no shares issued and outstanding...................        --             --
  Common stock; no par value; 100,000,000 shares authorized;
     47,784,675 and 47,633,372 shares issued and outstanding
     as of March 31, 2001 and December 30, 2000,
     respectively...........................................   296,360        293,209
  Accumulated other comprehensive income....................       615            249
  Retained earnings.........................................   150,529        142,262
                                                              --------       --------
          Total shareholders' equity........................   447,504        435,720
                                                              --------       --------
          Total liabilities and shareholders' equity........  $483,503       $479,603
                                                              ========       ========

                See accompanying notes to financial statements.

                                     PIXAR

                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
Revenue:
  Film and animation services...............................   $14,154     $58,239
  Software..................................................     1,997       2,739
                                                               -------     -------
          Total revenue.....................................    16,151      60,978
                                                               -------     -------
Cost of revenue:
  Film and animation services...............................     2,173      15,035
  Software..................................................       164         140
                                                               -------     -------
          Total cost of revenue.............................     2,337      15,175
                                                               -------     -------
          Gross profit......................................    13,814      45,803
                                                               -------     -------
Operating expenses:
  Research and development..................................     1,545       1,413
  Sales and marketing.......................................       390         390
  General and administrative................................     2,081       1,816
                                                               -------     -------
          Total operating expenses..........................     4,016       3,619
                                                               -------     -------
          Income from continuing operations.................     9,798      42,184
Other income, net...........................................     3,225       2,837
                                                               -------     -------
          Income from continuing operations before income
           taxes............................................    13,023      45,021
Income tax expense..........................................     4,838      18,683
                                                               -------     -------
          Net income from continuing operations.............     8,185      26,338
Income from discontinued operations, net of taxes...........        82          50
                                                               -------     -------
          Net income........................................   $ 8,267     $26,388
                                                               =======     =======
Basic net income per share from continuing operations.......   $  0.17     $  0.56
Basic net income per share from discontinued operations.....        --          --
                                                               -------     -------
Basic net income per share..................................   $  0.17     $  0.56
                                                               =======     =======
Shares used in computing basic net income per share.........    47,731      47,005
                                                               =======     =======
Diluted net income per share from continuing operations.....   $  0.16     $  0.53
Diluted net income per share from discontinued operations...        --          --
                                                               -------     -------
Diluted net income per share................................   $  0.16     $  0.53
                                                               =======     =======
Shares used in computing diluted net income per share.......    50,656      49,927
                                                               =======     =======

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  QUARTER ENDED
                                                              ----------------------
                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  8,267     $  26,388
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
     Discontinued operations................................       (82)          (50)
     Depreciation and amortization..........................     1,925         1,467
     Amortization of capitalized film production costs......     2,173        14,846
     Tax benefit from option exercises......................     1,286         1,327
     Deferred income taxes..................................       216            --
     Loss (gain) on disposition or sale of equipment........         8            (8)
     Changes in operating assets and liabilities:
       Trade and other accounts receivables.................        57         1,518
       Receivable from Disney...............................    71,651       (25,586)
       Prepaid expenses and other assets....................      (272)          743
       Accounts payable.....................................      (594)        3,510
       Income taxes payable.................................    (1,399)        7,167
       Accrued liabilities..................................    (2,327)       (5,418)
       Unearned revenue.....................................    (3,564)          231
                                                              --------     ---------
          Net cash provided by continuing operations........    77,345        26,135
          Net cash provided by discontinued operations......        82            50
                                                              --------     ---------
          Net cash provided by operating activities.........    77,427        26,185
                                                              --------     ---------
Cash flows from investing activities:
  Purchase of property and equipment........................    (1,410)      (19,227)
  Proceeds from sale of equipment...........................        --           398
  Sales and maturities of short-term investments............    38,802       153,613
  Purchase of short-term investments........................   (86,727)     (160,183)
  Capitalized film production costs.........................   (14,901)       (5,584)
                                                              --------     ---------
          Net cash used in investing activities.............   (64,236)      (30,983)
                                                              --------     ---------
Cash flows from financing activities:
  Proceeds from exercised stock options.....................     1,865           885
                                                              --------     ---------
          Net cash provided by financing activities.........     1,865           885
                                                              --------     ---------
Net increase (decrease) in cash and cash equivalents........    15,056        (3,913)
Cash and cash equivalents at beginning of period............    63,241        31,170
                                                              --------     ---------
Cash and cash equivalents at end of period..................  $ 78,297     $  27,257
                                                              ========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes..............  $  5,000     $  10,225
                                                              ========     =========
Supplemental disclosure of non-cash investing and financing
  activities:
  Credits from patent licensing.............................  $     --     $      24
                                                              ========     =========
  Unrealized gain (loss) on investments.....................  $    366     $      (5)
                                                              ========     =========

                See accompanying notes to financial statements.

                                     PIXAR

                         NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 30, 2000 and January 1, 2000, and for each of the years in the three-year period ended December 30, 2000, including notes thereto.

     The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 2001 financial statement presentation.

(2) FISCAL YEAR

     Effective for fiscal year 1998, Pixar (the "Company") adopted a 52- or 53-week fiscal year, changing the year end date from December 31 to the Saturday nearest December 31. Fiscal year 2001 will end on December 29, 2001 and will consist of 52 weeks.

(3) NET INCOME PER SHARE

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants. Options to purchase approximately 2.6 million shares of common stock were outstanding during the three month period ending March 31, 2001, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

     Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                             QUARTER ENDED
                                        -------------------------------------------------------
                                             MARCH 31, 2001                APRIL 1, 2000
                                        -------------------------    --------------------------
                                         NET                           NET
                                        INCOME    SHARES     EPS     INCOME     SHARES     EPS
                                        ------    ------    -----    -------    ------    -----
Basic net income per share............  $8,267    47,731    $0.17    $26,388    47,005    $0.56
Effect of dilutive shares:
  Warrants/options....................      --     2,925                  --     2,922
                                        ------    ------             -------    ------
Diluted net income per share..........  $8,267    50,656    $0.16    $26,388    49,927    $0.53
                                        ======    ======             =======    ======

                                     PIXAR

(4) COMPREHENSIVE INCOME

     Other comprehensive income (loss) consists of unrealized holding gains or losses on the Company's short-term investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

                                                                  QUARTER ENDED
                                                              ---------------------
                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
Net income..................................................   $8,267      $26,388
Unrealized holding gains (losses) on short-term
  investments...............................................      366           (5)
                                                               ------      -------
Comprehensive income........................................   $8,633      $26,383
                                                               ======      =======

(5) FEATURE FILM AND CO-PRODUCTION AGREEMENTS

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

  Co-Production Agreement

     In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which now governs all films made by the Company since Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five original computer-animated theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney's marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar is responsible for the production of each Picture and Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first original film produced under the Co-Production Agreement was A Bug's Life. Films in development or production at Pixar governed by this agreement include Monsters, Inc., Finding Nemo, the Company's sixth film "Film Six" and the Company's seventh film "Film Seven." A Bug's Life, Monsters, Inc., Finding Nemo, Film Six and Film Seven count toward the five original Pictures, whereas Toy Story 2, as a sequel, is a derivative work that will not count toward the Pictures. However, under the Co-Production Agreement, all provisions applicable to the Pictures also apply to derivative works such as Toy Story 2.

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

                                     PIXAR

Such costs are capitalized as film costs and will be amortized under the film forecast method assuming the concept development leads to a successful concept and realization of a film project. In the event a film is not set for production within three years from the time of the first capitalized transaction, such costs will be expensed.

     The total film production costs and related amounts capitalized are as follows (in thousands):

                                                                TOTAL THROUGH
                                                                MARCH 31, 2001
                                                                --------------
RELEASED FILMS..............................................       $ 87,780
Cumulative amortization of film production costs............        (71,652)
                                                                   --------
          Total film production costs capitalized for
            released films..................................         16,128
FILMS IN PRODUCTION.........................................         44,250
FILMS IN DEVELOPMENT OR PREPRODUCTION.......................          9,382
                                                                   --------
          Total film production costs capitalized...........       $ 69,760
                                                                   ========

     Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the date of the Co-Production Agreement, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

                                                                     QUARTER ENDED
                                                            -------------------------------
                                                            MARCH 31, 2001    APRIL 1, 2000
                                                            --------------    -------------
Research and development..................................      $1,139           $1,704
General and administrative................................         899              699
                                                                ------           ------
          Total...........................................      $2,038           $2,403
                                                                ======           ======

     At March 31, 2001 and December 30, 2000, the receivable from Disney aggregated $2.2 million and $73.9 million, respectively, which consists of a receivable from Disney for film revenue, advances net of Disney's actual share of expenditures for all films, amounts due for animation services and miscellaneous reimbursements.

     The Company expects to amortize, based on current estimates, approximately $6 million to $7 million in capitalized film production costs over the succeeding twelve-month period. In addition, the Company expects that all released films will have amortized more than 80% of each released film's original production costs by the end of fiscal year 2003.

(6) SEGMENT REPORTING

     The Company adopted the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statement of operations and the Company has no foreign operations. Therefore, the Company operates in a single operating segment.

                                     PIXAR

     The Company's revenue segment information by film category follows (in thousands):

                                                              QUARTER ENDED
                                                          ---------------------
                                                          MARCH 31,    APRIL 1,
                                                            2001         2000
                                                          ---------    --------
Toy Story 2.............................................   $ 7,242     $53,907
Library titles..........................................     6,899       3,999
Animation services......................................        13         333
                                                           -------     -------
                                                           $14,154     $58,239
                                                           =======     =======

     Library titles include A Bug's Life and Toy Story.

(7) EMPLOYMENT AGREEMENT

     In March 2001, the Company entered into an employment agreement with John Lasseter, (the "Employment Agreement"), which has a term of 10 years. Mr. Lasseter is a two-time Academy Award(R)-winning director and animator. In addition to serving as head of all of the Company's creative projects, he directed Toy Story, the first feature-length computer animated film (for which he won a special Achievement Academy Award(R)), A Bug's Life and Toy Story 2. He is currently in development on his fourth feature film for the Company. This Employment Agreement supercedes the Company's prior employment agreement with Mr. Lasseter, which was entered into in February 1997. Pursuant to the Employment Agreement, Mr. Lasseter received a signing bonus of $4,940,000. The Employment Agreement also provides for a current annual salary of $2,500,000 with 5% annual increases. In connection with the Employment Agreement, Mr. Lasseter was previously granted an option to purchase 1,000,000 shares of our common stock at the fair market value on the date of such grant. The option vests on an equal monthly basis over the ten-year term of the agreement, except for options that vest on the last month will vest on the penultimate month of this ten-year period.

(8) IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the AICPA issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." The guidance in this SOP applies to all types of films, and is applicable to all producers or distributors that own or hold rights to distribute or exploit films. For purposes of this SOP, films are defined as feature films, television specials, television series, or similar products including animated films and television programming that are sold, licensed or exhibited, whether produced on film, videotape, digital, or other video recording format. The Company adopted SOP 00-2 during the first quarter of fiscal year 2001. Adoption did not have a material effect on the Company's financial statements, liquidity or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133," issued in June 2000, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. The adoption of this statement during the first quarter of fiscal year 2001, did not have a material effect on the Company's financial statements, liquidity or results of operations, as the Company had no derivative instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Risk Factors on pages 13 to 18. Particular attention should be paid to the cautionary language in Risk Factors "-- To meet our fiscal 2001 diluted earning per share target, we must receive sufficient revenues primarily from our feature films and, to a lesser extent, our non-film related sources," "-- Our operating results have fluctuated in the past and we expect such fluctuations to continue," and "-- Our scheduled successive releases of feature films will continue to place a significant strain on our resources," as well as those noted in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2000, as amended (the "Form 10-K"). Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Our operating performance each quarter is subject to various risks and uncertainties as discussed in our Form 10-K. The following discussion should be read in conjunction with the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

OVERVIEW

     In February 1997, we entered into the Co-Production Agreement with Disney pursuant to which we, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures, and share equally in the profits of each Picture and any related merchandise as well as other ancillary products, after recovery of all marketing and distribution costs (which Disney finances), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that we will be responsible for the production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. Our second feature film, A Bug's Life, was released in November 1998 and counts as the first original Picture under the Co-Production Agreement. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse us for our share of certain general and administrative costs and certain research and development costs that benefit the productions.

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

  Target Earnings per Share for Fiscal Year 2001

     We are targeting diluted earnings per share of $0.40 to $0.55 for fiscal year 2001. This estimate is primarily based on our current expectations regarding the following: (1) merchandise revenue and ancillary royalties relating to the sale of products from the Toy Story franchise and A Bug's Life;
(2) residual home video sales from A Bug's Life, Toy Story and Toy Story 2; (3) revenues from potential worldwide network television licensing revenues for A Bug's Life, Toy Story and Toy Story 2; and (4) our assumptions, including the timing and amount, for box office receipts, as well as merchandise revenues, from our upcoming film, Monsters, Inc., targeted for domestic theatrical release in November 2001.

     In addition, we are targeting diluted earnings per share of $0.10 to $0.13 for the second quarter of fiscal year 2001. Our second quarter revenue is expected to be derived primarily from domestic network television licensing of A Bug's Life, continuing sales of the Toy Story 2 home video, continuing merchandise sales from the Toy Story franchise and A Bug's Life, and potential ancillary royalties.

     These statements are forward-looking, and actual results may differ materially. Factors that could cause actual fiscal year 2001 results to differ include but are not limited to: (1) the timing and amount of worldwide television revenues for A Bug's Life, Toy Story and Toy Story 2; (2) the timing and amount of related revenues from Toy Story 2 domestic and foreign home video;
(3) the timing and amount of Monsters, Inc., Toy Story franchise and A Bug's Life merchandise sales and ancillary royalties; (4) the timing and amount of revenue from the Buzz Lightyear of Star Command television series and related home video release; (5) the timing and amount of our remaining revenues from the home video release of A Bug's Life and Toy Story as part of Disney's Gold Collection; (6) the timing of the theatrical release of Monsters, Inc. and the amount of related revenue; (7) the timing and amount of distribution costs incurred in all markets for Monsters, Inc., Toy Story 2, Toy Story and A Bug's Life; (8) the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits; (9) the timing and amount of non-film related revenues, such as licensing our software and interest income; and (10) the market price for our common stock and related volatility. See "Risk Factors" set forth below for a more detailed discussion of factors that could cause actual results to differ.

RESULTS OF OPERATIONS

  Revenue

     Total revenue for the three months ended March 31, 2001 was $16.2 million, compared to $61.0 million for the three months ended April 1, 2000.

     Film and animation services revenue for the quarter ended March 31, 2001 was $14.2 million, compared with $58.2 million in the corresponding period of the prior year. Film revenue for the first quarter of 2001 includes $7.2 million of Toy Story 2 related revenues attributable primarily to home video sales, related merchandise revenues as well as royalties from the home video release of Buzz Lightyear of Star Command and other ancillary royalties. Our library titles, A Bug's Life and Toy Story, comprised the balance of $6.9 million through worldwide home video sales, domestic pay-per-view revenues and consumer products. Also included in film revenue for the first quarter of 2001 were one time revenues associated with interactive products. Film revenue for the three months ended April 1, 2000 resulted primarily from our share of worldwide theatrical revenues and related merchandise from Toy Story 2, which was released in November 1999, of $53.9 million, and to a lesser extent, our share of home video and merchandise revenue from A Bug's Life of $2.1 million. Also included in film revenue for the three months ended April 1, 2000, was revenue of $1.9 million from Toy Story, including residual merchandise and home video sales. Under the Co-Production Agreement, we share equally with Disney in the profits of Toy Story 2 and A Bug's Life after Disney recovers its distribution costs and fees.

     Software revenue includes software license revenue, principally from RenderMan(R), and royalty revenue from licensing Physical Effects, Inc. (PEI) technology to a third party. Software revenue decreased to $2.0 million for the three months ended March 31, 2001 compared to $2.7 million in the same period of the prior year. The decrease in software revenue resulted primarily from a general decrease in RenderMan(R) software licensing, and to a lesser extent, from a decrease in the royalty revenue from licensing PEI technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate significantly higher RenderMan(R) sales. Therefore, we expect ongoing variability in revenues derived from software licenses and that such revenue to remain flat or possibly decline, as seen in the current quarter.

     For the three months ended March 31, 2001, Disney accounted for 88% of our total revenue compared to 96% for the same period of the prior year. The revenue from Disney consisted primarily of film related revenue and to a lesser extent some animation services revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2001 and for the foreseeable future. As of March 31, 2001, amounts related to Disney include unearned revenue from Disney, which represents 86% of unearned revenue on the balance sheet.

  Cost of Revenue

     Cost of film and animation services revenue for the three months ended March 31, 2001 decreased to $2.2 million from $15.0 million in the corresponding prior year period. Cost of film revenue represents amortization of capitalized film costs. See "Capitalized Film Production Costs." For the three months ended March 31, 2001, cost of film revenue represents amortization of film costs associated with Toy Story 2 and A Bug's Life, and represents 15% of total film revenue. For the three months ended April 1, 2000, cost of film revenue represented amortized costs associated with Toy Story 2 and A Bug's Life, and represented 26% of total film revenue. The decrease in cost of revenue as a percent of revenue for the current period as compared to the prior year period, is attributable to a combination of factors: (1) an increase in Toy Story revenue for which there was no related cost, as all Toy Story film costs were fully amortized by December 31, 1997; (2) revisions of estimates on revenue to be received under the individual film forecast method for A Bug's Life and Toy Story 2 resulting in lower amortization of capitalized film costs; and (3) the mix of film revenue from quarter to quarter as the gross profit percent varies by film.

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, as well as amortization of purchased technology. Cost of software revenue as a percentage of the related revenue was 8% and 5% for the three months ended March 31, 2001 and April 1, 2000, respectively. Cost of software revenue for the three months ended March 31, 2001 and April 1, 2000, relates primarily to amortization of purchased technology associated with the acquisition of PEI of $120,000. We are amortizing this purchased technology against related license revenue over a period not to exceed four years.

  Operating Expenses

     Total operating expenses increased to $4.0 million for the quarter ended March 31, 2001, from $3.6 million in the corresponding prior year period. We intend to continue to increase operating expenses in a number of areas. With respect to general expense growth, as a result of competition, we have had to pay higher salaries for technical and administrative personnel. We expect compensation for such personnel may continue to increase. We still expect future operating expenses to reflect the growth of the studio as we prepare for the release of Monsters, Inc. and as we ramp up toward our goal of producing one feature film per year. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

     Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan(R) software and for our proprietary Marionette and Ringmaster animation and production management software and for creative development for future films. Research and development expenses increased to $1.5 million in the three months ended March 31, 2001 from $1.4 million in the corresponding prior year period. During the first quarter of fiscal year 2000 we recorded a one-time adjustment of $523,000, which reduced our research and development expenses for the three months ended April 1, 2000, from $1.9 million to $1.4 million. This adjustment was due to an additional reimbursement from Disney under the terms of the Co-Production Agreement for certain research and development expenses incurred prior to fiscal year 2000. After allowing for this adjustment, the decrease in research and development expenses from 2000 was due to a reduction in short film project costs, which was somewhat offset by our continued investment in proprietary technology. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software segment. Sales and marketing expenses remained level at $390,000 for the three months ended March 31, 2001 and April 1, 2000. We believe that sales and marketing expenses will increase in future periods, particularly in the areas of public relations and corporate marketing.

     General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $2.1 million for the three months ended March 31, 2001 from $1.8 million in the corresponding prior year period. This increase is due in part to ramping up the studio toward our goal of producing an animated feature film every year. We expect general and administrative expenses to increase in future periods.

  Other Income, Net

     Other income, net was $3.2 million and $2.8 million for the three months ended March 31, 2001 and April 1, 2000, respectively, consisting primarily of interest income on short-term investments. The increase is primarily due to an increase in interest rates and an increase in our average cash, cash equivalents and short-term investment balances through March 31, 2001.

  Income Taxes

     Income tax expense from continuing operations for the three months ended March 31, 2001 reflects our federal and state income tax expense of 37.1% versus 41.5% in the same period of the prior year. Our income tax rate is lower in 2001 due to the utilization of research and experimentation credits for federal and state tax purposes, as well as the utilization of certain other state credits and exemptions.

CAPITALIZED FILM PRODUCTION COSTS

     We had $69.8 million in capitalized film production costs as of March 31, 2001, consisting primarily of costs relating to Toy Story 2, A Bug's Life, Monsters, Inc., Finding Nemo, Film Six, and Film Seven all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased $63.3 million to $266.1 million at March 31, 2001 from $202.8 million at December 30, 2000 due primarily to cash received from Disney for our share of film revenue, as well as software revenue and interest income, which was offset by film production spending and capital expenditures.

     Net cash provided by continuing operations for the three months ended March 31, 2001 was primarily attributable to net income of $8.3 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs totaling $4.1 million and a decrease in receivables from Disney of $71.7 million, which were offset by decreases in accounts payable, accrued liabilities and unearned revenue totaling $6.5 million. Net cash used in investing activities primarily consisted of investments in short-term securities of $86.7 million, the purchase of property and equipment of $1.4 million and funding of film production costs of $14.9 million, which were offset by net proceeds from sales of short-term investments of $38.8 million. Net cash provided by financing activities consisted of proceeds from exercised stock options.

     As of March 31, 2001, our principal source of liquidity was $266.1 million in cash, cash equivalents and short-term investments. We believe that these funds will be sufficient to meet our operating requirements through the next twelve months.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the AICPA issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films." The guidance in this SOP applies to all types of films, and is applicable to all producers or distributors that own or hold rights to distribute or exploit films. For purposes of this SOP, films are defined as feature films, television specials, television series, or similar products including animated films and television programming that are sold, licensed or exhibited, whether produced on film, videotape, digital, or other video recording format. SOP 00-2. We adopted SOP 00-2 during the first quarter of fiscal year 2001. Adoption did not have a material effect on our financial statements, liquidity or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133," issued in June 2000, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition of (a) the changes in the fair value of the hedged asset or liability that are attributed to the hedged risk or (b) the earnings effect of hedged forecasted transactions. The adoption of this statement during the first quarter of fiscal year 2001, did not have a material effect on our financial statements, liquidity or results of operations, as the Company had no derivative instruments.

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

     A Bug's Life was released in November 1998, and we have recognized film revenues to date of $118.4 million resulting primarily from the domestic and foreign theatrical revenues from A Bug's Life, related domestic and foreign home video revenue, related merchandise licensing, and some television revenue, offset by Disney's marketing and distribution costs and its distribution fee. This revenue from A Bug's Life represents a significant amount of the revenue we expect to recognize over the lifetime of A Bug's Life. However, in line with Disney's new home video strategy, by which more titles will be available on a year-round basis, A Bug's Life VHS and DVD were repackaged and released as part of Disney's Gold Collection on August 1, 2000. We expect sources of revenue in fiscal year 2001 to include any revenues from these continuing home video sales, possibly some television revenues, and any residual merchandise revenues and ancillary royalties; however, there can be no assurance that such revenues will be sufficient to meet our targeted earnings for 2001.

     Dependence on Monsters, Inc. While we anticipate Monsters, Inc. will be released as targeted in November 2001, we cannot guarantee Monsters, Inc. will be released at the scheduled time, and if it is released as scheduled, whether it will be a box office success. A portion of our anticipated revenues for fiscal year 2001, are based on the assumption that Monsters, Inc. will be released in November 2001, and that it will be an extraordinary box office success. If Monsters, Inc. is not released as scheduled or is not an extraordinary box office success, it could adversely impact our targeted 2001 operating results.

  Forecasting revenue from our feature films is extremely difficult.

     It is difficult to forecast the amount and timing of our future revenues from Toy Story, A Bug's Life, Toy Story 2 and Monsters, Inc. for fiscal year 2001. The amount of future revenues depends not only on customer acceptance of a film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category -- home video, merchandise and television collectively, being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. Disney's strategic distribution decisions also impact the amount of our future revenues. For example, in the first half of 1999, Disney reported general softness in its domestic home video sales and worldwide merchandise licensing as compared to levels associated with many of its previous blockbuster animated feature films. As a result, in 2000 Disney implemented a new strategy of releasing animated films on home video year round, and in special editions in both VHS and DVD formats. However, the relative success of that new strategy is still not yet known. For this reason and all of the above reasons, in spite of Toy Story 2's remarkable box office success, it is difficult to predict how successful its lifetime home video sales will be, or how successful sales of other follow-on products will be for fiscal year 2001. Similarly, it is difficult to predict residual video sales or television revenue from A Bug's Life in 2001. It is also difficult to predict theatrical revenue and related merchandise revenue from the anticipated release of Monsters, Inc. in November 2001.

     With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While the timing of theatrical releases is typically known well in advance of release, the timing of release of follow-on products is often decided just in advance of release, is subject to change, and is therefore less predictable. For example, it was not until the first quarter of fiscal year 2000 that it was determined that the Toy Story 2 home video would be released domestically on October 17, 2000. In all product categories, timing of revenues is particularly uncertain with respect to releases in foreign markets as a foreign product release is often marked by a rollout across many countries over the course of many months. Therefore, the timing of international revenues is inherently more difficult to predict than the timing of domestic revenues. In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us of additional distribution costs to those previously forecasted, as occurred in the second quarter of fiscal year 2000. Such adjustments have and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. Due to these factors, the amount and timing of our future revenues from Toy Story, Toy Story 2, A Bug's Life and Monsters, Inc. are difficult to forecast, and it is possible, in any given quarter, that we will not recognize sufficient film revenue to generate significant earnings.

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

  Software revenue.

     Software revenue declined in the first quarter of fiscal year 2001 as compared to the first quarter of 2000. This decline may be indicative of future trends as we continue to reduce our emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan(R) licensing revenues; therefore, we expect that revenue from the licensing of RenderMan(R) will remain flat or possibly decline. However, to meet our fiscal 2001 diluted earnings per share target, our revenue estimates include revenues attributable to non-film related sources including software revenue. There can be no assurance that the timing and amount of such revenues will be sufficient to meet our targeted earnings.

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

     - general economic conditions, and

     - timing and amount of non-film related revenues such as licensing of our software.

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

  Our operating expenses fluctuate.

     Our operating expenses and effective tax rate continue to fluctuate. Operating expenses for the first quarter of fiscal year 2001 increased in comparison to the first quarter of fiscal year 2000 and we expect to continue to increase our operating expenses to fund greater levels of research and development, to build to our goal of producing one feature film per year and to expand operations. Specifically, we expect our spending levels to increase significantly due to (1) continued investment in proprietary software systems, (2) potential increased compensation costs as a result of competition for creative, technical and administrative talent, (3) increased costs associated with the expansion of our facilities, (4) number of personnel required to support studio growth and (5) increased investment in creative development. A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 2001. Finally we expect our tax rate in 2001 to be lower than statutory rates due to the realization of certain tax benefits. We realize tax benefits from the exercise of non-qualified employee stock options that reduce the amount of our tax payments and liabilities, but will not reduce our future effective tax rates.

     Forecasting our operating expenses is extremely difficult. Moreover, our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SOP 00-2, which we adopted in the first quarter of fiscal year 2001. A substantial portion of all of our other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the first quarter of fiscal year 2001 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and overhead.

     Film production budgets are likely to continue to increase, and film production spending may exceed such budgets. Given the (1) escalation in compensation rates of people required to work on the Current Projects, (2) number of personnel required to work on the Current Projects, and (3) equipment needs, the budget for the Current Projects and subsequent films and related products may continue to be greater than the budgets for Toy Story, A Bug's Life, and Toy Story 2. We will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, we believe that it is not uncommon for film production spending to exceed film production budgets, and the Current Projects may not be completed within the budgeted amounts. For example, to meet the production schedule of Toy Story 2, we reassigned employees from other projects, including Monsters, Inc., to complete Toy Story 2. This resulted in a larger production staff than originally anticipated and it increased production costs. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs are shared with Disney and treated as film costs, which increases overall production budgets and could have a material adverse effect on our results of operations and financial condition.

OUR SCHEDULED SUCCESSIVE RELEASES OF FEATURE FILMS WILL CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES.

     In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Monsters, Inc., which is presently targeted for release in November 2001, and Finding Nemo, which is currently targeted for release in summer 2003. We also plan to have parallel creative teams for Film Six and Film Seven and further to work towards producing one feature film per year. We have only produced three prior feature films to date and have limited experience with respect to producing animated feature films in parallel. We have been required, and will continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled release of these two feature films. This period of rapid growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that Monsters, Inc. or Finding Nemo will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. For example, to meet the production schedule of A Bug's Life, we reassigned employees from other projects, including Toy Story 2, to A Bug's Life. Similarly, to meet the production schedule of Toy Story 2, we reassigned employees from other projects, including Monsters, Inc., to Toy Story 2. In addition, John Lasseter, who was previously providing creative oversight for Toy Story 2 in his role as Executive Vice President, Creative, assumed the role of Director of Toy Story 2 in order to expedite development and production of the film. Using the personnel of future films to meet the immediate deadlines of films nearing release, as we have for both A Bug's Life and Toy Story 2, is likely to have the long term impact of pushing out the targeted release dates of future films, substantially increasing film budgets, and adversely impacting our ability to generate creative concepts for subsequent films on a timely basis.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR OPERATIONS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We are currently expanding our detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn adversely affect our profitability. Although we carry business interruption insurance, our policy does not cover electrical blackouts. Moreover, for interruptions that are covered by our policy, there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Investment Portfolio. We invest in a variety of investment grade, interest-bearing securities, including fixed rate obligations of corporations, municipalities and national governmental entities and agencies. This diversification of risk is consistent with our policy to ensure safety of our principal and maintain liquidity. We only invest in securities with a maturity of 24 months or less, with only government obligations exceeding 12 months. Our investments are primarily fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

     All of our financial instruments are held for purposes other than trading and are considered "available for sale" per SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The table below provides information regarding our investment portfolio at March 31, 2001. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

                                                      LESS THAN     OVER
                                                       1 YEAR      1 YEAR      TOTAL
                                                      ---------    -------    --------
Available-for-sale securities.......................  $149,016     $38,789    $187,805
Weighted-average interest rate......................      5.53%       5.91%       5.61%

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         10.1 Employment Agreement between the Registrant and John Lasseter dated March 21, 2001.*
---------------

* We have requested confidential treatment for a portion of this exhibit.

     (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by Pixar during the quarter ended March 31, 2001.

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

Date: May 15, 2001

                                 EXHIBIT INDEX

EXHIBITS                            DESCRIPTION
--------                            -----------
  10.1      Employment Agreement between the Registrant and John
            Lasseter dated March 21, 2001.*

---------------
* Confidential treatment requested for a portion of this exhibit.