Form 10-Q
period 2001-06-30
PIXAR \CA\
filed 2001-08-14
CIK 1002114

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

     The number of shares outstanding of the registrant's Common Stock as of August 8, 2001 was 48,314,559.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     PIXAR

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JUNE 30,    DECEMBER 30,
                                                                2001          2000
                                                              --------    ------------
ASSETS
Cash and cash equivalents...................................  $ 76,930      $ 63,241
Short-term investments......................................   199,291       139,514
Trade receivables, net......................................     1,810         1,136
Receivable from Disney......................................     5,158        73,850
Other receivables...........................................     6,474         3,121
Prepaid expenses and other assets...........................     4,287         4,903
Deferred income taxes.......................................    25,768        25,915
Property and equipment, net.................................   111,980       110,891
Capitalized film production costs...........................    75,455        57,032
                                                              --------      --------
          Total assets......................................  $507,153      $479,603
                                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $  2,327      $  1,622
Income taxes payable........................................     1,406         9,650
Accrued liabilities.........................................    10,429        17,229
Unearned revenue............................................    21,891        15,382
                                                              --------      --------
          Total liabilities.................................    36,053        43,883
                                                              --------      --------
Shareholders' equity:
  Preferred stock; no par value; 5,000,000 shares authorized
     and no shares issued and outstanding...................        --            --
  Common stock; no par value; 100,000,000 shares authorized;
     48,301,029 and 47,633,372 shares issued and outstanding
     as of June 30, 2001 and December 30, 2000,
     respectively...........................................   311,320       293,209
  Accumulated other comprehensive income....................       498           249
  Retained earnings.........................................   159,282       142,262
                                                              --------      --------
          Total shareholders' equity........................   471,100       435,720
                                                              --------      --------
          Total liabilities and shareholders' equity........  $507,153      $479,603
                                                              ========      ========

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         QUARTER ENDED        SIX MONTHS ENDED
                                                      -------------------    -------------------
                                                      JUNE 30,    JULY 1,    JUNE 30,    JULY 1,
                                                        2001       2000        2001       2000
                                                      --------    -------    --------    -------
Revenue:
  Film and animation services.......................  $14,652     $16,540    $28,806     $74,779
  Software..........................................    2,013       1,793      4,010       4,532
                                                      -------     -------    -------     -------
          Total revenue.............................   16,665      18,333     32,816      79,311
                                                      -------     -------    -------     -------
Cost of revenue:
  Film and animation services.......................    2,358       3,567      4,531      18,601
  Software..........................................      127         138        291         279
                                                      -------     -------    -------     -------
          Total cost of revenue.....................    2,485       3,705      4,822      18,880
                                                      -------     -------    -------     -------
          Gross profit..............................   14,180      14,628     27,994      60,431
                                                      -------     -------    -------     -------
Operating expenses:
  Research and development..........................    1,564       1,763      3,109       3,176
  Sales and marketing...............................      419         337        809         727
  General and administrative........................    1,856       2,004      3,938       3,820
                                                      -------     -------    -------     -------
          Total operating expenses..................    3,839       4,104      7,856       7,723
                                                      -------     -------    -------     -------
          Income from continuing operations.........   10,341      10,524     20,138      52,708
Other income, net...................................    3,442       3,058      6,668       5,895
                                                      -------     -------    -------     -------
          Income from continuing operations before
            income taxes............................   13,783      13,582     26,806      58,603
Income tax expense..................................    5,120       5,637      9,958      24,320
                                                      -------     -------    -------     -------
          Net income from continuing operations.....    8,663       7,945     16,848      34,283
Income from discontinued operations, net of taxes...       90          75        172         125
                                                      -------     -------    -------     -------
          Net income................................  $ 8,753     $ 8,020    $17,020     $34,408
                                                      =======     =======    =======     =======
Basic net income per share from continuing
  operations........................................  $  0.18     $  0.17    $  0.35     $  0.73
Basic net income per share from discontinued
  operations........................................       --          --         --          --
                                                      -------     -------    -------     -------
Basic net income per share..........................  $  0.18     $  0.17    $  0.35     $  0.73
                                                      =======     =======    =======     =======
Shares used in computing basic net income per
  share.............................................   48,607      47,179     48,504      47,092
                                                      =======     =======    =======     =======
Diluted net income per share from continuing
  operations........................................  $  0.17     $  0.16    $  0.33     $  0.69
Diluted net income per share from discontinued
  operations........................................       --          --         --          --
                                                      -------     -------    -------     -------
Diluted net income per share........................  $  0.17     $  0.16    $  0.33     $  0.69
                                                      =======     =======    =======     =======
Shares used in computing diluted net income per
  share.............................................   52,066      49,977     51,704      49,953
                                                      =======     =======    =======     =======

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,      JULY 1,
                                                                2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  17,020    $  34,408
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
     Discontinued operations................................       (172)        (125)
     Depreciation and amortization..........................      3,955        2,608
     Amortization of capitalized film production costs......      4,531       18,159
     Tax benefit from option exercises......................      4,915        3,685
     Deferred income tax....................................        147           61
     Changes in operating assets and liabilities:
       Receivables, net.....................................     (4,027)       1,142
       Due from Disney......................................     68,692        2,318
       Prepaid expenses and other assets....................        376         (975)
       Accounts payable.....................................        705        2,945
       Income taxes payable.................................     (8,244)      (1,801)
       Accrued liabilities..................................     (6,800)      (6,161)
       Unearned revenue.....................................      6,509           54
                                                              ---------    ---------
          Net cash provided by continuing operations........     87,607       56,318
          Net cash provided by discontinued operations......        172          125
                                                              ---------    ---------
          Net cash provided by operating activities.........     87,779       56,443
                                                              ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment........................     (4,825)     (28,701)
  Proceeds from sale of equipment...........................         --          399
  Proceeds from sale of short-term securities...............     97,240      221,934
  Investments in short-term securities......................   (156,768)    (217,405)
  Capitalized film production costs.........................    (22,933)     (12,256)
                                                              ---------    ---------
          Net cash used in investing activities.............    (87,286)     (36,029)
                                                              ---------    ---------
Cash flows from financing activities:
  Proceeds from exercised stock options.....................     13,196        3,635
                                                              ---------    ---------
          Net cash provided by financing activities.........     13,196        3,635
                                                              ---------    ---------
Net increase in cash and cash equivalents...................     13,689       24,049
Cash and cash equivalents at beginning of period............     63,241       31,170
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  76,930    $  55,219
                                                              =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes..............  $  13,800    $  22,525
                                                              =========    =========
Supplemental disclosure of non-cash investing and financing
  activities:
  Loss on equipment disposals capitalized as film production
     costs..................................................  $      21    $      --
                                                              =========    =========
  Unrealized gain on investments............................  $     249    $      85
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

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 2001 financial statement presentation.

(2) FISCAL YEAR

     Effective for fiscal year 1998, Pixar (the "Company") adopted a 52- or 53-week fiscal year, changing the year end dates from December 31 to the Saturday nearest December 31. Fiscal year 2001 will end on December 29, 2001 and will consist of 52 weeks.

(3) NET INCOME PER SHARE

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options and warrants. Options to purchase approximately 504,000 shares and 643,000 shares of common stock were outstanding during the three and six month periods ending June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

     Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                            QUARTER ENDED
                                       --------------------------------------------------------
                                             JUNE 30, 2001                  JULY 1, 2000
                                       --------------------------    --------------------------
                                         NET                           NET
                                       INCOME     SHARES     EPS     INCOME     SHARES     EPS
                                       -------    ------    -----    -------    ------    -----
Basic net income per share...........  $ 8,753    48,607    $0.18    $ 8,020    47,179    $0.17
Effect of dilutive shares:
  Warrants/options...................       --     3,459                  --     2,798
                                       -------    ------             -------    ------
Diluted net income per share.........  $ 8,753    52,066    $0.17    $ 8,020    49,977    $0.16
                                       =======    ======             =======    ======

                                                           SIX MONTHS ENDED
                                       --------------------------------------------------------
                                             JUNE 30, 2001                  JULY 1, 2000
                                       --------------------------    --------------------------
                                         NET                           NET
                                       INCOME     SHARES     EPS     INCOME     SHARES     EPS
                                       -------    ------    -----    -------    ------    -----
Basic net income per share...........  $17,020    48,504    $0.35    $34,408    47,092    $0.73
Effect of dilutive shares:
  Warrants/options...................       --     3,200                  --     2,861
                                       -------    ------             -------    ------
Diluted net income per share.........  $17,020    51,704    $0.33    $34,408    49,953    $0.69
                                       =======    ======             =======    ======

                                     PIXAR

(4) COMPREHENSIVE INCOME

     Other comprehensive income (loss) consists of unrealized holding gains or losses on the Company's short-term investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

                                                              QUARTER ENDED
                                                           -------------------
                                                           JUNE 30,    JULY 1,
                                                             2001       2000
                                                           --------    -------
Net income...............................................  $ 8,753     $ 8,020
Unrealized holding gains (losses) on short-term
  investments............................................     (117)         90
                                                           -------     -------
Comprehensive income.....................................  $ 8,636     $ 8,110
                                                           =======     =======

                                                            SIX MONTHS ENDED
                                                           -------------------
                                                           JUNE 30,    JULY 1,
                                                             2001       2000
                                                           --------    -------
Net income...............................................  $17,020     $34,408
Unrealized holding gains on short-term investments.......      249          85
                                                           -------     -------
Comprehensive income.....................................  $17,269     $34,493
                                                           =======     =======

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

     All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug's Life, Toy Story 2, Monsters, Inc., Finding Nemo, Film Six, and Film Seven under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been

                                     PIXAR
recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

  Creative Development Group

     In addition to the films produced and in process under the Co-Production Agreement, Pixar's creative development group is working on concept development for several new projects that are not governed by the Co-Production Agreement. Costs related to these projects are therefore not shared or reimbursed by Disney. Such costs are capitalized as film costs and will be amortized under the film forecast method assuming the concept development leads to a successful concept and realization of a film project when it is expected that the film will be set for production. In the event a film is not set for production within three years from the time of the first capitalized transaction, such costs will be expensed.

     The total film production costs and related amounts capitalized are as follows (in thousands):

                                                              TOTAL THROUGH
                                                                JUNE 30,
                                                                  2001
                                                              -------------
RELEASED FILMS..............................................     $87,780
Cumulative amortization of film production costs............     (74,010)
                                                                 -------
          Total film production costs capitalized for
            released films..................................      13,770
FILMS IN PRODUCTION.........................................      52,368
FILMS IN DEVELOPMENT OR PREPRODUCTION.......................       9,317
                                                                 -------
          Total film production costs capitalized...........     $75,455
                                                                 =======

     Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the beginning of each respective fiscal year, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

                                                             SIX MONTHS ENDED
                                                            -------------------
                                                            JUNE 30,    JULY 1,
                                                              2001       2000
                                                            --------    -------
Research and development..................................   $2,307     $2,782
General and administrative................................    1,746      1,386
                                                             ------     ------
          Total...........................................   $4,053     $4,168
                                                             ======     ======

     At June 30, 2001 and December 30, 2000, the receivable from Disney aggregated $5.2 million and $73.9 million, respectively, which consists of a receivable from Disney for film revenue, advances net of Disney's actual share of expenditures for all films, amounts due for animation services and miscellaneous reimbursements.

     For released films, the Company expects to amortize, based on current estimates, approximately $4 million to $6 million in capitalized film production costs over the succeeding twelve-month period. In addition, the Company expects that all released films will have amortized more than 80% of each released film's original production costs by the end of fiscal year 2003.

(6) SEGMENT REPORTING

     The Company adopted the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing

                                     PIXAR
financial performance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statement of operations and the Company has no foreign operations. Therefore, the Company operates in a single operating segment.

     The Company's revenue segment information by film category follows (in thousands):

                                                              QUARTER ENDED
                                                           -------------------
                                                           JUNE 30,    JULY 1,
                                                             2001       2000
                                                           --------    -------
Toy Story 2..............................................  $ 3,188     $13,333
Library titles...........................................   11,464       2,726
Animation services.......................................       --         481
                                                           -------     -------
                                                           $14,652     $16,540
                                                           =======     =======

                                                            SIX MONTHS ENDED
                                                           -------------------
                                                           JUNE 30,    JULY 1,
                                                             2001       2000
                                                           --------    -------
Toy Story 2..............................................  $10,430     $67,240
Library titles...........................................   18,363       6,725
Animation services.......................................       13         814
                                                           -------     -------
                                                           $28,806     $74,779
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Risk Factors on pages 12 to 17. Particular attention should be paid to the cautionary language in Risk Factors "-- To meet our fiscal 2001 diluted earning per share target, we must receive sufficient revenues primarily from our feature films and, to a lesser extent, our non-film related sources," "-- Our operating results have fluctuated in the past and we expect such fluctuations to continue," and "-- Our scheduled successive releases of feature films will continue to place a significant strain on our resources," as well as those noted in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2000, as amended (the "Form 10-K"). Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

  Target Earnings per Share for Fiscal Year 2001

     We are targeting diluted earnings per share of $0.50 to $0.58 for fiscal year 2001. This estimate is primarily based on the results from the first half of the fiscal year and our current expectations regarding the following: (1) revenues from worldwide network television licensing revenues for A Bug's Life, Toy Story and Toy Story 2; (2) merchandise revenue and ancillary royalties relating to the sale of products from the Toy Story franchise and A Bug's Life;
(3) continuing home video sales from A Bug's Life, Toy Story and Toy Story 2; and (4) our assumptions, including the timing and amount, for box office receipts, as well as merchandise revenues, from our upcoming film, Monsters, Inc., targeted for domestic theatrical release on November 2, 2001.

     In addition, we are targeting diluted earnings per share of $0.08 to $0.10 for the third quarter of fiscal year 2001. Our third quarter film revenues are expected to be derived primarily from worldwide television licensing, continuing merchandise sales from the Toy Story franchise and A Bug's Life, and potential ancillary royalties from interactive games.

     These statements regarding our targeted earnings are forward-looking, and actual results may differ materially. Factors that could cause actual fiscal year 2001 results to differ include but are not limited to: (1) the timing and amount of worldwide television revenues for A Bug's Life, Toy Story, and Toy Story 2, (2) the timing and amount of related revenues from all home video releases of our three films and the Buzz Lightyear of Star Command direct-to-video, (3) the timing and amount of Monsters, Inc., Toy Story franchise, and A Bug's Life merchandise sales and ancillary royalties, (4) the timing of the theatrical release of Monsters, Inc. and the amount of related revenues, (5) the timing and amount of distribution costs incurred in all markets for Monsters, Inc., Toy Story 2, Toy Story, and A Bug's Life, (6) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (7) the timing and amount of non-film related revenues, such as licensing our software and interest income; and (8) the market price of our common stock and related volatility. See "Risk Factors" set forth below for a more detailed discussion of factors that could cause actual results to differ.

RESULTS OF OPERATIONS

  Revenue

     Total revenue for the three and six months ended June 30, 2001 were $16.7 million and $32.8 million, respectively, compared to $18.3 million and $79.3 million in the corresponding periods of the prior year.

     Film and animation services revenue for the three months ended June 30, 2001 were $14.7 million compared with $16.5 million in the corresponding prior year period. Film revenue for the three months ended June 30, 2001 includes domestic network television licensing of A Bug's Life, continuing worldwide home video sales of our three films, foreign home video sales of Buzz Lightyear of Star Command direct-to-video, merchandise sales, and one-time revenue associated with interactive games. Film revenue for the three months ended July 1, 2000 were comprised of worldwide theatrical and related merchandise revenues from Toy Story 2, which was released in November 1999, and to a lesser extent, film revenues from our library titles.

     Film and animation services revenue for the six months ended June 30, 2001 were $28.8 million compared to $74.8 million in the corresponding prior year period. The decrease in the current six-month period from the corresponding prior year period was largely due to the timing and success of Toy Story 2 theatrical performance in the first quarter of 2000.

     Software revenue includes software license revenue, principally from RenderMan(R), and royalty revenue from licensing Physical Effects, Inc. (PEI) technology to a third party. Software revenue increased to

$2.0 million for the three months ended June 30, 2001 compared to $1.8 million in the corresponding period of the prior year and decreased to $4.0 million for the six months ended June 30, 2001 from $4.5 million in the corresponding prior year period. In spite of the increase in software revenues for the second quarter, there was an overall decrease in revenue for the six month period ended June 30, 2001 resulting primarily from decreases in RenderMan(R) software licensing in the first quarter and to a lesser extent, from a decrease in royalty revenue from licensing PEI technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate significantly higher RenderMan(R) sales. Therefore, we expect ongoing variability in revenues derived from software licenses and that such revenue will remain flat or possibly decline, as seen for the six month period ended June 30, 2001.

     For the three and six months ended June 30, 2001, Disney accounted for 88% of our total revenue compared to 90% and 94%, respectively, for the corresponding periods of the prior year. The revenue from Disney consisted primarily of film related revenue and to a lesser extent some animation services revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2001 and for the foreseeable future. As of June 30, 2001, amounts related to Disney include unearned revenue from Disney, which represents 92% of unearned revenue on the balance sheet.

  Cost of Revenue

     Cost of film and animation services revenue for the three and six months ended June 30, 2001 was $2.4 million and $4.5 million, respectively, compared to $3.6 million and $18.6 million, respectively, in the corresponding prior year periods. Cost of film revenue represents amortization of capitalized film production costs. See "Capitalized Film Production Costs." For the three and six months ended June 30, 2001, cost of film revenue represents amortization of capitalized film production costs associated with Toy Story 2 and A Bug's Life, and represents 16% of total film revenue for both periods. For the three and six months ended July 1, 2000, cost of film revenue represented amortized costs associated with Toy Story 2 and A Bug's Life, and represented 22% and 25%, respectively, of total film revenue. Toy Story revenue has no related cost, as film costs were fully amortized by December 31, 1997. The decrease in cost of revenue as a percent of revenue for the current periods as compared to the prior year periods, is attributable to the mix of film revenue from quarter to quarter as the gross profit percentage varies by film. For example, Toy Story and A Bug's Life have lower amortized costs as a percentage of revenue relative to Toy Story 2. The prior year periods experienced higher Toy Story 2 revenue which resulted in an increase in cost of film revenue as compared to the current periods. In addition, revisions of estimates on revenue to be received under the individual film forecast method for Toy Story 2 and A Bug's Life resulted in lower amortization of capitalized film costs compared to the prior period.

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, as well as amortization of purchased technology. Cost of software revenue as a percentage of the related revenue was 6% and 7% for the three and six months ended June 30, 2001, respectively, compared to 8% and 6%, respectively, for the three and six month corresponding prior year periods. Cost of software revenue for the three and six months ended June 30, 2001 and July 1, 2000, relates primarily to amortization of purchased technology associated with the acquisition of PEI of $120,000 and $240,000, respectively, in both years. We are amortizing this purchased technology against related license revenue over a period not to exceed four years.

  Operating Expenses

     Total operating expenses were $3.8 million and $7.9 million for the three and six months ended June 30, 2001, respectively, compared to $4.1 million and $7.7 million in the corresponding prior year periods. We anticipate an increase in operating expenses in future periods impacting a number of areas. We still expect future operating expenses to reflect the growth of the studio as we prepare for the release of Monsters, Inc. and as we ramp up toward our goal of producing one feature film per year. Under the Co-Production Agreement,

Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

     Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan(R) software and for our proprietary Marionette and Ringmaster animation and production management software and for creative development for future films. Research and development expenses decreased to $1.6 million for the three months ended June 30, 2001 from $1.8 million in the corresponding prior year period and decreased to $3.1 million for the six months ended June 30, 2001 from $3.2 million in the corresponding prior year period. During the first quarter of fiscal year 2000 we recorded a one-time adjustment of $523,000, which reduced our research and development expenses for the six months ended July 1, 2000, from $3.7 million to $3.2 million. This adjustment was due to an additional reimbursement from Disney under the terms of the Co-Production Agreement for certain research and development expenses incurred prior to fiscal year 2000. After allowing for this adjustment, the decreases in research and development expenses for the three and six months ended June 30, 2001 from the same period in 2000, were due to reductions in short film project costs as a result of the completion of For the Birds in the first half of fiscal year 2000, which was somewhat offset by our continued investment in proprietary technology and increased salaries and related overhead. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software segment. Sales and marketing expenses increased to $419,000 and $809,000, respectively, for the three and six months ended June 30, 2001, from $337,000 and $727,000, respectively, in the corresponding prior year periods. The increase is due to additional expenses associated with marketing in preparation for the upcoming Monsters, Inc. release, which was partially offset by a decrease in selling costs relating to our software. We believe that sales and marketing expenses will increase in future periods, particularly in the areas of public relations and corporate marketing.

     General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses decreased to $1.9 million for the three months ended June 30, 2001 from $2.0 million in the corresponding prior year period and increased to $3.9 million for the six months ended June 30, 2001 from $3.8 million in the corresponding prior year period. Overall general and administrative expenses increased by $100,000 for the six month period ended June 30, 2001 as a result of employee related costs and insurance, which was offset by reductions in public company costs which occurred in the second quarter. General and administrative expenses may increase in future periods.

  Other Income, Net

     Other income, net was $3.4 million and $6.7 million for the three and six months ended June 30, 2001, respectively, and $3.1 million and $5.9 million for the three and six months ended July 1, 2000, respectively, consisting primarily of interest income on short-term investments. The increase was primarily due to an increase in our average cash, cash equivalents and short-term investment balances through June 30, 2001, which was partially offset by decreases in our annualized rate of return due to falling interest rates during 2001.

  Income Taxes

     Income tax expense from continuing operations for the three and six months ended June 30, 2001 reflects our federal and state income tax expense of 37.1% versus 41.5% in the same period of the prior year. Our income tax rate is lower in 2001 due to the utilization of research and experimentation credits for federal and state tax purposes, as well as the utilization of certain other state credits and exemptions.

CAPITALIZED FILM PRODUCTION COSTS

     We had $75.5 million in capitalized film production costs as of June 30, 2001, consisting primarily of costs relating to Toy Story 2, A Bug's Life, Monsters, Inc., Finding Nemo, Film Six, and Film Seven, all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased $73.4 million to $276.2 million at June 30, 2001 from $202.8 million at December 30, 2000 due primarily to cash received from Disney for our share of film revenue, as well as proceeds from stock option exercises, software revenue and interest income, which was offset by film production spending and capital expenditures.

     Net cash provided by continuing operations for the six months ended June 30, 2001 was primarily attributable to net income of $17.0 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs totaling $8.5 million, the tax benefit from option exercises of $4.9 million, a decrease in receivables from Disney of $68.7 million and an increase in unearned revenue of $6.5 million, which were offset by decreases in income taxes payable and accrued liabilities totaling $15.0 million. Net cash used in investing activities primarily consisted of investments in short-term securities of $156.8 million, the purchase of property and equipment of $4.8 million and funding of film production costs of $22.9 million, which were offset by net proceeds from sales of short-term investments of $97.2 million. Net cash provided by financing activities consisted of proceeds from exercised stock options.

     As of June 30, 2001, our principal source of liquidity was $276.2 million in cash, cash equivalents and short-term investments. We believe that these funds will be sufficient to meet our operating requirements through the next twelve months.

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

     In 2001, our revenue and operating results will be largely dependent upon
(1) the timing and amount of worldwide television revenues from our three films,
(2) the timing and amount of related revenues from all home video releases of our three films and the Buzz Lightyear of Star Command direct-to-video, (3) the timing and amount of Monsters, Inc., Toy Story franchise, and A Bug's Life merchandise sales and ancillary royalties, (4) the timing of the theatrical release of Monsters, Inc. and the amount of related revenues, (5) the timing and amount of distribution costs incurred in all markets for Monsters, Inc., Toy Story 2, Toy Story, and A Bug's Life, (6) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (7) the timing and amount of non-film related revenues, such as licensing our software and interest income; and (8) the market price of our common stock and related volatility.

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

     Dependence on Toy Story franchise and A Bug's Life. In 2000, we recognized essentially all of Toy Story 2 worldwide theatrical revenues, as well as a substantial amount of anticipated related merchandise revenue. Toy Story 2 was released on home video domestically on October 17, 2000, and was released in various major international markets, including the U.K. and Japan, in November 2000. Consequently, a significant amount of expected lifetime worldwide home video revenues from Toy Story 2 has been recognized as of June 30, 2001. We also recognized a significant amount of expected revenues from the Buzz Lightyear of Star Command television series and related home video release as of June 30, 2001.

     A Bug's Life was released in November 1998, and we have recognized film revenues to date of $129.4 million resulting primarily from the domestic and foreign theatrical revenues from A Bug's Life, related domestic and foreign home video revenue, related merchandise licensing, and some television revenue, offset by Disney's marketing and distribution costs and its distribution fee. These revenues from A Bug's Life represent a significant amount of the revenues we expect to recognize over the lifetime of A Bug's Life.

     For the remainder of fiscal year 2001 our targeted earnings are dependent upon the Toy Story franchise and A Bug's Life. We expect sources of revenue to include revenues from potential worldwide television licensing and domestic Pay-Per-View revenues, any continuing home video sales of our three films, and any continuing merchandise revenues and ancillary royalties; however, there can be no assurance that such revenues will be sufficient to meet our targeted earnings for 2001.

     Dependence on Monsters, Inc. While we anticipate Monsters, Inc. will be released as targeted on November 2, 2001, we cannot guarantee Monsters, Inc. will be released at the scheduled time, and if it is released as scheduled, whether it will be a box office success. A portion of our anticipated revenues for fiscal year 2001, are based on the assumption that Monsters, Inc. will be released in November 2001, and that it will be a box office success. If Monsters, Inc. is not released as scheduled or is not a box office success with successful merchandise sales, it could adversely impact our targeted 2001 operating results.

  Forecasting revenue from our feature films is extremely difficult.

     It is difficult to forecast the amount and timing of our future revenues from Toy Story, A Bug's Life, Toy Story 2 and Monsters, Inc. for the remainder of fiscal year 2001. The amount of future revenues depends not only on customer acceptance of a film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category -- home video, merchandise and television collectively, being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. Disney's strategic distribution decisions also impact the amount of our future revenues. For example, in the first half of 1999, Disney reported general softness in its domestic home video sales and worldwide merchandise licensing as compared to levels associated with many of its previous blockbuster animated feature films. As a result, in 2000 Disney implemented a new strategy of releasing animated films on home video year round, and in special editions in both VHS and DVD formats. However, the relative success of this strategy is still not yet known. For this reason and all of the above reasons, in spite of Toy Story 2's remarkable box office success, it is difficult to predict how successful its lifetime home video sales will be, or how successful sales of other follow-on products will be for fiscal year 2001. Similarly, it is difficult to predict residual video sales for the remainder of 2001. It is also difficult to predict theatrical revenue and related merchandise revenue from the anticipated release of Monsters, Inc. in November 2001.

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

  Software revenue.

     Software revenue declined in the first half of fiscal year 2001 as compared to the first half of 2000. This decline may be indicative of future trends as we continue to reduce our emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan(R) licensing revenues; therefore, we expect that revenue from the licensing of RenderMan(R) will remain flat or possibly decline. However, to meet our fiscal 2001 diluted earnings per share target, our revenue estimates include revenues attributable to non-film related sources including software revenue. There can be no assurance that the timing and amount of such revenues will be sufficient to meet our targeted earnings.

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

  Our operating expenses fluctuate.

     Our operating expenses and effective tax rate continue to fluctuate. Operating expenses for the first half of fiscal year 2001 increased slightly in comparison to the first half of fiscal year 2000 and we expect to continue to increase our operating expenses to fund greater levels of research and development, to build to our goal of producing one feature film per year and to expand operations. Specifically, we expect our spending levels may increase significantly due to (1) continued investment in proprietary software systems,
(2) potential increased compensation costs as a result of possible competition for creative, technical and administrative talent, (3) increased costs associated with the expansion of our facilities, (4) number of personnel required to support studio growth and (5) increased investment in creative development. A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 2001. Finally, we expect our tax rate in 2001 to be lower than statutory rates due to the utilization of certain federal and state tax credits, as well as the realization of certain tax benefits. We realize tax benefits from the exercise of non-qualified employee stock options that reduce the amount of our tax payments and liabilities, but will not reduce our future effective tax rates.

     Forecasting our operating expenses is extremely difficult. Moreover, our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with

SOP 00-2, which we adopted in the first quarter of fiscal year 2001. A substantial portion of all of our other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the first half of fiscal year 2001 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and overhead.

     Film production budgets may increase, and film production spending may exceed such budgets. Given the (1) escalation in compensation rates of people required to work on the Current Projects, (2) number of personnel required to work on the Current Projects, and (3) equipment needs, the budget for the Current Projects and subsequent films and related products may continue to be greater than the budgets for Toy Story, A Bug's Life, and Toy Story 2. We will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, we believe that it is not uncommon for film production spending to exceed film production budgets, and the Current Projects may not be completed within the budgeted amounts. For example, to meet the production schedule of Toy Story 2, we reassigned employees from other projects, including Monsters, Inc., to complete Toy Story 2. This resulted in a larger production staff than originally anticipated and it increased production costs. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs are shared with Disney and treated as film costs, which increases overall production budgets and could have a material adverse effect on our results of operations and financial condition.

OUR SCHEDULED SUCCESSIVE RELEASES OF FEATURE FILMS WILL CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES.

     In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Monsters, Inc., which is targeted for release on November 2, 2001, and Finding Nemo, which is currently targeted for release in summer 2003. We also plan to have parallel creative teams for Film Six and Film Seven and further to work towards producing one feature film per year. We have only produced three prior feature films to date and have limited experience with respect to producing animated feature films in parallel. We have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled release of these two feature films. This period of rapid growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that Monsters, Inc. or Finding Nemo will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. For example, to meet the production schedule of A Bug's Life, we reassigned employees from other projects, including Toy Story 2, to A Bug's Life. Similarly, to meet the production schedule of Toy Story 2, we reassigned employees from other projects, including Monsters, Inc., to Toy Story 2. In addition, John Lasseter, who was previously providing creative oversight for Toy Story 2 in his role as Executive Vice President, Creative, assumed the role of Director of Toy Story 2 in order to expedite development and production of the film. Using the personnel of future films to meet the immediate deadlines of films nearing release, as we have for both A Bug's Life and Toy Story 2, is likely to have the long term impact of pushing out the targeted release dates of future films, substantially increasing film budgets, and adversely impacting our ability to generate creative concepts for subsequent films on a timely basis.

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

     All of our financial instruments are held for purposes other than trading and are considered "available for sale" per SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The table below provides information regarding our investment portfolio at June 30, 2001. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

                                                      LESS THAN     OVER
                                                       1 YEAR      1 YEAR      TOTAL
                                                      ---------    -------    --------
Available-for-sale securities.......................  $122,519     $76,772    $199,291
Weighted-average interest rate......................      5.24%       4.68%       5.02%

     Impact of Foreign Currency Rate Changes. While Disney and its affiliates distribute our products in foreign markets, we are not directly exposed to foreign currency rate fluctuations. However, we recognize revenues from foreign territories based on an average foreign currency exchange rate used by Disney for revenue reporting. This rate may differ from the actual exchange rate at the time cash is remitted to Disney and subsequently to us. Therefore, there may be some indirect foreign currency exchange rate exposure as managed by Disney.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        None

     (b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by Pixar during the quarter ended June 30, 2001.

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

Date: August 14, 2001