Form 10-Q
period 2001-09-29
PIXAR \CA\
filed 2001-11-13
CIK 1002114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001.




                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO           .

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

     The number of shares outstanding of the registrant's Common Stock as of November 2, 2001 was 48,646,821.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     PIXAR

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 29,   DECEMBER 30,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS
Cash and cash equivalents...................................    $ 40,027        $ 63,241
Short-term investments......................................     250,029         139,514
Trade receivables, net......................................         682           1,136
Receivable from Disney......................................       2,712          73,850
Other receivables...........................................       5,826           3,121
Prepaid expenses and other assets...........................       3,234           4,903
Deferred income taxes.......................................      24,805          25,915
Property and equipment, net.................................     112,421         110,891
Capitalized film production costs...........................      82,472          57,032
                                                                --------        --------
          Total assets......................................    $522,208        $479,603
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................    $    360        $  1,622
Income taxes payable........................................       4,130           9,650
Accrued liabilities.........................................      14,374          17,229
Unearned revenue............................................      21,946          15,382
                                                                --------        --------
          Total liabilities.................................      40,810          43,883
                                                                --------        --------
Shareholders' equity:
  Preferred stock; no par value; 5,000,000 shares authorized
     and no shares issued and outstanding...................          --              --
  Common stock; no par value; 100,000,000 shares authorized;
     48,406,796 and 47,633,372 shares issued and outstanding
     as of September 29, 2001 and December 30, 2000,
     respectively...........................................     313,825         293,209
  Accumulated other comprehensive income....................       2,127             249
  Retained earnings.........................................     165,446         142,262
                                                                --------        --------
          Total shareholders' equity........................     481,398         435,720
                                                                --------        --------
          Total liabilities and shareholders' equity........    $522,208        $479,603
                                                                ========        ========

                See accompanying notes to financial statements.

                                     PIXAR

                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    QUARTER ENDED                 NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
Revenue:
  Film and animation services.............     $ 9,836         $15,511         $38,643         $90,290
  Software................................       1,481           1,785           5,490           6,317
                                               -------         -------         -------         -------
          Total revenue...................      11,317          17,296          44,133          96,607
                                               -------         -------         -------         -------
Cost of revenue:
  Film and animation services.............       1,989           2,061           6,520          20,662
  Software................................         131             129             422             408
                                               -------         -------         -------         -------
          Total cost of revenue...........       2,120           2,190           6,942          21,070
                                               -------         -------         -------         -------
          Gross profit....................       9,197          15,106          37,191          75,537
                                               -------         -------         -------         -------
Operating expenses:
  Research and development................       1,840           1,404           4,948           4,579
  Sales and marketing.....................         541             390           1,350           1,117
  General and administrative..............       2,101           1,873           6,039           5,694
                                               -------         -------         -------         -------
          Total operating expenses........       4,482           3,667          12,337          11,390
                                               -------         -------         -------         -------
          Income from continuing
            operations....................       4,715          11,439          24,854          64,147
Other income, net.........................       5,093           3,579          11,760           9,474
                                               -------         -------         -------         -------
          Income from continuing
            operations before income
            taxes.........................       9,808          15,018          36,614          73,621
Income tax expense........................       3,643           6,232          13,602          30,553
                                               -------         -------         -------         -------
          Net income from continuing
            operations....................       6,165           8,786          23,012          43,068
Income from discontinued operations, net
  of taxes................................          --              35             172             161
                                               -------         -------         -------         -------
          Net income......................     $ 6,165         $ 8,821         $23,184         $43,229
                                               =======         =======         =======         =======
Basic net income per share from continuing
  operations..............................     $  0.13         $  0.19         $  0.48         $  0.91
Basic net income per share from
  discontinued operations.................          --              --              --            0.01
                                               -------         -------         -------         -------
Basic net income per share................     $  0.13         $  0.19         $  0.48         $  0.92
                                               =======         =======         =======         =======
Shares used in computing basic net income
  per share...............................      48,328          47,376          48,002          47,187
                                               =======         =======         =======         =======
Diluted net income per share from
  continuing operations...................     $  0.12         $  0.18         $  0.45         $  0.86
Diluted net income per share from
  discontinued operations.................          --              --              --            0.01
                                               -------         -------         -------         -------
Diluted net income per share..............     $  0.12         $  0.18         $  0.45         $  0.87
                                               =======         =======         =======         =======
Shares used in computing diluted net
  income per share........................      52,090          49,837          51,400          49,918
                                               =======         =======         =======         =======

                See accompanying notes to financial statements.

                                     PIXAR

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 29,   SEPTEMBER 30,
                                                                  2001            2000
                                                              -------------   -------------
Cash flows from operating activities:
  Net income................................................    $  23,184       $  43,229
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
     Discontinued operations................................         (172)           (161)
     Depreciation and amortization..........................        5,988           3,545
     Amortization of capitalized film production costs......        6,347          20,178
     Tax benefit from option exercises......................        5,835           5,537
     Deferred income tax....................................        1,110             218
     Changes in operating assets and liabilities:
       Receivables, net.....................................       (2,251)         12,356
       Due from Disney......................................       71,138          (2,555)
       Prepaid expenses and other assets....................        1,309            (863)
       Accounts payable.....................................       (1,262)          2,397
       Income taxes payable.................................       (5,520)        (16,757)
       Accrued liabilities..................................       (2,855)         (4,304)
       Unearned revenue.....................................        6,564          15,157
                                                                ---------       ---------
          Net cash provided by continuing operations........      109,415          77,977
          Net cash provided by discontinued operations......          172             161
                                                                ---------       ---------
          Net cash provided by operating activities.........      109,587          78,138
                                                                ---------       ---------
Cash flows from investing activities:
  Purchase of property and equipment........................       (7,179)        (41,100)
  Proceeds from sale of equipment...........................           --             399
  Proceeds from sale of short-term securities...............      156,595         281,789
  Investments in short-term securities......................     (265,232)       (276,928)
  Capitalized film production costs.........................      (31,766)        (19,044)
                                                                ---------       ---------
          Net cash used in investing activities.............     (147,582)        (54,884)
                                                                ---------       ---------
Cash flows from financing activities:
  Proceeds from exercised stock options.....................       14,781           5,267
                                                                ---------       ---------
          Net cash provided by financing activities.........       14,781           5,267
                                                                ---------       ---------
Net increase (decrease) in cash and cash equivalents........      (23,214)         28,521
Cash and cash equivalents at beginning of period............       63,241          31,170
                                                                ---------       ---------
Cash and cash equivalents at end of period..................    $  40,027       $  59,691
                                                                =========       =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes..............    $  13,800       $  41,886
                                                                =========       =========
Supplemental disclosure of non-cash investing and financing
  activities:
  Loss on equipment disposals capitalized as film production
     costs..................................................    $      21       $     396
                                                                =========       =========
  Unrealized gain on investments............................    $   1,878       $     308
                                                                =========       =========

                See accompanying notes to financial statements.

                                     PIXAR

                         NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 30, 2000 and for each of the years in the three-year period ended December 30, 2000, including notes thereto.

     The results of operations for the three and nine months ended September 29, 2001 are not necessarily indicative of the results expected for the current year or any other period.

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

(3) NET INCOME PER SHARE

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options and warrants. Of the outstanding options to purchase shares of common stock, for the three and nine month periods ended September 29, 2001, options to purchase approximately 345,000 shares and 545,000 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

     Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                              -------------------------------------------------
                                                   SEPTEMBER 29,             SEPTEMBER 30,
                                                       2001                      2000
                                              -----------------------   -----------------------
                                               NET                       NET
                                              INCOME   SHARES    EPS    INCOME   SHARES    EPS
                                              ------   ------   -----   ------   ------   -----
Basic net income per share..................  $6,165   48,328   $0.13   $8,821   47,376   $0.19
Effect of dilutive shares:
  Warrants/options..........................      --    3,762               --    2,461
                                              ------   ------           ------   ------
Diluted net income per share................  $6,165   52,090   $0.12   $8,821   49,837   $0.18
                                              ======   ======           ======   ======

                                     PIXAR

                                                             NINE MONTHS ENDED
                                            ---------------------------------------------------
                                                 SEPTEMBER 29,              SEPTEMBER 30,
                                                      2001                       2000
                                            ------------------------   ------------------------
                                              NET                        NET
                                            INCOME    SHARES    EPS    INCOME    SHARES    EPS
                                            -------   ------   -----   -------   ------   -----
Basic net income per share................  $23,184   48,002   $0.48   $43,229   47,187   $0.92
Effect of dilutive shares:
  Warrants/options........................       --    3,398                --    2,731
                                            -------   ------           -------   ------
Diluted net income per share..............  $23,184   51,400   $0.45   $43,229   49,918   $0.87
                                            =======   ======           =======   ======

(4) COMPREHENSIVE INCOME

     Other comprehensive income consists of unrealized holding gains or losses on the Company's short-term investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

                                                                     QUARTER ENDED
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
Net income.................................................     $6,165          $8,821
Unrealized holding gains on short-term investments.........      1,629             222
                                                                ------          ------
Comprehensive income.......................................     $7,794          $9,043
                                                                ======          ======

                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
Net income.................................................     $23,184         $43,229
Unrealized holding gains on short-term investments.........       1,878             308
                                                                -------         -------
Comprehensive income.......................................     $25,062         $43,537
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

  CO-PRODUCTION AGREEMENT

     In February 1997, Pixar and Disney entered into a new co-production agreement (the "Co-Production Agreement") which now governs all films made by the Company since Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five original computer-animated theatrical motion pictures (the "Pictures") for distribution by Disney. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney's marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar is responsible for the production of each Picture and Disney is responsible for the marketing, promotion, publicity, advertising and distribution of

                                     PIXAR
each Picture. The first original film produced under the Co-Production Agreement was A Bug's Life. Films in development or production at Pixar governed by this agreement include Monsters, Inc., Finding Nemo, the Company's sixth film "Film Six" and the Company's seventh film "Film Seven." A Bug's Life, Monsters, Inc., Finding Nemo, Film Six and Film Seven count toward the five original Pictures, whereas Toy Story 2, as a sequel, is a derivative work that will not count toward the Pictures. However, under the Co-Production Agreement, all provisions applicable to the Pictures also apply to derivative works such as Toy Story 2.

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

     The total film production costs and related amounts capitalized are as follows (in thousands):

                                                               SEPTEMBER 29,
                                                                   2001
                                                               -------------
RELEASED FILMS..............................................     $ 87,776
Cumulative amortization of film production costs............      (75,826)
                                                                 --------
          Total film production costs capitalized for
            released films..................................       11,950
FILMS IN PRODUCTION.........................................       58,476
FILMS IN DEVELOPMENT OR PREPRODUCTION.......................       12,046
                                                                 --------
          Total film production costs capitalized...........     $ 82,472
                                                                 ========

     Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the beginning of each respective fiscal year, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
Research and development...................................     $3,700          $3,660
General and administrative.................................      2,560           2,109
                                                                ------          ------
          Total............................................     $6,260          $5,769
                                                                ======          ======

     At September 29, 2001 and December 30, 2000, the receivable from Disney aggregated $2.7 million and $73.9 million, respectively, which consists of a receivable from Disney for film revenue, advances net of Disney's actual share of expenditures for all films, amounts due for animation services and miscellaneous reimbursements.

                                     PIXAR

     For released films, the Company expects to amortize, based on current estimates, approximately $3 million to $5 million in capitalized film production costs over the succeeding twelve-month period. This forecast does not include Monsters, Inc., which was released domestically on November 2, 2001. In addition, the Company has amortized more than 80% of each released film's original production costs as of September 29, 2001.

(6) SEGMENT REPORTING

     The Company adopted the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statement of income and the Company has no foreign operations. Therefore, the Company operates in a single operating segment.

     The Company's revenue segment information by film category follows (in thousands):

                                                                     QUARTER ENDED
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
Toy Story 2................................................     $7,287          $ 6,380
Library titles(1)..........................................      2,352            9,073
Animation services.........................................        197               58
                                                                ------          -------
                                                                $9,836          $15,511
                                                                ======          =======

                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
Toy Story 2................................................     $17,717         $73,621
Library titles(1)..........................................      20,716          15,797
Animation services.........................................         210             872
                                                                -------         -------
                                                                $38,643         $90,290
                                                                =======         =======

---------------

(1) Library titles include A Bug's Life and Toy Story.

(7) EMPLOYMENT AGREEMENT

     In March 2001, the Company entered into an employment agreement with John Lasseter, (the "Employment Agreement"), which has a term of 10 years. Mr. Lasseter is a two-time Academy Award(R)-winning director and animator. In addition to serving as head of all of the Company's creative projects, he directed Toy Story, the first feature-length computer animated film (for which he won a Special Achievement Academy Award(R)), A Bug's Life and Toy Story 2. He is currently in development on his fourth feature film for the Company. This Employment Agreement supercedes the Company's prior employment agreement with Mr. Lasseter, which was entered into in February 1997. Pursuant to the Employment Agreement, Mr. Lasseter received a signing bonus of $4,940,000. The Employment Agreement also provides for a current annual salary of $2,500,000 with 5% annual increases. In connection with the Employment Agreement, Mr. Lasseter was previously granted an option to purchase 1,000,000 shares of our common stock at the fair market value on the date of such grant. The option vests on an equal monthly basis over the ten-year term of

                                     PIXAR
the agreement, except for options that vest on the last month will vest on the penultimate month of this ten-year period.

(8) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which supersedes APB 17, "Intangible Assets". SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company does not expect the adoption of SFAS 142 to have a material impact on its financial position or results of operations.

     On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of determining the impact of this new accounting standard.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position or results of operations.

(9) SUBSEQUENT EVENT

     In conjunction with the signing of the Co-Production Agreement, Pixar issued to Disney two warrants, each exercisable for five years: one warrant to purchase 750,000 shares of Common Stock at an exercise price of $20.00 per share and another warrant to purchase 750,000 shares of Common Stock at an exercise price of $25.00 per share. On October 25, 2001, pursuant to the terms of the Common Stock Purchase Warrant Agreement, Disney fully exercised both warrants. In lieu of exercising the warrants for cash, Disney surrendered the warrants in exchange for 640,651 shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Risk Factors on pages 14 to 18. Particular attention should be paid to the cautionary language in Risk Factors "-- To meet our fiscal 2001 diluted earning per share target, we must receive sufficient revenues primarily from our feature films and, to a lesser extent, our non-film related sources," "-- Our operating results have fluctuated in the past and we expect such fluctuations to continue," and "-- Our scheduled successive releases of feature films will continue to place a significant strain on our resources," as well as those noted in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2000, as amended (the "Form 10-K"). Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     On November 2, 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. In 2000, we began production on our fifth animated feature film, Finding Nemo. We began concept development on our sixth animated feature film

"Film Six" and seventh animated feature film, "Film Seven," in 1999 and 2000, respectively. These films will be produced and distributed under the Co-Production Agreement and will count as the third, fourth, and fifth films of the five original films to be produced under the Co-Production Agreement. We expect to release Finding Nemo in summer 2003 at the earliest. Film Six and Film Seven are currently targeted for release no earlier than 2004 and 2005, respectively.

  TARGET EARNINGS PER SHARE FOR FISCAL YEAR 2001

     We are targeting diluted earnings per share of about $.60 for fiscal year 2001. This estimate is primarily based on the results from the first nine months of the fiscal year and our current expectations regarding the following: (1) initial theatrical and merchandise revenues from Monsters, Inc., released domestically on November 2, 2001; and (2) licensing of international television rights, continuing home video and merchandise revenue from Toy Story, A Bug's Life and Toy Story 2.

     These statements regarding our targeted earnings are forward-looking, and actual results may differ materially. Factors that could cause actual fiscal year 2001 results to differ include but are not limited to: (1) the timing and amount of revenues from the worldwide theatrical release of Monsters, Inc.; (2) the timing and amount of related revenues from all home video releases of our films and the Buzz Lightyear of Star Command direct-to-video; (3) the timing and amount of Monsters, Inc., Toy Story franchise, and A Bug's Life merchandise sales and ancillary royalties; (4) the timing and amount of worldwide television revenues from our films; (5) the timing and amount of distribution costs incurred in all markets for our films; (6) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits; (7) the timing and amount of non-film related revenues and expenses, such as software licensing, interest income and effective income tax rate; (8) the market price of our common stock and related volatility; (9) political and economic events beyond our control; and (10) the competitive environment entering the holiday season. See "Risk Factors" set forth below for a more detailed discussion of factors that could cause actual results to differ.

RESULTS OF OPERATIONS

  REVENUE

     Total revenue for the three and nine months ended September 29, 2001 were $11.3 million and $44.1 million, respectively, compared to $17.3 million and $96.6 million in the corresponding periods of the prior year.

     Film and animation services revenue for the three months ended September 29, 2001 were $9.8 million compared with $15.5 million in the corresponding prior year period. Film revenue for the three months ended September 29, 2001 included domestic network television licensing of Toy Story and Toy Story 2, merchandise sales, derivative works and ancillary royalties. These revenues were partially offset by additional expenses associated with home video sales. Film revenue for the three months ended September 30, 2000 were comprised of continued merchandise sales, home video sales, derivative works and international television licensing of A Bug's Life and the Toy Story franchise, as well as royalties from the direct to video release of Buzz Lightyear of Star Command.

     Film and animation services revenue for the nine months ended September 29, 2001 were $38.6 million compared to $90.3 million in the corresponding prior year period. The decrease in the current nine-month period from the corresponding prior year period was largely due to the timing and success of Toy Story 2's theatrical performance in the first quarter of 2000.

     Software revenue includes software license revenue, principally from RenderMan(R), and royalty revenue from licensing Physical Effects, Inc. (PEI) technology to a third party. Software revenue decreased to $1.5 million for the three months ended September 29, 2001 compared to $1.8 million in the corresponding period of the prior year and decreased to $5.5 million for the nine months ended September 29, 2001 from $6.3 million in the corresponding prior year period. The overall decrease in revenue for the nine month period ended September 29, 2001 resulted primarily from decreases in RenderMan(R) software licensing during the period and to a lesser extent, from a decrease in royalty revenue from licensing PEI technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate significantly higher RenderMan(R) sales. Therefore, we expect ongoing variability in revenues derived from software licenses and that such revenue will remain flat or possibly decline, as seen for the nine month period ended September 29, 2001.

     For the three and nine months ended September 29, 2001, Disney accounted for 87% and 88%, respectively, of our total revenue compared to 92% and 94%, respectively, for the corresponding periods of the prior year. The revenue from Disney consisted primarily of film related revenue and to a lesser extent some animation services revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2001 and for the foreseeable future. As of September 29, 2001, amounts related to Disney include unearned revenue from Disney, which represents 95% of unearned revenue on the balance sheet.

  COST OF REVENUE

     Cost of film and animation services revenue for the three and nine months ended September 29, 2001 was $2.0 million and $6.5 million, respectively, compared to $2.1 million and $20.7 million, respectively, in the corresponding prior year periods. Cost of film revenue represents amortization of capitalized film production costs. See "Capitalized Film Production Costs." For the three and nine months ended September 29, 2001, cost of film and animation services revenue represents amortization of capitalized film production costs associated with Toy Story 2 and A Bug's Life, and represents 20% and 17%, respectively, of total film revenue as compared to 13% and 23%, respectively, for the corresponding prior year periods. The increase in cost of revenue as a percent of revenue for the three month period ended September 29, 2001 as compared to the prior year period, is primarily attributable to the mix of film revenue from quarter to quarter as the gross profit margin varies by film. For example, Toy Story and A Bug's Life have lower amortized costs as a percentage of revenue relative to Toy Story 2. Toy Story revenue has no related cost, as film costs were fully amortized by December 31, 1997. Since the majority of revenues for the quarter ended September 29, 2001 related to Toy Story 2, the cost of revenue percentage was higher. Cost of revenue as a percent of revenue decreased for the nine months ended September 29, 2001 as compared to the prior year period, as the prior year period experienced a higher mix of Toy Story 2 revenue resulting in an increase in cost of film revenue.

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, as well as amortization of purchased technology. Cost of software revenue as a percentage of the related revenue was 9% and 8% for the three and nine months ended September 29, 2001, respectively, compared to 7% and 6%, respectively, for the three and nine month corresponding prior year periods. Cost of software revenue for the three and nine months ended September 29, 2001 and September 30, 2000, relates primarily to amortization of purchased technology associated with the acquisition of PEI of $120,000 and $360,000, respectively, in both years. We are amortizing this purchased technology against related license revenue over a period not to exceed four years.

  OPERATING EXPENSES

     Total operating expenses were $4.5 million and $12.3 million for the three and nine months ended September 29, 2001, respectively, compared to $3.7 million and $11.4 million in the corresponding prior year periods. We anticipate an increase in operating expenses in future periods impacting a number of areas. We expect future operating expenses to reflect the growth of the studio as we ramp up toward our goal of producing one feature film per year. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

     Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan(R) software and for our proprietary Marionette and Ringmaster animation and production management software and for creative development for future films. Research and development expenses increased to $1.8 million and $4.9 million, respectively, for the three and nine months ended September 29, 2001 from $1.4 million and $4.6 million, respectively, in the corresponding prior year periods. During the first quarter of fiscal year 2000 we recorded a one-time adjustment of $523,000, which reduced our research and development expenses for the nine months ended September 30, 2000, from $5.1 million to $4.6 million. This adjustment was due to an additional reimbursement from Disney under the terms of the Co-Production Agreement for certain research and development expenses incurred prior to fiscal year 2000. After allowing for this adjustment, the decrease in research and development expenses for the nine months ended September 29, 2001 from the same period in 2000, was due to reduced short film project costs in the current period. The increase for the three months ended September 29, 2001 from the same period in the prior year, was primarily due to increases in employee related expenses associated with additional staffing. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software segment. Sales and marketing expenses increased to $541,000 and $1.3 million, respectively, for the three and nine months ended September 29, 2001, from $390,000 and $1.1 million, respectively, in the corresponding prior year periods. The increase is primarily due to additional expenses associated with the corporate marketing and creative resources departments in preparation for the release of our new film, Monsters, Inc. We believe that sales and marketing expenses will increase in future periods, particularly in the areas of public relations and corporate marketing.

     General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $2.1 million and $6.0 million, respectively, for the three and nine months ended September 29, 2001 from $1.9 million and $5.7 million, respectively, in the corresponding prior year periods. The increase is a result of employee related costs and insurance, which was offset by reductions in public company costs. General and administrative expenses may increase in future periods.

  OTHER INCOME, NET

     Other income, net was $5.1 million and $11.8 million, respectively, for the three and nine months ended September 29, 2001 and $3.6 million and $9.5 million, respectively, in the corresponding prior year periods. Other income for the quarter ended September 29, 2001 includes interest income and a one time, non-recurring settlement of approximately $2 million not derived from our ordinary course of business. The increase relates primarily to this settlement, but was partially offset by decreases in interest income due to falling interest rates during 2001.

  INCOME TAXES

     Income tax expense from continuing operations for the three and nine months ended September 29, 2001 reflects our federal and state income tax expense of 37.1% versus 41.5% in the same period of the prior year. Our income tax rate is lower in 2001 due to the utilization of research and experimentation credits for federal and state tax purposes, as well as the utilization of certain other state credits and exemptions.

CAPITALIZED FILM PRODUCTION COSTS

     We had $82.5 million in capitalized film production costs as of September 29, 2001, consisting primarily of costs relating to Toy Story 2, A Bug's Life, Monsters, Inc., Finding Nemo, Film Six, and Film Seven, all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased $87.3 million to $290.1 million at September 29, 2001 from $202.8 million at December 30, 2000 due primarily to cash received from Disney for our share of film revenue, as well as proceeds from stock option exercises, software revenue and interest income, which was offset by film production spending and capital expenditures.

     Net cash provided by continuing operations for the nine months ended September 29, 2001 was primarily attributable to net income of $23.2 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs totaling $12.3 million, the tax benefit from option exercises of $5.8 million, a decrease in receivables from Disney of $71.1 million and an increase in unearned revenue of $6.6 million, which were offset by decreases in income taxes payable and accrued liabilities totaling $8.4 million. Net cash used in investing activities primarily consisted of investments in short-term securities of $265.2 million, the purchase of property and equipment of $7.2 million and funding of film production costs of $31.8 million, which were offset by net proceeds from sales of short-term investments of $156.6 million. Net cash provided by financing activities consisted of proceeds from exercised stock options.

     As of September 29, 2001, our principal source of liquidity was $290.1 million in cash, cash equivalents and short-term investments. We believe that these funds will be sufficient to meet our operating requirements through the next twelve months.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which supersedes APB 17, "Intangible Assets". SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. We do not expect the adoption of SFAS 142 to have a material impact on our financial position or results of operations

     On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of determining the impact of this new accounting standard.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

RISK FACTORS

     The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. In addition, please refer to the section entitled "Risk Factors" in our Form 10-K, as amended, for additional factors that may impact our business, operating results and/or financial condition in the future. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

  TO MEET OUR FISCAL 2001 DILUTED EARNINGS PER SHARE TARGET, WE MUST RECEIVE SUFFICIENT REVENUES PRIMARILY FROM OUR FEATURE FILMS AND, TO A LESSER EXTENT, OUR NON-FILM RELATED SOURCES.

     In 2001, our revenue and operating results will be largely dependent upon
(1) the timing and amount of revenues from the worldwide theatrical release of Monsters, Inc.; (2) the timing and amount of related revenues from all home video releases of our films and the Buzz Lightyear of Star Command direct-to-video; (3) the timing and amount of Monsters, Inc., Toy Story franchise, and A Bug's Life merchandise sales and ancillary royalties; (4) the timing and amount of worldwide television revenues from our films; (5) the timing and amount of distribution costs incurred in all markets for our films;
(6) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits; (7) the timing and amount of non-film related revenues and expenses, such as software licensing, interest income and effective income tax rate; (8) the market price of our common stock and related volatility; (9) political and economic events beyond our control; and (10) the competitive environment entering the holiday season. See "Risk Factors" set forth below for a more detailed discussion of factors that could cause actual results to differ.

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

     For our business to be successful, our films must achieve box office success. While we have been successful in the release of our first three feature films, this level of success is unusual in the motion picture industry. Although the domestic opening box office results for Monsters, Inc. are very positive, continued uncertainty regarding such factors as the competitive environment entering the holidays as well as general political and economic conditions could impact the ultimate success of the film. In addition, our future releases may not achieve similar results. Beyond 2001, we will be dependent on the future success of Monsters, Inc., Finding Nemo, Film Six, and Film Seven (Film Six and Film Seven are together referred to as the "Current Projects"). Unless Monsters, Inc., Finding Nemo, and our Current Projects achieve box office success and also achieve success in home video and merchandise sales, they may not generate significant revenue and operating results for us in future years.

     A portion of our anticipated revenues for fiscal year 2001 is based on the assumption that Monsters, Inc. will be a box office success. Therefore, if Monsters, Inc. does not generate sufficient box office receipts or merchandise sales to be deemed successful, it could adversely impact our targeted 2001 operating results. To date, we have recognized a significant amount of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug's Life resulting primarily from domestic and foreign theatrical revenues, related domestic and foreign home video revenue, merchandise licensing, and television revenue, offset by Disney's marketing and distribution costs and its distribution fee. Although our forecast assumes some continued revenues from these titles, there can be no assurance these revenues will be achieved, and this may adversely impact our targeted earnings.

  Forecasting revenue from our feature films is extremely difficult.

     It is difficult to forecast the amount and timing of our future revenues from Toy Story, A Bug's Life, Toy Story 2 and Monsters, Inc. for the remainder of fiscal year 2001. The amount of future revenues depends not only on customer acceptance of a film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category -- home video, merchandise and television collectively, being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. It is also difficult to predict theatrical revenue and related merchandise revenue from the release of Monsters, Inc. on November 2, 2001. While Monsters, Inc. experienced a very successful opening weekend at the domestic box office, it is difficult to predict the ultimate domestic and foreign theatrical revenues to be realized as well as related home video, merchandising and ancillary revenue streams. In particular, it is difficult to predict how the potential audience for Monsters, Inc. may be affected by the terrorist attacks against the United States on September 11, 2001, the heightened security measures and military action in response to such attacks, and the possibility of further acts of terrorism in the United States and elsewhere.

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

  Software revenue.

     Software revenue declined in the first nine months of fiscal year 2001 as compared to the first nine months of 2000. This decline may be indicative of future trends as we continue to reduce our emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan(R) licensing revenues; therefore, we expect that revenue from the licensing of RenderMan(R) will remain flat or possibly decline. However, to meet our fiscal 2001 diluted earnings per share target, our revenue estimates include revenues attributable to non-film related sources including software revenue. There can be no assurance that the timing and amount of such revenues will be sufficient to meet our targeted earnings.

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

     - general political and economic conditions, and

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

  Our operating expenses fluctuate.

     Our operating expenses and effective tax rate continue to fluctuate. Operating expenses for the nine months ended September 29, 2001 increased in comparison to the first nine months of fiscal year 2000 and we expect to continue to increase our operating expenses to fund greater levels of research and development, to build to our goal of producing one feature film per year and to expand operations. Although we have experienced some recent leveling off on the competition of personnel, our spending levels may still increase significantly due to (1) continued investment in proprietary software systems,
(2) potential increased compensation costs as a result of possible competition for creative, technical and administrative talent, (3) increased costs associated with the expansion of our facilities, (4) number of personnel required to support studio growth and (5) increased investment in creative development. A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 2001. Finally, we expect our tax rate in 2001 to be lower than statutory rates due to the utilization of certain federal and state tax credits, as well as the realization of certain tax benefits. We realize tax benefits from the exercise of non-qualified employee stock options that reduce the amount of our tax payments and liabilities, but will not reduce our future effective tax rates. We expect our tax rate in the future to be at or near statutory levels.

     Forecasting our operating expenses is extremely difficult. Moreover, our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SOP 00-2, which we adopted in the first quarter of fiscal year 2001. A substantial portion of all of our other costs are incurred for the benefit of feature films ("Overhead"), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the first nine months of fiscal year 2001 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and overhead.

     Film production budgets may increase, and film production spending may exceed such budgets. In spite of recent economic events which have reduced competition for certain personnel, future film budgets may still increase due to
(1) escalation in compensation rates of people required to work on the Current Projects, (2) number of personnel required to work on the Current Projects, and
(3) equipment needs. Therefore, the budget for the Current Projects and subsequent films and related products may continue to be greater than the budgets for Toy Story, A Bug's Life, and Toy Story 2. We will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, we believe that it is not uncommon for film production spending to exceed film production budgets, and the Current Projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs are shared with Disney and treated as film costs, which increases overall production budgets and could have a material adverse effect on our results of operations and financial condition.

  OUR SCHEDULED SUCCESSIVE RELEASES OF FEATURE FILMS WILL CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR RESOURCES.

     In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Finding Nemo, which is currently targeted for release in summer 2003, Film Six and Film Seven as well as future projects as we move towards producing one feature film per year. We have only produced four prior feature films to date and have limited experience with respect to producing animated feature films in parallel. We have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled release of our feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that Finding Nemo will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

     In addition, John Lasseter's availability has been a key ingredient in the successful completion of our prior films. As the Company moves towards achieving one film a year, there will be additional demands placed on his availability. A lack of his availability may adversely impact the success of our films.

     If we are able to release Finding Nemo in 2003, we cannot provide any assurances that we will release our next film in 2004. Due to the strain on our personnel from the effort required for the release of Finding Nemo and the time required for creative development of a new film, it is possible that we would be unable to release a successive new film in 2004. It is too early to determine the rate at which any future films are to be released, and we cannot provide any assurances that we will release a film in each successive year or in any particular year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Investment Portfolio. We invest in a variety of investment grade, interest-bearing securities, including fixed rate obligations of corporations and national governmental entities and agencies. This diversification of risk is consistent with our policy to ensure safety of our principal and maintain liquidity. We only invest in securities with a maturity of 24 months or less, with only government obligations exceeding 12 months. Our investments are primarily fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

     All of our financial instruments are held for purposes other than trading and are considered "available for sale" per SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The table below provides information regarding our investment portfolio at September 29, 2001. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

                                                        LESS THAN     OVER
                                                         1 YEAR      1 YEAR     TOTAL
                                                        ---------   --------   --------
Available-for-sale securities.........................   $98,649    $151,380   $250,029
Weighted-average interest rate........................      4.92%       4.08%      4.41%

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

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following proposals were submitted to shareholders at our Annual Meeting of Shareholders held September 14, 2001. Each of these proposals was approved by a majority of the shares present at the meeting.

          1. To re-elect eight directors to serve for the ensuing year or until their successors are duly elected and qualified.

                                                            SHARES FOR   SHARES WITHHELD
                                                            ----------   ---------------
Steve Jobs................................................  44,107,170        802,109
Edwin E. Catmull..........................................  44,092,526        816,753
Jill E. Barad.............................................  44,663,068        246,211
Skip M. Brittenham........................................  44,089,093        820,186
Joseph A. Graziano........................................  44,710,692        198,587
Lawrence B. Levy..........................................  44,711,344        197,935
Joe Roth..................................................  44,698,424        210,855
Larry W. Sonsini..........................................  43,440,477      1,468,802

          2. To approve an amendment to our 1995 Stock Plan to increase the number of shares reserved for issuance thereunder by 750,000 shares. Results of the voting included 42,286,868 shares for, 2,594,579 shares against and 27,832 shares abstained.

          3. To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 29, 2001. Results of the voting included 44,866,352 shares for, 27,357 shares against and 15,570 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by Pixar during the quarter ended September 29, 2001.

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

Date: November 13, 2001