Form 10-K405
period 2001-12-29
PIXAR \CA\
filed 2002-03-29
CIK 1002114

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

Commission File Number 0-26976

Pixar

(Exact name of registrant as specified in its charter)

California	68-0086179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Park Avenue, Emeryville, California 94608

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (510) 752-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of March 4, 2002, there were 49,499,873 shares of the Registrant’s Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 4, 2002) was approximately $671,625,614. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films and our operating expenses. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 15 through 29. Particular attention should be paid to the cautionary language in Risk Factors “— To meet our fiscal 2002 diluted earning per share target we are dependent on our feature films and the accuracy of our forecasts,” “— Our operating results have fluctuated in the past and we expect such fluctuations to continue,” “— Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” and “— The Co-Production Agreement imposes several risks and restrictions on us.” Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.     Business

General

      Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. We are a leading digital animation studio with the creative, technical and production capabilities to create a new generation of animated feature films and related products. Our objective is to create, develop and produce computer-animated feature films with a new three-dimensional appearance, heartwarming stories and memorable characters that appeal to audiences of all ages. Through the creation of entertaining, enduring and successful films, we seek to become a leading brand in animated feature films. To date, we have created and produced four full-length animated feature films, Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc., which were marketed and distributed by The Walt Disney Company (along with its subsidiaries hereinafter referred to as “Disney”). Toy Story was released in 1995 and generated over $191 million in domestic box office revenue. Our second animated feature film, A Bug’s Life, was released in 1998 and generated over $162 million in domestic box office revenue. Our third film, Toy Story 2, was released in 1999 and generated over $245 million in domestic box office revenue. Our fourth and latest animated feature film, Monsters, Inc., was released in November 2001 and to date has generated over $252 million in domestic box office revenue, making it the third highest domestic grossing animated feature film of all time.

      In 1997, we extended our existing relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, we agreed to produce, on an exclusive basis, five original computer-animated feature films (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance and co-brand the films and share equally in the profits of each film and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs and fees. The first two original films produced under the Co-Production Agreement were A Bug’s Life and Monsters, Inc., and we will produce three additional original animated feature films under this agreement, including Finding Nemo, Film Six and Film Seven. As a sequel, Toy Story 2 did not count toward the five original films; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the five original films. See “— Relationship with Disney — Co-Production Agreement.”

Business Model and Products

      Our goal is to become a leading brand in family entertainment through the development and production of high quality animated films and related products, such as video products, toys, interactive games, and other merchandise. To achieve this goal, we entered into the Co-Production Agreement with Disney. This agreement allows us to focus on the production and creative development of the films while utilizing Disney’s marketing expertise and substantial distribution infrastructure to market and distribute our co-branded feature films and related products.

      Animated Feature Films. Our first animated feature film, Toy Story, was released in November 1995. In November 1998, we released A Bug’s Life, our second animated feature film with Disney. A Bug’s Life was the first of five original films (the “Pictures”) to be developed and distributed under our Co-Production Agreement with Disney. In November 1999, we released Toy Story 2, our third animated feature film produced for distribution by Disney. While not counting as one of the five original Pictures, Toy Story 2 is subject to the same terms as the five Pictures developed and produced under the Co-Production Agreement. In November 2001, we released Monsters, Inc., our second original animated feature film under the Co-Production Agreement.

      We intend to continue to develop computer-animated feature films for the family entertainment market. We are currently in various stages of production on three feature films, Finding Nemo, Film Six, and Film Seven. These films will be produced and distributed under the Co-Production Agreement and will count as the remaining three films of the original five films to be produced under the Co-Production Agreement. We expect to release Finding Nemo in summer 2003, at the earliest. Brad Bird, who previously directed and wrote the screenplay of the critically acclaimed animated feature The Iron Giant, is currently working on Film Six, which is currently targeted for release in 2004. John Lasseter, the Director of Toy Story, A Bug’s Life, and Toy Story 2, and Executive Producer for Monsters, Inc., is currently working on Film Seven, which is currently targeted for release in 2005. See “Risk Factors — Our scheduled successive releases of feature films will continue to place a significant strain on our resources.”

      Home Videos. Following their theatrical release, Toy Story, A Bug’s Life, and Toy Story 2 were released on home video. Disney initially released Toy Story on home video, in the VHS format, in October 1996. In April 1999, A Bug’s Life was released on home video in VHS and DVD formats. In 2000, Disney implemented a new home video strategy whereby many of the animated titles distributed by the studio will be available on a year-round basis. Pursuant to this strategy, the VHS format of Toy Story was re-released domestically in January 2000 as part of Disney’s Home Video “Gold Collection.” Similarly, both VHS and DVD formats of A Bug’s Life were re-released domestically as part of the “Gold Collection” in August 2000.

      In October 2000, Disney released Toy Story 2 in VHS and DVD formats. The Toy Story 2 DVD release occurred simultaneously with the Toy Story DVD release as both films were packaged into a 2-disc pack and a 3-disk Collector’s Edition, which includes a third disk with additional behind-the-scenes footage. We plan to release Monsters, Inc. on home video in both VHS and a 2-Disc Special Edition DVD in September 2002. Both versions will include the Academy Award® winning Pixar short film For the Birds, as well as an all new animated short, “Mike’s New Car.” Distribution of home video versions of the animated feature films developed and produced under the Co-Production Agreement are governed by the Co-Production Agreement.

      Television. The television market for our feature films generally follow the theatrical and home video release. Toy Story aired on ABC in 1997 to kick off ABC’s Wonderful World of Disney. It also aired on The Disney Channel for several months following its television debut on ABC. In October 2000, A Bug’s Life became the first major animated title distributed by Disney to air on Pay-Per-View. Similarly, Toy Story 2 began its Pay-Per-View window in March 2001. We also broke new ground in 2001 in the television market, with the licensing of Toy Story, A Bug’s Life and Toy Story 2 in the domestic network market, and in the international broadcast and premium television markets. Distribution of television rights for the animated feature films developed and produced under the Co-Production Agreement are governed by the Co-Production Agreement.

      Merchandise and Interactive Games. We believe the characters, story, and music created in our animated feature films provide significant revenue generation opportunities through various consumer products such as toys and interactive games. Distribution of consumer products and licensing of merchandising and music rights based on the animated feature films developed and produced under the Co-Production Agreement are governed by the Co-Production Agreement.

      Short Films. In addition to feature films, we have developed a number of short films since our inception, and plan to continue to invest in developing new short films. Although short films have limited commercial opportunities, we believe it is an important investment for the development of creative talent and computer animation technology. For example, in 1997, we created and produced a short film titled, Geri’s Game. Geri’s Game enabled us to further our technology in computer-generated skin and cloth. This technological advancement was applied to Toy Story 2, and will be applied to subsequent films. In 2000, we created and produced a short film titled, For the Birds, which enabled us to further our technology in computer generated fur and feathers. This technological advancement was applied to Monsters, Inc. and will be applied to subsequent films.

      Furthermore, such short films provide opportunities for valuable publicity and critical acclaim to heighten the visibility of the Pixar brand and to enhance our standing and reputation in the creative community, which allows us to attract the best talent. For example, Geri’s Game won an Academy Award® for Best Animated Short Film in 1998. In addition, Geri’s Game was released theatrically worldwide as the preceding short film to A Bug’s Life. Similarly, Luxo Jr., our first ever short film produced in 1986 and an Academy Award® nominee for Best Animated Short Film, was the preceding short film to Toy Story 2 during its theatrical release. Finally, For the Birds, our latest short film, which was shown preceding Monsters, Inc. during its worldwide theatrical release, won an Academy Award® for Best Animated Short Film in 2001.

      RenderMan®. We have been selling our RenderMan® software for nearly fourteen years. In March 2001, our President Ed Catmull, along with two other Pixar employees, Loren Carpenter, Senior Scientist and Rob Cook, Vice President of Software Engineering, were honored by the Academy of Motion Picture Arts & Sciences, with an Oscar® “for significant advancements to the field of motion picture rendering as exemplified in Pixar’s RenderMan®.” RenderMan® has helped visual effects studios create visual effects such as creatures appearing in Star Wars Episode 1: The Phantom Menace, certain dinosaurs in Jurassic Park, the metal cyborg in Terminator 2 and the horde of horsemen charging over the hill in Mulan. In addition, RenderMan® has been used to create other critically acclaimed box office hits such as Titanic, The Matrix, Perfect Storm, Gladiator, Pearl Harbor, Moulin Rouge, Lord of the Rings: The Fellowship of the Ring, and Harry Potter & the Sorcerer’s Stone.

      RenderMan® runs on Unix-based workstations from Sun Microsystems, Inc. (“Sun”), Digital Equipment Corp. (“DEC”), Silicon Graphics, Inc. (“SGI”) and on personal computers (“PC’s”) under Linux and Windows NT. Examples of RenderMan® customers include movie and special effects studios such as Disney, Lucasfilm Ltd. through its affiliate Industrial Light and Magic (“ILM”), Sony Pictures Imageworks, Dreamworks SKG and Tippett Studios. RenderMan® is also used in television broadcasting. Customers also include government agencies and universities around the world. See “— Technology — RenderMan®” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Animation Services. We produce short animation projects, primarily derived from our films, such as the Tree of Life which is currently on display at the Animal Kingdom in Disney World, the vignettes of A Bug’s Life and Toy Story 2 for Disney’s new California Adventure theme park, and the animation for the advertising of McDonald’s Happy Meals which were tied in to the promotion of A Bug’s Life, Toy Story 2 and Monsters, Inc. Moreover, we believe that there may continue to be other opportunities to produce short animation projects for Disney in connection with work performed under the Co-Production Agreement, and these animation projects help develop awareness of the characters in our films and help Disney promote the films. In the past, we produced animated or partially animated television commercials, including commercials for products such as Coca-Cola, Listerine and Gummi-Savers (a LifeSavers product). In 1996, we largely discontinued our business of producing commercials in favor of other opportunities.

Computer Animation Process

      The development and production of animated feature films is extremely complex and time consuming due to the very large number of frames and intricate detail of each frame. At 24 frames per second, a 92-minute animated feature film such as Monsters, Inc. requires approximately 133,000 individual frames. Animation for feature films has traditionally been created through hand-drawn cels, requiring hundreds of people working for two to three years. Although computers have been used to assist in some elements of cel animation during the past several years, most frames are still hand-drawn.

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

Creative Development

      [Story Concept     Treatment     Outline     Screen Play]

      Creative development is an iterative process in which the story and its characters are created and developed. The first step in creative development involves the development of a story concept, which often takes the form of a story summary or outline known as a “treatment.” After numerous iterations and research into the story and characters, a first draft of a screenplay is written.

Pre-Production

      [Story Board     Story Reel Editing     Voice Recording]

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

Production

[Modeling     Layout     Animation     Shading and Lighting     Rendering     Film Recording]

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

      In the animation stage, the digitized models are animated, or “brought to life,” in three dimensions to create a motion sequence. The next step in completing a scene requires attaching, to each object and model, a description of its surface characteristics. These “shaders” describe the pattern, texture, finish and color for every object in the scene. Next, lighting is added by placing digital lights into the scene. In the rendering phase, the renderer takes the modeling, layout, animation, shading and lighting data and, for each frame in the sequence, computes a three-dimensional image of what the scene looks like at that point in time from the point of view of the camera. The final rendering of a single frame takes an average of one to four hours, but a small percentage of more complex frames can take much longer, between 20 and 40 hours each or more. The final rendered digital image is then sent to our PixarVisionTM laser recorders to be printed onto film. While film is the primary means of distributing motion pictures to theaters, digital electronic projectors have recently achieved the brightness and high resolution necessary to project movies on theater screens without the use of film. As our films are produced digitally, they are uniquely suited to this method of presentation. Toy Story 2 was shown digitally in twelve theaters worldwide, making it the first completely computer-animated feature film to be shown digitally. To date, Monsters, Inc. has been shown digitally in thirty seven theaters worldwide.

Post-Production

Sound Effects Design     Print Musical Score     Sound Mixing     Color Correction     Delivery of Print

      The post-production stage consists of two parallel processes: the picture process and the sound process. In the picture process, images are put on film, the film is sent to a laboratory for color correction and final prints are made. If the film is shown digitally, as was the case in a small number of theaters with Toy Story 2 and Monsters, Inc., we transfer the original rendered data for each frame onto a digital image compression device which is then used to project the movie electronically. In the sound process, the sound effects and musical score are added and the final sound is mixed. Our post-production is simpler than post-production in a live-action film, which requires more significant editing. In most live-action films, many hours of film are shot, and the film is then significantly edited and re-edited in the post-production stage to create a feature film. We, like other animation studios, edit the film throughout the entire creative development and production process. Thus post-production involves only final editing.

Creative Group

      Our creative and technical personnel have collaborated since 1986 to produce three-dimensional computer-animated films. The principal objective of our creative group is to create heartwarming stories with memorable characters, utilizing the medium of computer animation. The members of our creative and technical teams have been nominated for and received a number of awards. In 1986, the short animated film Luxo Jr. earned an Academy Award® nomination for Best Animated Short Film. In 1988, another of our short films, Tin Toy, became the first computer-animated film to win the Academy Award® for Best Animated Short Film. In 1998, our animated short film, Geri’s Game®, also won an Academy Award® for Best Short Animated Film. In 2000, Toy Story 2 won a Golden Globe Award for Best Picture, Musical or Comedy. In 2002, Monsters, Inc. was nominated for four Academy Awards® including Best Animated Feature Film, Best Song, Best Original Song and Best Sound Editing and won an Academy Award® for Best Original Song. In addition, in 2002, our latest short film, For the Birds, won an Academy Award® for Best Animated Short Film.

      The creative team at Pixar is under the direction of John Lasseter, an Academy Award®-winning director and animator, the Director of Toy Story, A Bug’s Life, and Toy Story 2 and Executive Producer for Monsters, Inc. In March 1996, Mr. Lasseter received a Special Achievement Oscar® from the Academy of Motion Picture Arts and Sciences for the development and application of techniques that made possible the first feature-length computer-animated film, Toy Story. In addition, during 2000, we added acclaimed animation director Brad Bird to our creative development group. Brad Bird previously directed and wrote the screenplay of the critically acclaimed animated feature The Iron Giant.

      We have built an entire creative team consisting of highly skilled story artists, animators and other artists highly skilled in the art of animation, especially computer-animation. Our story department is responsible for a project’s concept, treatment, outline, script, story boards and story reels. The art department is responsible for the visual development of a project, including the design of characters, sets, color, textures, shading and lighting. Our tools department is responsible for creating and further advancing Pixar’s distinctive computer animated visual effects, such as the moving fur in Monsters, Inc. or the underwater “murk” in our upcoming film, Finding Nemo. It is also common for creative contributions to come from the technical group. Along with the story department and the art department, the creative team at Pixar includes animators. Our proprietary software tools enable artists unfamiliar with computers to quickly become skilled in the art of three-dimensional animation. All groups work closely together in an iterative process. To encourage collaboration, we have created a cooperative working environment and a non-hierarchical culture whereby each member of the creative team, regardless of position or department, considers the ideas of any other member of the team. See “Risk Factors — Our success depends on certain key employees.”

      The success of each animated film developed and produced by us will depend in large part upon our creative team’s ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that will achieve broad market acceptance. Traditionally, this process has been extremely difficult. While we have enjoyed box office success with Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc., there can be no assurance that similar levels of success will be achieved by our subsequent films, including Finding Nemo, Film Six and Film Seven. In addition, there can be no assurance that voices and other intellectual property rights used in the animated feature film will be available for use in any sequel or other products related to such feature film. For example, we were unable to obtain the rights to use certain voices from Toy Story in the two CD-ROM products based on Toy Story. See “Risk Factors — In order for our feature films and related products to be successful, we must develop appealing creative content.”

Technology

      We have three core proprietary technologies: (1) MarionetteTM, an animation software system for articulation, animating and lighting, (2) RingmasterTM, a production management software system for scheduling, coordinating and tracking of a computer animation project and (3) RenderMan®, a rendering software system for high quality photo-realistic image synthesis that Pixar uses internally and licenses to third parties. Each of these systems is critical to the production of our animated feature films and other animation products.

      MarionetteTM. MarionetteTM is our software system for articulation, animation and lighting for computer animation. MarionetteTM is the primary software tool of every animator and technical director at Pixar. In contrast to many commercially available animation systems, which are designed to address product design, computer video games or cinematic special effects, MarionetteTM has been designed and optimized for character articulation and animation. MarionetteTM is used on Linux and Unix workstations.

      RingmasterTM. RingmasterTM is a production management software system for scheduling, coordinating and tracking a computer animation project. Due to the enormous amount of data required in three-dimensional animation, accurate production information is essential for producing high quality animation. Our production coordination staff uses RingmasterTM to plan and track projects ranging from short animation projects to animated feature films.

      A key component of RingmasterTM is a distributed rendering system for managing the huge quantity of images and data that must be rendered to create our products. We do our rendering on a large array of powerful computers, which are dedicated to rendering 24 hours a day. These machines, which we call the RenderFarm, are connected via a local area network. To achieve the desired quality level, the average time to render a single frame at film resolution is between one and four hours. Since an animated feature film contains well over 100,000 frames, each of which may be rendered several times in the production process, we typically have a large number of frames to render at any given time. To manage this process, RingmasterTM coordinates and schedules all the processors in the RenderFarm. RingmasterTM includes a compositing system and also maintains an array of disk drives as a central data repository for the digital image files generated by the rendering and compositing steps of the production process. Finally, RingmasterTM controls the filming phase of production and is responsible for backing up shots for archival purposes.

      RenderMan®. RenderMan® is a rendering software system for high quality photo-realistic image synthesis that we use internally and also license to third parties. Today, RenderMan® is used by many major film studios and special effects firms. Examples of projects which have used RenderMan® include Star Wars Episode 1: The Phantom Menace, Mulan, The Matrix, Jurassic Park, Terminator 2, Titanic, Perfect Storm, Gladiator, Pearl Harbor, Moulin Rouge, Lord of the Rings: The Fellowship of the Ring, and Harry Potter & the Sorcerer’s Stone. By licensing RenderMan® to film studios, special or visual effects studios, commercial production facilities and other computer animation companies, we believe that RenderMan® has been established as a de facto industry standard for high quality rendering.

      RenderMan® was designed to be easily portable. It runs on a wide variety of Unix workstations, including those from Sun, Digital Equipment, SGI, and on PC’s under Linux as well as Windows NT platforms.

Relationship with Disney

      A critical component of our objective to become a leading brand in the animated feature film market is to secure strong promotion, marketing and distribution of our films and related products. We believe that Disney is a leader in the marketing and distribution of animated feature films and related products and one of the industry’s most widely recognized brand names. Consequently, in 1997 we extended our existing relationship with Disney by entering into the Co-Production Agreement. This arrangement allows us to focus on the story and other creative and production elements of making animated feature films while utilizing Disney’s significant promotion, marketing and distribution capabilities.

Prior Agreements

      Our relationship with Disney dates to 1986, when we entered into a joint technical development effort with Disney that resulted in the Computer Assisted Production System (“CAPS”), a production system owned and used by Disney in certain of its two-dimensional cel-based animated feature films. Disney first used CAPS for The Rescuers Down Under and has continued to use it for all of its subsequent animated feature films, such as The Lion King and Tarzan. In 1992, certain employees of Pixar and Disney were jointly awarded an Academy Award® for Scientific and Engineering Achievement for CAPS.

      In May 1991, we entered into the Feature Film Agreement with Walt Disney Pictures, a wholly-owned subsidiary of Disney, which provided for the development, production and distribution of up to three feature-length motion pictures (the “Feature Film Agreement”). It is pursuant to the Feature Film Agreement that Toy Story was developed, produced and distributed. In August 1995, we entered into a non-exclusive CD-ROM development and publishing agreement with Disney Interactive, Inc., a wholly-owned subsidiary of Disney, for the development, production and distribution of CD-ROM titles based on Toy Story (the “CD-ROM Agreement”). It is pursuant to the CD-ROM Agreement that two Toy Story CD-ROM products were developed, produced and distributed.

Co-Production Agreement

      The following is a summary of the Co-Production Agreement, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”). The following summary is not complete, and reference is made to the Co-Production Agreement filed as an exhibit to the 1996 Form 10-K. This summary is qualified in all respects by such reference. Prospective investors in our Common Stock are encouraged to read the Co-Production Agreement.

      Overview. On February 24, 1997, we entered into the Co-Production Agreement with Disney pursuant to which we, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which are financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that we are responsible for the production of each Picture and that Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first two original Pictures under the Co-Production Agreement were A Bug’s Life and Monsters, Inc., which were released in November 1998 and November 2001, respectively. The third original Picture governed by the Co-Production Agreement will be Finding Nemo, which is scheduled for release in summer of 2003. Toy Story 2, the theatrical sequel to Toy Story, was released in November 1999, and is also governed by the Co-Production Agreement, although it does not count towards the five original Pictures. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures.

      Production. The Co-Production Agreement provides a mechanism for our submission and the mutual selection of treatments that will be developed and produced as Pictures. After the selection of a treatment, we have final control over the production of each Picture. Disney is entitled to designate a representative at Pixar to monitor the production and production costs of the Pictures.

      Financing of Development and Production. Pixar and Disney equally share all production costs. Production costs are defined in the Co-Production Agreement to mean all costs and expenses we incur directly related to or fairly allocable to the creation, development, pre-production, production, post-production and delivery to Disney of the Pictures. Production costs, whether capitalized as film costs or expensed as incurred, include, among other things, all carrying costs we incur for retention of employees for production purposes and their associated overhead expenses, the costs of all treatments we prepare for submission to Disney, all costs of computer hardware and software used to develop the Pictures, and fair allocations of all costs and expenses we incur that are associated with or benefiting the Picture, including research and development, general and administrative and overhead expenses. The Co-Production Agreement provides mechanisms for Disney and us to agree upon the budgets for treatments, development and production of each Picture. We may not exceed production budgets (which may be revised with mutual approval) without Disney’s written approval, subject to certain limited exceptions.

      Distribution. Disney is solely responsible for financing the costs and expenses of the marketing, promotion, publicity, advertising and distribution of each Picture, subject to certain requirements, and has final control over all related decisions. In addition, Disney is to consult with us regarding all such major marketing and distribution decisions, and we are entitled to designate a representative to monitor marketing and distribution of the Pictures. As the remaining three films under the Co-Production Agreement have been approved for production, Disney has committed to initially release each Picture within certain windows and not to release other Disney family films during certain windows. Further, each Picture is to be distributed and marketed under the Walt Disney Pictures brand (or the then current Disney brand for premiere Disney movies) and is to be distributed and marketed by Disney in all markets and media and on a worldwide basis in a manner similar to that in which Disney then currently distributes and markets its premiere animated movies. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we will experience a delay in the receipt of cash proceeds from such films and products until after Disney recovers such costs.

      Division of Gross Receipts. Pixar and Disney are entitled to share equally in all gross receipts remaining after deduction of: (1) a distribution fee to Disney, (2) mutually agreed participations (payments to third parties such as actors, composers and other artists contingent upon the success of the Pictures), if any, paid by either Disney or us, and (3) Disney’s distribution costs. Gross receipts include all revenues or other consideration received by Disney from the exploitation of the Pictures and any related merchandise, books, soundtracks and other tangible personal property based upon the Pictures, as more specifically provided in the Co-Production Agreement (collectively, “Merchandise”), subject to certain exceptions relating primarily to receipts from Disney’s affiliates. The distribution fee payable to Disney is substantially lower than that under the prior Feature Film Agreement and reflects our commitment to finance half of the production costs of the Pictures. Distribution costs are broadly defined in the Co-Production Agreement to include out-of-pocket costs paid (or in certain instances, accrued for payment) to a third party (or in certain instances, to Disney’s affiliates) by Disney or certain of its affiliates, provided that such out-of-pocket costs are directly related or fairly allocable to the marketing and distribution of the Picture and Merchandise. Pursuant to the Co-Production Agreement, we will receive statements and payments of our share of gross receipts monthly within 45 days after the end of each calendar month, subject to certain exceptions, and we have the right to audit Disney’s books and records relating to the Pictures and Merchandise.

      Derivative Works. Subject to certain exceptions, Disney and Pixar have mutual control of the decision to develop, produce or otherwise exploit any derivative works (or to transfer or license any rights to exploit any derivative works) during the term of the Co-Production Agreement or thereafter. Derivative works include theatrical sequels such as Toy Story 2, made-for-home video sequels, television productions such as Buzz Lightyear of Star Command, interactive media products such as Monsters, Inc. interactive games, and other derivative works as more specifically provided in the Co-Production Agreement (collectively, “Derivative Works”). Except in certain very limited circumstances, in the event of a disagreement over whether to proceed with a Derivative Work, Disney’s decision governs. We are to be given the option to co-finance and produce, or to participate on a passive financial basis with respect to, a Derivative Work that is (1) a theatrical motion picture, (2) a made-for-home video production, (3) a television production, (4) location-based entertainment which uses unique characters or other elements from any of the Pictures or Toy Story as its primary theme, or (5) an interactive product such as CD-ROMs, DVDs, video games and arcade games (collectively, “Interactive Products”).

      If we elect to co-finance and produce a Derivative Work, the Co-Production Agreement provides for the following:

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

      Brand/ Credit. The Co-Production Agreement sets forth Disney’s and Pixar’s intent that the Pixar brand be established as a co-equal brand to the Disney brand in connection with the Pictures, Merchandise and Derivative Works. The Co-Production Agreement provides that the Pixar logo, animated logo and credit shall be used in a manner which is perceptually equal to the Disney logo, animated logo and credit, subject to certain specific requirements as set forth in the Co-Production Agreement.

      Exclusivity. We have agreed not to release or authorize the release of any feature-length animated theatrical motion picture we produce, other than the Pictures and Derivative Works we produce under the Co-Production Agreement, until twelve months from delivery of the fifth Picture under the Co-Production Agreement. We have further agreed that we will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after we have delivered the third Picture to Disney under the Co-Production Agreement. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature-length animated and computer-animated theatrical motion pictures itself or enter into similar agreements with third parties. See “— Competition.”

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

      Term and Termination. The Co-Production Agreement continues until delivery to Disney of the fifth Picture produced and financed under the Co-Production Agreement, unless earlier terminated. For example, Disney is entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or we merge or consolidate into such a competitor. Upon termination by Disney pursuant to the example above, Disney has certain rights to compel us to complete works in production. In the event of termination, the Co-Production Agreement provides that its terms and conditions continue to apply with respect to Pictures, Merchandise and Derivative Works which we have delivered to Disney or which Disney elects to have completed, as well as all future Merchandise and future Derivative Works relating thereto, but otherwise terminates.

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

      Movie Studios. Our animated feature films compete and will continue to compete with family-oriented animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG, Warner Bros., Sony Pictures Entertainment (“Sony”), Fox Entertainment Group Inc. (“Fox”), Paramount Pictures (“Paramount”), Lucasfilm Ltd. (“Lucasfilm”), Universal Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

      In 2001, competition continued to intensify in the animated and live action feature film market. Family-oriented animated and live action feature films released in the domestic theatrical market in 2001 included the following:

•	Harry Potter and the Sorcerer’s Stone by Warner Bros.,

•	Shrek by Dreamworks SKG,

•	Spy Kids by Miramax,

•	Atlantis: The Lost Empire by Disney,

•	Jimmy Neutron: Boy Genius by Paramount,

•	Recess: School’s Out by Disney,

•	Final Fantasy: The Spirits Within by Columbia,

•	Pokemon 3 by Warner Bros., and

•	Osmosis Jones by Warner Bros.

      The release of Monsters, Inc. in 2001 was highly successful, resulting in domestic box office revenues exceeding $252 million. Other animated family-oriented feature films released during 2001, such as Shrek, achieved domestic box office revenues of over $268 million. We also experienced competition from a non-animated family-oriented film, Harry Potter and the Sorcerer’s Stone, which was released by Warner Bros. during November 2001 and has earned over $315 million in domestic box office receipts. There appears to be increasing widespread acceptance for those films created by using Computer Graphics Imagery (CGI), as demonstrated by the success of Monsters, Inc., Shrek, and Jimmy Neutron: Boy Genius, which contributed combined domestic box office revenues exceeding $600 million. Additionally, all three Oscar® nominations in the new best animated feature film category for 2002 were awarded to CGI films. Animated feature films currently in theaters or in production which incorporate CGI include Ice Age and Shrek 2, among others. In addition to box office competition, other family-oriented films may continue to compete with Monsters, Inc. and our film library with respect to related merchandise, home video sales, and other future revenue sources.

      We believe competition from animated feature films and family oriented feature films will continue to intensify over the next several years and will directly compete with Finding Nemo, which is targeted for release in summer 2003, Film Six and Film Seven. Due to a potentially large number of family oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated before we can release Finding Nemo, Film Six and Film Seven. This could result in the failure of such films to achieve the commercial success required for us to profit from such films.

      Our films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance, and exhibition outlets. In addition, we compete and will continue to compete with other movie studios for the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Some of the other movie studios with which we compete have significantly greater financial, marketing and other resources than we do.

      At least three of these movie studios, Disney, DreamWorks SKG and Lucasfilm, have developed their own internal computer animation capability which may be used for special effects in animated films and live action films. For example, DreamWorks SKG (with its affiliate PDI/ DreamWorks) successfully produced Antz in 1998 and Shrek in 2001. In addition, Disney released Dinosaur in May 2000, a film which combined live action backgrounds with computer-animated dinosaurs and special effects. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, including Paramount and Fox, who recently released animated films created by using CGI technology with Jimmy Neutron: Boy Genius and Ice Age. Ice Age, which was released on March 15, 2002, experienced a very successful opening weekend with $47.8 million in domestic box office revenues. Further, we believe that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products. For example, SGI’s Alias/ Wavefront subsidiary licenses “Maya,” which is its next generation three-dimensional software for creating high quality animation and visual effects. “Maya” incorporates many new features and could be used to make a computer-animated feature film.

      The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label, and enjoys the financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing Disney branded animated or G-rated live action films, within certain release windows for our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Mighty Joe Young, released during the 1998 holiday season, competed with A Bug’s Life in the domestic theatrical market. Our contractual agreement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

      Computer Graphics Special Effects Firms. We also expect to compete with computer graphics special effects firms, including ILM, Rhythm & Hues/VIFX, Tippett Studios, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode 1: The Phantom Menace, and ILM has a royalty-free, paid-up license to use our RenderMan® software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films. We believe that the primary competitive factors in the market for three-dimensional computer animation for animated feature films and other animation products include creative content and talent, product quality, technology, access to distribution channels and marketing resources. We believe that we presently compete favorably with respect to each of these factors.

      Software Publishers. We also experience intense competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally SGI (which acquired Wavefront Technologies, Inc. (“Wavefront”) and Alias Research, Inc. (“Alias”)), MentalImage GMD and Avid Technologies (which distributes the MentalImage product). MentalImage, Avid and SGI (which through it’s Alias/ Wavefront subsidiary licenses “Maya”, its three-dimensional software for creating high quality animation and visual effects), are each marketing competing rendering software products, usually at lower prices than ours. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan® software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users. We believe that the primary competitive factors in the market for rendering software include product quality, price/performance, technology, functionality, breadth of features and customer service and support. We believe that we presently compete favorably with respect to each of these factors.

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

Proprietary Rights

      Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently own nineteen patents issued in the United States and eight issued in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. There can be no assurance that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to us.

      The source code for our proprietary software is protected both as trade secrets and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license our RenderMan® software product, we primarily rely on “shrink wrap” licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. There can be no assurance that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

      One of the risks of the film production business are claims that our productions infringe the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, our technology and software may be subject to patent, copyright or other intellectual property claims of third parties. We have received, and are likely to receive in the future, notice of claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on reasonable terms or at all.

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

      In 1996, we entered into a license agreement with SGI whereby we granted to SGI and its subsidiaries a non-exclusive license to use certain of our patents covering techniques for creating computer-generated photo-realistic images. These same patents were licensed to Microsoft Corporation in 1995. These patents relate to pseudo-random point sampling techniques in computer graphics, which are incorporated into our RenderMan® software. The license agreements with SGI and Microsoft will expire no later than the year 2010. SGI and Microsoft may use the licensed technology in rendering products, which compete with our RenderMan® software, and could adversely impact sales of RenderMan®.

Employees

      As of March 4, 2002, we had a total of 648 employees. Although none of our employees are represented by a labor union, it is common for animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. We have not experienced any work stoppages, and we consider relations with our employees to be good.

      Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our directors, producers, animators, other creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Ed Catmull, Sarah McArthur and Ann Mather. We do not maintain “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who is fundamental to our relationship with Disney, however, this employment agreement does not necessarily assure his services. See “Employment Agreements.” The loss of the services of any of Messrs. Jobs, Lasseter, Dr. Catmull, Ms. McArthur, Ms. Mather or of other key employees, especially our directors, producers, animators, other creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition.

Risk Factors

      The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

To meet our fiscal 2002 diluted earnings per share target, we are dependent on our feature films and the accuracy of our forecasts.

      In 2002, our revenue and operating results will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs from Monsters, Inc. and other titles in our film library, (2) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our common stock and related volatility, and (6) external economic and political events that are beyond our control.

     Dependence on revenue from our feature films.

      Under the Co-Production Agreement, Pixar and Disney share equally in the profits of A Bug’s Life, Toy Story 2, and Monsters, Inc. after Disney recovers its distribution fee and its marketing and distribution costs. Distribution costs include worldwide theatrical release costs, costs related to merchandise, Disney’s costs to market and distribute home videos in the United States and foreign markets, and other distribution costs including talent participation and residuals. Beginning with the first quarter of 2000, we have an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits. While we anticipate this improved ability will continue to allow us to recognize our share of film revenues and gross profits on a more timely basis, we will remain dependent on the timing, accuracy, and sufficiency of the information provided by Disney.

      For our business to be successful, our films must achieve box office success. While we have been successful in the release of our first four feature films, this level of success is unusual in the motion picture industry and our future releases may not achieve similar results. Moreover, although worldwide box office results for Monsters, Inc. are very positive, we may not achieve similar levels of success in home video, television licensing, and ancillary products which could impact the ultimate success of the film. Beyond 2002, we will be dependent on the future success of Finding Nemo, Film Six, and Film Seven (Film Six and Film Seven are together referred to as the “Current Projects”). Unless Finding Nemo and our Current Projects achieve box office success and are successful in home video, television licensing, and merchandise sales, they may not generate significant revenue and operating results for us in future years.

      A portion of our anticipated revenues for fiscal year 2002 is based on the assumption that Monsters, Inc. will be a success in the foreign theatrical, worldwide home video and merchandising markets. Although to date Monsters, Inc. has been successful in its international release with international box office receipts currently at $186 million, there can be no assurance that international theatrical revenues, along with worldwide home video and merchandise sales will be sufficient to meet our earnings target. To date, we have recognized most of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug’s Life. Although our forecast assumes some continued revenues from these titles, there can be no assurance that revenues from continuing international television licensing, worldwide home video and merchandise sales will be sufficient to achieve our targeted earnings.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

      It is difficult to forecast the amount and timing of our future revenues from Toy Story, A Bug’s Life, Toy Story 2 and Monsters, Inc. for fiscal year 2002. The amount of future revenues depends not only on customer acceptance of a film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category — home video, merchandise and television collectively, being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. In spite of Monsters, Inc.’s successful worldwide box office results, it is difficult to predict the ultimate worldwide theatrical revenues, as well as related home video, merchandising and ancillary revenue streams.

      With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While the timing of theatrical releases is typically known well in advance of release, the timing of release of follow-on products is often determined just in advance of release, is subject to change, and is therefore less predictable. In all product categories, timing of revenues is particularly uncertain with respect to releases in foreign markets as a foreign product release is often marked by a rollout across many countries over the course of many months. Therefore, the timing of international revenues is inherently more difficult to predict than the timing of domestic revenues.

      In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us of additional distribution costs to those previously forecasted, as occurred in the second quarter of fiscal year 2000. Such adjustments have and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, we may make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization in estimating associated costs, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. Due to these factors, the amount and timing of our future revenues and associated expenses from Toy Story, Toy Story 2, A Bug’s Life and Monsters, Inc. are difficult to forecast, and it is possible, in any given quarter, that we will not meet our forecasted earnings targets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

      With respect to capitalized film production costs, our policy is to amortize these costs over the expected revenue streams as we recognize revenues from the associated films. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to net realizable value. In any given quarter, if our forecast changes with respect to total anticipated revenue from any individual feature film and becomes lower than was previously forecasted, we would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins would adversely impact our business, operating results, and financial condition.

Forecasting our operating expenses is extremely difficult.

      Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SOP 00-2, which we adopted in the first quarter of fiscal year 2001. A substantial portion of all of our other costs are incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the fiscal year 2001 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and overhead.

Film production budgets may increase, and film production spending may exceed such budgets.

      Our future film budgets may increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on the Current Projects, (2) number of personnel required to work on the Current Projects, (3) equipment needs, (4) the enhancement of existing or the development of new proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. Therefore, the budget for Current Projects and subsequent films and related products may continue to be greater than the budgets for Toy Story, A Bug’s Life, Toy Story 2 and Monsters, Inc. We will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, we believe that it is not uncommon for film production spending to exceed film production budgets, and the Current Projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs are shared with Disney and treated as film costs, which increases overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

      Software revenue declined in fiscal year 2001 as compared to fiscal year 2000. This decline may be indicative of future trends as we continue to reduce our emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan® licensing revenues; therefore, we expect that revenue from the licensing of RenderMan® may continue to decline. To meet our fiscal 2002 diluted earnings per share target, our revenue estimates include revenues attributable to non-film related sources including software revenue. There can be no assurance that the timing and amount of such revenues will be sufficient to meet our targeted earnings.

Other non-film revenue and expenses.

      Our 2002 diluted earnings per share target includes our forecast of other non-film related sources such as interest income and our effective tax rate. Interest income fluctuates depending on economic conditions and interest rates available to us during the year and therefore it is difficult to forecast. For example, although our average cash, cash equivalents and short-term investment balances increased during 2001, interest income decreased due to declining interest rates during 2001. Income tax expense may also fluctuate. Our income tax rate for 2001 was below statutory rates due to the utilization of research and experimentation credits as well as the utilization of certain other state credits and exemptions. Our effective tax rate may increase in future periods. There can be no assurance that the amount of other non-film revenues and expenses such as those noted above will be sufficient to meet targeted earnings.

Our operating results have fluctuated in the past, and we expect such fluctuations to continue.

Our revenues fluctuate significantly.

      We continue to expect significant fluctuations in our future annual and quarterly revenues because of a variety of factors, including the following:

•	the timing of the domestic and international theatrical releases of our animated feature films,

•	the success of our animated feature films, which can fluctuate significantly from film to film,

•	the timing of the release of related products into their respective markets, such as home videos, television, and merchandising,

•	the demand for such related products, which is often a function of the success of the related animated feature film,

•	Disney’s costs to distribute and promote the feature films and related products,

•	Disney’s success at marketing the films and related products,

•	the timing and accuracy of information received from Disney and other sources on which we base estimates of revenue to be recognized from our animated feature films and related products by Disney,

•	the introduction of new feature films or products by our competitors,

•	general political and economic conditions, and

•	timing and amount of non-film related revenues such as licensing of our software.

      In particular, since our revenue under the Co-Production Agreement is directly related to the success of a feature film, our operating results are likely to fluctuate depending on the level of success of our animated feature films and related products. The revenues derived from the production and distribution of an animated feature film depend primarily on the film’s acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a motion picture also depends upon promotion and marketing, production costs and other factors. Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products.

Our operating expenses fluctuate.

      Operating expenses for fiscal year 2001 increased in comparison to fiscal year 2000, and we expect to continue to increase our operating expenses to fund greater levels of research and development, to ramp up our production on our three current film projects and to expand operations. We expect our spending levels may still increase significantly due to the following:

•	continued investment in proprietary software systems,

•	potential increased competition costs for creative, technical and administrative talent,

•	increased costs associated with the expansion of our facilities,

•	number of personnel required to support studio growth as we move towards multiple films in parallel production, and

•	increased investment in creative development.

      A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 2002.

Our scheduled successive releases of feature films will continue to place a significant strain on our resources.

      In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Finding Nemo, which is currently targeted for release in summer 2003, and our Current Projects, as well as future projects as we move towards producing one feature film per year. We have only produced four prior feature films to date and have limited experience with respect to producing animated feature films in parallel. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled release of our feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that Finding Nemo will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

      In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As the Company moves towards achieving one film a year, there will be additional demands placed on his availability. In addition to Mr. Lasseter’s role as the Creative Executive of the Company, he is also directing his next feature film. A lack of his availability may adversely impact the success and timing of all our films.

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

      The decisions regarding the timing of the theatrical release and related products and which of Disney’s motion pictures and related products will receive extensive promotional support from the studio are important factors in determining the success of our motion picture and related products. Under the terms of the Co-Production Agreement, we have some general protections with respect to the marketing and distribution of the feature films in the form of commitments by Disney as to release windows, the timing of release of other Disney family films and marketing obligations. We ultimately do not control (1) the manner in which Disney distributes our animated feature films and related products, (2) the number of theaters to which Disney distributes our feature films, (3) the specific timing of release of the feature films and related products or (4) the specific amount or quality of promotional support of the feature films and related products and the associated promotional and marketing budgets. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoy potential financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, Disney could make certain decisions as to marketing, distribution or promotion of the animated feature films or related products or the marketing and promotion of its own animated or other family films that could have a material adverse effect on our business, operating results or financial condition. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we will experience a delay in the receipt of proceeds from such films and products until after Disney recovers such costs. We are also dependent on Disney for receiving accurate information on a timely basis on which we base estimates to recognize revenue from the animated feature films and related products. If we failed to receive accurate information from Disney, or failed to receive it on a timely basis, it could have a material adverse effect on our business, operating results or financial condition.

Disney has an exclusive arrangement with us.

      We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than the feature films that we produced under the Co-Production Agreement, until twelve months from our delivery of the fifth original feature film under the Co-Production Agreement. We currently anticipate that we will not deliver the fifth Picture (which we refer to as “Film Seven”) until 2005, at the earliest. We have further agreed that we will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after we have delivered the third original feature film to Disney under the Co-Production Agreement. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties.

See “Business — Competition,” and “— We experience intense competition with respect to our animated feature films, animation products, and software.”

We have an obligation to co-finance production costs.

      Under the Co-Production Agreement, unlike the Feature Film Agreement which is applicable to Toy Story, we will continue to co-finance each of the three remaining original animated feature films and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. We co-financed A Bug’s Life, Toy Story 2 and Monsters, Inc. and are currently co-financing Finding Nemo, Film Six and Film Seven under the Co-Production Agreement. Accordingly, unlike the Feature Film Agreement, we will incur significant production costs, which must be offset by proceeds generated by the animated feature films and related products. If the feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely effected.

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

      Under the terms of the Co-Production Agreement, Disney may terminate the agreement under certain circumstances. For example, Disney is entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or Pixar merges or consolidates into such a competitor. Disney would not lose any of its rights to distribute and exploit all feature films and all characters and elements of the feature films and other products we develop under the Co-Production Agreement, except for feature film(s) or related products then in development or production as to which Disney does not elect to proceed, as to which we would regain the rights subject to a lien in favor of Disney for the costs advanced to date. Further, in the event that Disney terminated the Co-Production Agreement, we would be required to seek alternative channels for distribution of our animated feature films and related products See “Business — Relationship with Disney.”

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

      The motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable. The commercial success of a motion picture also depends upon other factors, such as:

•	distribution strategy, including the number of screens on which it is shown,

•	the number, quality and acceptance of other competing films released into the marketplace at or near the same time,

•	critical reviews,

•	the availability of alternative forms of entertainment and leisure time activities,

•	general economic conditions and political events,

•	weather conditions, and

•	other tangible and intangible factors.

      All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film’s box office receipts adversely. Under the terms of the Co-Production Agreement, Pixar is guaranteed theatrical release either during the summer or holiday period. Finding Nemo, which is scheduled for a summer 2003 release, is our first film to be released during the summer months, as all of our previous film releases occurred during holiday periods. It is difficult to predict what impact a summer release date may have on the film’s box office receipts or other ancillary revenue streams such as merchandising, relative to our other films. Further, due to the expected release of a large number of animated films by Disney and other movie studios in the next several years, it is possible that further saturation of the animated film market, particularly those films created by CGI, may adversely impact the commercial success of our films, and therefore have a material adverse effect on our business, financial condition and results of operations. See “Business — Competition.”

The completion of a motion picture is subject to numerous risks and uncertainties.

      The production, completion and distribution of motion pictures is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competitive films. We are currently in some stage of production on three animated feature films, Finding Nemo, Film Six and Film Seven, which compounds these uncertainties and jeopardizes the successful, timely and cost-effective production and completion of each film.

In order for our feature films and related products to be successful, we must develop appealing creative content.

      The success of each animated film developed and produced by us will depend in large part upon our creative team’s ability to predict the type of content that will appeal to a broad audience and to develop stories and characters that will achieve broad market acceptance. Traditionally, it has been extremely difficult. While we have enjoyed box office success with Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc., there can be no assurance that similar levels of success will be achieved by our subsequent films, including Finding Nemo, Film Six and Film Seven.

We experience intense competition with respect to our animated feature films, animation products, and software.

Movie Studios.

      Our animated feature films compete and will continue to compete with family-oriented animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG, Warner Bros., Sony Pictures Entertainment (“Sony”), Fox Entertainment Group Inc. (“Fox”), Paramount Pictures (“Paramount”), Lucasfilm Ltd. (“Lucasfilm”), Universal Studios, Inc. and MGM/ UA, as well as numerous other independent motion picture production companies.

      In 2001, competition continued to intensify in the animated and live action feature film market. Family-oriented animated and live action feature films released in the domestic theatrical market in 2001 included the following:

•	Harry Potter and the Sorcerer’s Stone by Warner Bros.,

•	Shrek by Dreamworks SKG,

•	Spy Kids by Miramax,

•	Atlantis: The Lost Empire by Disney,

•	Jimmy Neutron: Boy Genius by Paramount,

•	Recess: School’s Out by Disney,

•	Final Fantasy: The Spirits Within by Columbia,

•	Pokemon 3 by Warner Bros., and

•	Osmosis Jones by Warner Bros.

      The release of Monsters, Inc. in 2001 was highly successful, resulting in domestic box office revenues exceeding $252 million. Other animated family-oriented feature films released during 2001, such as Shrek, achieved domestic box office revenues of over $268 million. We also experienced competition from a non-animated family-oriented film, Harry Potter and the Sorcerer’s Stone, which was released by Warner Bros. during November 2001 and earned over $315 million in domestic box office receipts. There appears to be increasing widespread acceptance for CGI films, as demonstrated by the success of Monsters, Inc., Shrek and Jimmy Neutron: Boy Genius, which contributed combined domestic box office revenues exceeding $600 million. Additionally, all three Oscar® nominations in the new best animated feature film category for 2002 were awarded to CGI films. Animated feature films currently in theaters or in production which incorporate CGI include Ice Age and Shrek 2, among others. In addition to box office competition, other family-oriented films may continue to compete with Monsters, Inc. and our film library with respect to related merchandise, home video sales, and other future revenue sources.

      We believe competition from animated feature films and family oriented feature films will continue to intensify over the next several years and will directly compete with Finding Nemo, which is targeted for release in summer 2003 and Film Six and Film Seven. Due to a potentially large number of family oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated before we can release Finding Nemo, Film Six and Film Seven. This could result in failure of such films to achieve the extraordinary commercial success required for us to profit from such films.

      Our films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance, and exhibition outlets. In addition, we compete and will continue to compete with other movie studios for the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Some of the other movie studios with which we compete have significantly greater financial, marketing and other resources than we do.

      At least three of these movie studios, Disney, DreamWorks SKG and Lucasfilm, have developed their own internal computer animation capability which may be used for special effects in animated films and live action films. For example, DreamWorks SKG (with its affiliate PDI/Dreamworks) successfully produced Antz in 1998 and Shrek in 2001. In addition, Disney released Dinosaur in May 2000, a film which combined live action backgrounds with computer-animated dinosaurs and special effects. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, including Paramount and Fox, who recently released animated films created by using CGI technology with Jimmy Neutron: Boy Genius and Ice Age. Ice Age, which was released on March 15, 2002, experienced a very successful opening weekend with $47.8 million in domestic box office revenues. Further, we believe that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products. For example, SGI’s Alias/ Wavefront subsidiary licenses “Maya,” which is its next generation three-dimensional software for creating high quality animation and visual effects. “Maya” incorporates many new features and could be used to make a computer-animated feature film

      The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Mighty Joe Young, released during the 1998 holiday season, competed with A Bug’s Life in the domestic theatrical market. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

Computer Graphics Special Effects Firms.

      We also expect to compete with computer graphics special effects firms, including ILM, Rhythm & Hues/ VIFX, Tippett Studios, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode 1: The Phantom Menace, and ILM has a royalty-free, paid-up license to use our RenderMan®software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films. We believe that the primary competitive factors in the market for three-dimensional computer animation for animated feature films and other animation products include creative content and talent, product quality, technology, access to distribution channels and marketing resources. We believe that we presently compete favorably with respect to each of these factors.

Software Publishers.

      We also experience intense competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally SGI (which acquired Wavefront Technologies, Inc. (“Wavefront”) and Alias Research, Inc. (“Alias”)), MentalImage GMD and Avid Technologies (which distributes the MentalImage product). MentalImage, Avid and SGI, which through it’s Alias/ Wavefront subsidiary licenses “Maya”, its three-dimensional software for creating high quality animation and visual effects, are each marketing competing rendering software products, usually at lower prices than Pixar. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan® software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users. We believe that the primary competitive factors in the market for rendering software include product quality, price/performance, technology, functionality, breadth of features and customer service and support. We believe that we presently compete favorably with respect to each of these factors.

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

We have a limited operating history.

      Until 1996, we had generated recurring revenue primarily from the license of our RenderMan® software, amounts we received under software development contracts and fees for animated television commercial development. We continue to expect to generate a substantial majority of our future revenue from the development and production of animated feature films and related products, as we have since 1996. We have, to date, developed and produced only four animated feature films, Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc. Accordingly, we have only a limited operating history in implementing our business model upon which an evaluation of Pixar and our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a business enterprise, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to changes in the competitive environment, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

Our current and future commitments may have an adverse impact on our cash balances.

      Pursuant to the Co-Production Agreement, we co-financed A Bug’s Life, Toy Story 2 and Monsters, Inc. and will co-finance the next three original animated feature films which we produce, including Finding Nemo, Film Six and Film Seven. In the future, we may co-finance other derivative works such as sequels and television productions. In addition, in 2000, we substantially completed construction on our new studio and headquarters facility in Emeryville, California, which was financed by the use of our cash. The development and production costs of Finding Nemo, Film Six and Film Seven and any possible future expansion of our facilities may have an adverse impact on our cash and short-term investment balances. As of December 29, 2001, we had approximately $278.6 million in cash and short-term investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the development and production costs of Finding Nemo, Film Six and Film Seven. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K. To date, we have chosen to use our existing cash resources to fund construction costs and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

Our success depends on certain key employees.

      Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our directors, producers, animators, other creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Ann Mather, and Sarah McArthur. We do not maintain “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who is fundamental to Pixar’s relationship with Disney, however, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. The loss of the services of any of Messrs. Jobs, Lasseter, Dr. Catmull, Ms. Mather, Ms. McArthur or of other key employees, especially our directors, producers, animators, other creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition. Although none of our employees is represented by a labor union, it is common for animators and actors at film production companies to belong to a union. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. There can be no assurance that our employees will not join or form a labor union, or that we will not be directly or indirectly impacted by industry related work stoppages or that we, for certain purposes, will not be required to become a union signatory. See “Business — Employees” and “Management — Directors and Executive Officers of the Company.”

Our Chief Executive Officer has divided responsibilities.

      Pixar’s Chief Executive Officer and Chairman, Steve Jobs, is also Chief Executive Officer at Apple Computer, Inc. Although Mr. Jobs spends time at Pixar and is active in our management, he does not devote his full time and resources to Pixar.

To be successful, we need to attract and retain qualified personnel.

      Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Although recent economic events have reduced competition in our industry for certain personnel, it may still be challenging to identify the caliber of talent required to make our films, particularly animators, creative personnel and technical directors. There can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we were unable to hire, assimilate and retain qualified personnel in the future, particularly animators, creative personnel and technical directors, such inability would have a material adverse effect on our business, operating results and financial condition. See “Business — Employees” and “Executive Officers of the Company.”

We face various distribution risks with respect to our feature films.

      Disney is required to distribute the remaining three animated feature films to be produced pursuant to the Co-Production Agreement. Distribution of a motion picture generally involves domestic and foreign licensing for (1) theatrical exhibition, (2) home video, (3) presentation on television, including pay, network, basic cable and syndication, (4) non-theatrical exhibition, which includes airlines, schools and armed forces facilities and (5) marketing of other rights of the picture, which may include merchandising, such as CD-ROM titles, toys and soundtrack recordings. Although the Co-Production Agreement provides us with some protection, as all films governed by the Co-Production Agreement are afforded the same treatment as any Disney premiere animated film, we cannot provide assurances that the feature films made under the Co-Production Agreement will be distributed through all of these outlets. See “Business — Business Model and Products.”

We depend on our proprietary technology and computer systems for the timely and successful development of our feature films and related products.

      We cannot provide any assurances that we will not experience difficulties that could delay or prevent the successful development or production of future animated feature films or other related products. Among other things, because we are dependent upon a large base of software and a large number of computers for the development and production of our animated feature films and related products, an error or defect in the software, a failure in the hardware or a failure of the backup facilities could result in a significant delay in one or more productions in process which, in turn, could result in potentially significant delays in the release dates of our feature films or other products. For example, early in 1998 we experienced a failure of our backup systems for Toy Story 2 which resulted in substantial effort to restore data and a loss of certain data, but which did not have a material impact on the schedule for production or release of Toy Story 2. Significant delays in production and significant delays in release dates could have a material adverse effect on our business, operating results or financial condition. Further, because we rely mostly on internally developed software, we would not be able to rely upon assistance from third parties in the event that the software fails. See “Business — Technology.”

A single shareholder owns a large percentage of our outstanding stock.

      Our Chief Executive Officer, Steve Jobs, beneficially owns approximately 61% of our outstanding Common Stock as of March 4, 2002. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

Business interruptions could adversely affect our operations.

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Although we have a detailed disaster recovery plan which we regularly update, there can be no assurance that it will be effective in the event of a disaster. Our facilities in the State of California may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In the event of a short term power outage, we have installed UPS (uninterrupted power supply) equipment to protect our RenderFarm and other sensitive equipment, along with two 1.5 Megawatt backup generators. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn adversely affect our profitability. Although we carry business interruption insurance, there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

      The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. In response to such attacks, the United States is actively using military force to pursue those behind these attacks initiating broader actions against global terrorism. The continued threat of terrorism within the United States, the escalation of military action and heightened security measures in response to such further threats may cause significant disruption to commerce, including the entertainment industry, throughout the world. Such disruption in the future could have a material and adverse affect on our business and results of operations.

Work stoppages could adversely impact our operations.

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

      Substantially all of our revenues have been derived, and substantially all of our future revenues are expected to be derived, from the use and license of our proprietary technologies. We expect that we will be required to enhance these technologies and to develop new technologies in order to be successful in our industry and in the licensing of our RenderMan® software. We cannot provide any assurances that we will be successful in enhancing our existing technologies or in developing and utilizing new technologies, or that competitors will not develop technology that is equivalent or superior to our technologies or that makes our technologies obsolete. If we are unable to develop enhancements to our existing technologies or new technologies as required, or if the costs associated with developing those technologies continue to increase, our business, operating results or financial condition could be materially adversely affected. See “Business — Technology” and “Business — Competition — Movie Studios.”

There are various risks associated with our proprietary rights.

Our efforts to protect our proprietary technologies may not succeed.

      Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently own nineteen patents issued in the United States and eight issued in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. See “Business — Proprietary Rights.”

      The source code for our proprietary software is protected both as trade secrets and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license our RenderMan® software product, we primarily rely on “shrink wrap” licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable. See “Business — Proprietary Rights.”

Enforcing our proprietary rights may require litigation.

      Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. See “Business — Proprietary Rights.”

Others may assert infringement claims against us.

      One of the risks of the film production business is the possibility of claims that our productions infringe the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, our technology and software may be subject to patent, copyright or other intellectual property claims of third parties. We have received, and are likely to receive in the future, notice of claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all. See “Business — Proprietary Rights.”

Third-party technology licenses may not continue to be available to us in the future.

      We also rely on certain technology that we license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays in feature film releases or product releases until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product releases could materially adversely affect our business, operating results and financial condition. See “Business — Proprietary Rights.”

The market price of our common stock has been volatile in the past, and we expect such volatility to continue.

      The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, or other events or factors. For example, since January 1, 2001, our Common Stock has closed as low as $28.94 and as high as $46.49 per share. Moreover, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of such companies. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. See “Market for Registrant’s Common Stock and Related Shareholder Matters.”

      As described in “Risk Factors — Our operating results have fluctuated in the past and we expect such fluctuations to continue,” we believe that period-to-period comparisons of our results of operations may not be necessarily meaningful. Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. In addition, it is possible that in some future period our operating results will be below the expectations of public market analysts and investors or the guidance we have provided. In such event, the price of our Common Stock may be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Item 2.     Properties

      In November 2000, we moved our offices from leased facilities in Richmond, California to our new 215,000 square foot headquarters and studio facility in Emeryville, California. Through December 29, 2001, we incurred total capital expenditures of $104.5 million for the purchase of the land and the construction of our studio facility. In March 2000, we purchased an existing building on 1.76 acres in Emeryville for $7.7 million. Although we purchased the building for potential future expansion, we are currently renting it to commercial tenants. We used existing cash resources to fund these facility-related costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K.

Item 3.     Legal Proceedings

      We are involved in claims arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we believe these matters will be resolved without material adverse effect on our financial position or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of Pixar and their ages as of March 4, 2002 are as follows:

Name	Age	Position

Steve Jobs	47	Chairman and Chief Executive Officer
Edwin E. Catmull	56	President
Ann Mather	41	Executive Vice President, Chief Financial Officer and Secretary
John Lasseter	45	Executive Vice President, Creative Development
Sarah McArthur	45	Executive Vice President, Production

      Pixar’s executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of Pixar. There is no family relationship between any executive officer or director of Pixar.

      Mr. Jobs is a co-founder of Pixar and has served as its Chairman since March 1991 and as its Chief Executive Officer since 1986. He has been a director of Pixar since 1986. In addition, Mr. Jobs currently serves as Chief Executive Officer and as a member of the Board of Directors of Apple Computer, Inc. (“Apple”). Mr. Jobs was also a co-founder of NeXT Software, Inc. (“NeXT”), which developed and marketed object-oriented software for client/server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple. Mr. Jobs then served as an advisor on a limited basis, then interim Chief Executive Officer to Apple until assuming his current role as Chief Executive Officer of Apple. Mr. Jobs has also served as a director of Gap Inc. since September 1999.

      Dr. Catmull is a co-founder of Pixar and in January 2001 was promoted to President. Dr. Catmull has served as Executive Vice President and Chief Technical Officer since June 1995. From March 1991 to February 1995, he served as President, from November 1988 to March 1991 he served as Chairman and from February 1986 to November 1988 he served as President. In 1979, Dr. Catmull brought his high-technology expertise to the film industry as Vice President of the Computer Division of Lucasfilm, Ltd. During that time, Dr. Catmull managed four development efforts in the areas of computer graphics, video editing, video games and digital audio. He was also a key developer of Renderman®, the program that creates realistic digital effects for computer graphics and animation. Dr. Catmull has been honored with three Scientific and Technical Engineering Awards from the Academy of Motion Picture Arts and Sciences for his work, including an Oscar® “for significant advancements to the field of motion picture rendering as exemplified in Pixar’s Renderman®”. In 2000, he was inducted into the National Academy of Engineering. Dr. Catmull also won the Coons Award, which is the highest achievement in computer graphics, for his lifetime contributions. Dr. Catmull is a member of the Academy of Motion Picture Arts and Sciences and the Science and Technical Awards Committee. Dr. Catmull earned his B.S. degrees in computer science and physics and a Ph.D. in computer science from the University of Utah.

      Ms. Mather has served as Executive Vice President and Chief Financial Officer since September 1999. Ms. Mather has served as Secretary of Pixar since October 1999. Prior to joining Pixar, she was Executive Vice President and Chief Financial Officer of Village Roadshow Pictures. From 1992 to 1999, Ms. Mather held various executive positions at The Walt Disney Company including Senior Vice President of Finance and Administration of its Buena Vista International Theatrical Division (the division that markets and distributes all of Disney’s theatrical films outside of the U.S. and Canada). From 1991 to 1992, she was the European Controller for Alico, a division of AIG, Inc. From 1989 to 1991, she was Director of Finance for Polo Ralph Lauren Europe and from 1984 to 1988, Ms. Mather was at Paramount Pictures Corporation where she held various executive positions in London, Amsterdam and New York. Ms. Mather is a graduate of Cambridge University in England and is a chartered public accountant.

      Mr. Lasseter is a two-time Academy Award®-winning director and animator. In addition to serving as head of all of Pixar Animation Studios’ films and projects as Executive Vice President of Creative, he directed Toy Story, (the first feature-length computer animated film) for which he won a special Achievement Academy Award®, A Bug’s Life and Toy Story 2. He most recently served as executive producer of Monsters, Inc., and in 2001, he was given an honorary doctorate degree from the American Film Institute. Mr. Lasseter is currently in development on his fourth feature film. Mr. Lasseter directed the first computer-animated feature film, Toy Story, for which he received a Special Achievement Oscar® and was nominated for Best Original Screenplay, the first animated film ever to receive an Oscar® nomination for screenplay. Mr. Lasseter has written and directed a number of short films and television commercials while at Pixar: Luxo Jr. (1986 Academy Award® nominee), Red’s Dream (1987), Tin Toy (1988 Academy Award® Winner) and Knickknack (1989), which was produced as a 3D stereoscopic film. Tin Toy was the first computer animated film to win an Oscar®, when it won the 1988 Academy Award® for Best Animated Short Film. Mr. Lasseter also designed and animated the Stained Glass Knight character in the 1985 Steven Spielberg production, Young Sherlock Holmes. Mr. Lasseter joined Lucasfilm’s Computer Division in 1984, and was a founding member of Pixar when it was formed in February, 1986. Prior to this, he spent five years as an animator at The Walt Disney Company, where he worked on such films as The Fox and the Hound and Mickey’s Christmas Carol. He earned his B.F.A. in film from the California Institute of the Arts where he produced two animated films, each winners of the student Academy Award® for Animation; Lady and the Lamp in 1979 and Nightmare in 1980. His very first award came at the age of five when he won $15.00 from the Model Grocery Market in Whittier, California for a crayon drawing of the Headless Horseman.

      Ms. McArthur has served as Vice President, Production since May 1997 and was promoted to Executive Vice President, Production on February 4, 1999. Ms. McArthur oversees all Pixar production teams and manages all aspects of making the films. From 1989 to April 1997, Ms. McArthur worked at The Walt Disney Company, where she was most recently Vice President of Production for Disney Feature Animation, overseeing the production of feature animation films in Disney’s California, Florida and Paris studios. During Ms. McArthur’s eight years at Disney, she was the Production Manager on The Rescuers Down Under,went on to be the Associate Producer on Beauty and the Beast and an Executive Producer on The Lion King. She was appointed Director of Production in late 1991 and promoted to Vice President of Production in 1994. Prior to working at Disney, Ms. McArthur worked at the Mark Taper Forum as their Production Manager of special projects. Ms. McArthur earned her B.A. degree in Theatre from the University of California, Santa Barbara, and she attended Carnegie-Mellon University’s M.F.A. program in Theater Arts. Ms. McArthur is a member of the Academy of Motion Picture Arts and Sciences.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Shareholder Matters

      Our Common Stock trades on The Nasdaq Stock Market’s Nasdaq National Market under the trading symbol “PIXR.” The following table sets forth the high and low sale prices per share of our Common Stock for the periods indicated.

	High	Low

2000
First Quarter	$39.88	$33.25
Second Quarter	$40.50	$32.20
Third Quarter	$37.88	$31.31
Fourth Quarter	$33.94	$25.63
2001
First Quarter	$40.00	$28.94
Second Quarter	$46.49	$29.13
Third Quarter	$44.09	$31.95
Fourth Quarter	$42.72	$32.78

      As of March 4, 2002, we had approximately 4,111 shareholders of record. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The price for the Common Stock as of the close of business on March 4, 2002 was $35.50 per share. We have never paid any cash dividends on our Common Stock. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

      In connection with entering into the Co-Production Agreement with Disney in February 1997, we granted two warrants to Disney:

•	a warrant to purchase 750,000 shares of our Common Stock at an exercise price of $20.00 per share, and

•	a warrant to purchase 750,000 shares of our Common Stock at an exercise price of $25.00 per share.

      In October 2001, Disney fully exercised these two warrants. In lieu of exercising these warrants for cash, Disney net-exercised these warrants (i.e., Disney elected to pay the exercise price by surrendering a number of shares of our Common Stock equal in value to the aggregate exercise price of the warrants). As a result, Disney received an aggregate of 640,651 shares of our Common Stock from the exercise of the warrants. The issuance of these shares of Common Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.     Selected Financial Data

      The following selected financial data is derived from our financial statements. This data should be read in conjunction with the Financial Statements and Notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Revenue	$34,699	$14,307	$121,037	$172,267	$70,223
Net income from continuing operations	21,956	7,464	49,102	78,027	36,006
Net income	22,190	7,822	49,224	78,433	36,217
Basic net income per share from continuing operations	0.53	0.17	1.06	1.65	0.75
Basic net income per share	0.54	0.18	1.07	1.66	0.75
Diluted net income per share from continuing operations	0.46	0.14	0.99	1.56	0.71
Diluted net income per share	0.46	0.15	0.99	1.57	0.71
Total assets	231,068	250,806	374,905	479,603	523,294
Total shareholders’ equity	217,300	235,047	344,707	435,720	505,686

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. In 1991, we entered into a feature film agreement (the “Feature Film Agreement”) with Walt Disney Pictures, a wholly owned subsidiary of the Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), for the development and production of up to three animated feature films to be marketed and distributed by Disney. Our share of revenues and expenses from Toy Story was governed by the terms of the Feature Film Agreement.

      In February 1997, we entered into the Co-Production Agreement (which superseded the Feature Film Agreement) with Disney pursuant to which we, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures, and share equally in the profits of each Picture and any related merchandise as well as other ancillary products, after recovery of all marketing and distribution costs (which Disney finances), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that we will be responsible for the production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture.

      All payments to us from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, Film Six, and Film Seven under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, we have netted the reimbursements against the related costs. These reimbursed costs through the end of 2001 are set forth in Note 4 of Notes to Financial Statements.

      Our second feature film, A Bug’s Life, was released in November 1998 and counts as the first original Picture under the Co-Production Agreement. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse us for our share of certain general and administrative costs and certain research and development costs that benefit the productions. In November 1999, Toy Story 2, our third animated feature film was released. As a theatrical sequel, Toy Story 2 is a derivative work of the original Toy Story and therefore it does not count toward the five original Pictures to be produced under the Co-Production Agreement. As a derivative work, Toy Story 2 is treated as a Picture under the Co-Production Agreement, and all the provisions applicable to the five original Pictures apply.

      On November 2, 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. We are currently in various stages of production on three films, Finding Nemo, Film Six and Film Seven. These films will be produced and distributed under the Co-Production Agreement and will count as the third, fourth, and fifth films of the Pictures to be produced under the Co-Production Agreement. We expect to release Finding Nemo in summer 2003 at the earliest. Film Six and Film Seven are currently targeted for release no earlier than 2004 and 2005, respectively.

Critical Accounting Policies

Revenue Recognition

      We recognize film revenue from the distribution of our animated feature films and related products when earned and reasonably estimable in accordance with SOP 00-2 — “Accounting by Producers or Distributors of Films” (SOP 00-2). The following are the conditions that must be met in order to recognize revenue in accordance with SOP 00-2:

•	Persuasive evidence of a sale or licensing arrangement with a customer exists;

•	the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	the license period of the arrangement has begun and the customer can begin its exploitation or sale;

•	the arrangement fee is fixed and determinable; and

•	collection of the arrangement fee is reasonably assured.

      Under the Co-Production Agreement, we share equally with Disney in the profits of Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Beginning in 2000, we had an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits. Although our revenues are based on the information we receive from Disney, we may make adjustments to that information based on our estimates and judgments. For example, our theatrical revenues may be adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation.

      The amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although Disney provides us with the most current information available to enable us to recognize our share of revenue and determine our film gross profit, Disney may also make subsequent adjustments to the information that it has provided, and these adjustments could have a material impact on our operating results in later periods. As additional information becomes available from Disney on a more timely basis, it may result in a change of estimation for revenue recognition. Additionally, we have the right to audit Disney’s books and records related to the Pictures per the terms of the Co-Production Agreement, which could result in adjustments that may be material to the financial statements in any given quarter or quarters. Any revenue received in advance from Disney is deferred and recorded as revenue when earned.

      In accordance with the provisions of SOP 00-2, library titles are defined as occurring three years from the film’s initial release. Currently, Toy Story and A Bug’s Life are classified as library titles. The term library titles is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with the Company’s revenue recognition policy for film revenue.

Film Production Costs

      We capitalize our share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. Film production costs in excess of reimbursable amounts from Disney are capitalized. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses. In addition to the films produced, we are also working on concept development for several new projects, the costs of which are capitalized as film costs. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

      Once a film is released, capitalized film production costs will be amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual film forecast method. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. We make certain estimates and judgments of our future gross revenues to be received for each film based on information received from Disney, and our knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value.

Results of Operations

Revenue

      Total revenue, which consists of film and animation services revenue and software revenue, amounted to $121.0 million in 1999, $172.3 million in 2000 and $70.2 million in 2001.

      Film and animation services revenue was $115.3 million in 1999, $163.2 million in 2000 and $63.4 million in 2001. Film revenue was $114.4 million in 1999, $162.3 million in 2000 and $62.7 million in 2001. Film revenues for 1999 resulted primarily from A Bug’s Life theatrical, home video and merchandise revenues. Revenues for 2000 were also derived from A Bug’s Life, and the Toy Story franchise, including royalties from Buzz Lightyear of Star Command direct-to-video and television series. The higher revenues in 2000 relative to both 1999 and 2001, were primarily due to the tremendous success of Toy Story 2 in both theatrical and home video markets.

      Film revenues for 2001 consisted of $27.1 million in revenues from our library titles, A Bug’s Life and Toy Story, $23.5 million from Toy Story 2, and $12.1 million from Monsters, Inc. Revenues from our library titles resulted primarily from worldwide television sales, home video sales, merchandising sales and revenue resulting from a one-time transaction associated with interactive games. Included within these amounts were revenues of approximately $2.0 million resulting from a change in our method of estimating certain merchandising revenues due to improved information received from Disney. Revenues for Toy Story 2 were comprised primarily of worldwide television and home video sales, continued merchandise sales and other ancillary revenues, as well as one-time revenues associated with interactive games. These revenues were partially offset by additional expenses associated with home video sales. Revenues for Monsters, Inc. were derived from the domestic box office receipts, initial merchandise sales and ancillary royalties. Additionally, in the fourth quarter of 2001, we recorded an increase in revenues for our titles resulting from adjustments made by Disney for reduced marketing expenses of $1.3 million.

      Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. Software revenue was $5.7 million in 1999, $9.1 million in 2000 and $6.9 million in 2001. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. In spite of the increase in software revenue for the year 2000, our primary focus is on content creation for animated feature films and related products, and as a result, we have not increased the time and resources necessary to generate significantly higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenue derived from software licenses and that such revenue will remain flat or possibly decline as seen in 2001. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the life of the maintenance agreement, which ranges from 12 to 24 months in duration. All historical and future royalty income, if any, associated with our discontinued CD-ROM division is now and will continue to be excluded from software revenue and presented in results of discontinued operations.

      For fiscal years 1999, 2000 and 2001, Disney accounted for 95%, 95% and 91%, respectively, of our revenue from continuing operations, attributable to film related revenue, animation services and software revenue.

Cost of Revenue

      Cost of film and animation services revenue was $31.0 million in 1999, $36.4 million in 2000 and $11.8 million in 2001 and represents amortization of capitalized film costs. Cost of film revenue as a percentage of film revenue for fiscal year 1999, 2000 and 2001 was 27%, 22% and 18%, respectively. Our cost of revenue as a percentage of film revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the film forecast method for an individual film. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs were fully amortized by December 31, 1997. For 1999, the cost of revenue percentage was driven primarily from the amortization of capitalized film costs for A Bug’s Life. The decline in cost of film revenue as a percentage of total film revenue from 1999 to 2000, can be attributed to increased revenue related to Toy Story in 2000 and lower amortization percentages for Toy Story 2 and A Bug’s Life in 2000 relative to 1999. The decline in cost of film revenue as a percentage of total film revenue from 2000 to 2001 can be attributed to a higher proportion of revenues resulting from Toy Story and A Bug’s Life which had lower percentages of cost amortization than Toy Story 2.

      Cost of software revenue consists of the direct cost and manufacturing overhead required to reproduce and to package our software products, as well as amortization of purchased technology. Cost of software revenue includes no amortization of internal software development expenses since no such expenses have been capitalized. Cost of software revenue as a percentage of the related revenue decreased from 12% in 1999, to 6% in 2000 and increased slightly to 8% in 2001. Cost of software revenue in all three years was due primarily to the amortization of purchased technology associated with the acquisition of PEI. Approximately $2.7 million of the PEI purchase price was assigned to purchased technology, which PEI licensed to a third party. As a result of the ongoing amortization of this purchased technology of $480,000, it is likely that our software gross profit will vary from year to year as compared to software gross profit prior to the 1998 acquisition.

Operating Expenses

      Total operating expenses increased from $14.8 million in 1999, to $14.9 million in 2000 and $16.4 million in 2001. We anticipate an increase in operating expenses in future periods due to the growth experienced by the studio as we ramp up production on our three current film projects. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. See Note 4 of Notes to Financial Statements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

      Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan® product, for our proprietary MarionetteTM and RingmasterTM animation and production management software and for creative development for future films. Research and development expenses were $6.3 million in 1999, $5.6 million in 2000 and $6.3 million in 2001. Research and development expenses decreased from $6.3 million in 1999 to $5.6 million in 2000 due primarily to a decrease in costs associated with short film projects resulting from a one-time $523,000 additional reimbursement during 2000 from Disney under the Co-Production Agreement for certain research and development expenses incurred prior to fiscal year 2000. In addition, research and development expenses during 2000 decreased due to diverting personnel and other resources to the current productions and a decrease in employee costs related to Toy Story 2. After allowing for the one-time reimbursement, the slight increase in research and development expenses for 2001 was primarily attributable to increases in employee related expenses associated with additional staffing for research and development, offset by a reduction in short film project and creative development costs. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software segment. Sales and marketing expenses for 1999 and 2000 remained relatively flat at $1.5 million and $1.6 million, respectively, and increased to $2.0 million in 2001. The increase in expenses during 2001 was primarily due to additional expenses associated with the corporate marketing and creative resources departments related to the release of our new film, Monsters, Inc. We believe that sales and marketing expenses will continue to increase in future periods, particularly in the areas of public relations and corporate marketing.

      General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses have increased from $7.0 million in 1999, to $7.7 million in 2000 and $8.1 million in 2001. The increase in general and administrative expenses from 1999 to 2000 was primarily due to increased general and administrative headcount and related compensation costs necessary to support our infrastructure and public company related costs. The increase from 2000 to 2001 was primarily due to increases in employee related costs and insurance, which were offset by reductions in public company costs. General and administrative expenses may increase in future periods.

Other Income, Net

      Other income, net was $7.5 million in 1999, $13.0 million in 2000 and $14.4 million in 2001. Other income, net consists primarily of interest income from investments. The increase from 1999 to 2000 is primarily due to an increase in interest income resulting from higher interest rates and an increase in our average cash, cash equivalents and short-term investment balances during the year. The increase from 2000 to 2001 is primarily due to a one-time, non-recurring settlement of approximately $2 million not derived from our ordinary course of business. Although our average cash, cash equivalents and short-term investment balances increased during the year, interest income decreased slightly due to declining interest rates during 2001.

     Income Taxes

      Income tax expense from continuing operations of $32.9 million, $55.4 million and $19.9 million reflects our effective tax rates of 40.1%, 41.5% and 35.6% for 1999, 2000, and 2001, respectively. Due to the increase in earnings and the use of all net operating loss carryforwards by the first quarter of 1999, income tax expense increased significantly in 1999 and 2000. Our income tax rate is lower in 2001 due to the utilization of research and experimentation credits for federal and state tax purposes, as well as the utilization of certain other state credits and exemptions. We expect our effective tax rate may increase in future periods. See Note 6 of Notes to Financial Statements.

Liquidity and Capital Resources

      Cash and short-term investments increased from $202.8 million at December 30, 2000 to $278.6 million at December 29, 2001. The increase was primarily due to cash received from Disney for our share of film revenue, as well as software revenue, interest income and proceeds from stock option exercises. This increase was partially offset by film production spending and construction expenditures on our studio and headquarter facilities in Emeryville, California.

      In 1999, cash provided by operating activities was attributable to net income of $49.2 million primarily resulting from film revenue related to A Bug’s Life, the non-cash impact of deferred income taxes and tax benefit from option exercises of $19.6 million, and the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $36.5 million. In 2000, cash provided by operating activities was primarily attributable to net income of $78.4 million resulting primarily from film revenue related to Toy Story 2, cash provided by unearned revenue totaling $14.1 million, the non-cash impact of deferred income taxes and tax benefit from option exercises of $14.9 million, and the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $40.3 million. Cash provided by operating activities for 2000 was partially offset by receivables from Disney of $61.8 million. In 2001, cash provided by operating activities was attributable to net income of $36.2 million resulting primarily from film revenue related to our film library, Toy Story 2 and Monsters, Inc., cash collections on Disney receivables of $60.3 million, the non-cash impact of deferred income taxes and tax benefit from option exercises of $12.3 million, and the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $18.8 million. Cash provided by operating activities for 2001 was partially offset by decreases in net accounts payable and accrued liabilities of $5.2 million, income taxes payable of $6.8 million and unearned revenue of $13.3 million. In 1999, 2000 and 2001, cash used in investing activities primarily consisted of investments in short-term securities, capitalized film production costs and purchase of property and equipment, as described below, offset by net proceeds from sales of short-term investments. In 1999, 2000 and 2001, cash provided by financing activities primarily consisted of proceeds from exercised stock options.

      As of December 29, 2001, our principal source of liquidity was approximately $278.6 million in cash, cash equivalents and short-term investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the next three original animated feature films which we produce including Finding Nemo, Film Six and Film Seven. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered. Future minimum lease payments under non-cancelable operating leases for fiscal years 2002, 2003, 2004 and 2005 will be $601,000, $383,000, $262,000 and $23,000, respectively. See Note 8 of Notes to Financial Statements.

      Film Production Costs Under Co-Production Agreement. In fiscal 2002, we expect to spend approximately $59.9 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

      Facility Related Capital Expenditures. In fiscal 2002, we expect to spend approximately $4 million to $6 million related to capital expenditures for our Emeryville headquarters and studio and other facility related projects.

      We believe that our current available funds and forecasted cash from operations in 2002 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the production costs of Finding Nemo, Film Six and Film Seven. There can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville facility and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which supersedes APB 17, “Intangible Assets” (SFAS 142), which addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. As identifiable intangible assets as of December 29, 2001 were $480,000, we do not expect the adoption of SFAS 142 to have a material impact on our financial position or results of operations.

      On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

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

      All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115. The table below provides information regarding our investment portfolio at December 29, 2001. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than	Over
	1 year	1 year	Total

Available-for-sale securities	$68,734	$153,576	$222,310
Weighted-average interest rate	4.91%	3.75%	4.11%

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

Item 8.     Financial Statements and Supplementary Data

      The financial statements required pursuant to this item are included in Part IV, Item 14 of this Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in the notes to the financial statements under the subsection entitled “Quarterly Financial Information (Unaudited)”, beginning on page F-19.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Company

Directors

      The members of our Board of Directors as of March 4, 2002 are as follows:

Name	Age	Position with Pixar

Steve Jobs	47	Chairman and Chief Executive Officer
Edwin E. Catmull	56	President and Director
Jill E. Barad	50	Director
Skip M. Brittenham	60	Director
Joseph A. Graziano	58	Director
Lawrence B. Levy	42	Director
Joe Roth	53	Director
Larry W. Sonsini	61	Director

      Mr. Jobs is a co-founder of Pixar and has served as Chairman since March 1991, and as Chief Executive Officer since February 1986. He has been a director of Pixar since February 1986. In addition, Mr. Jobs is currently Chief Executive Officer and a member of the Board of Directors of Apple Computer, Inc. (“Apple”). Mr. Jobs was also a co-founder of NeXT Software, Inc. (“NeXT”), which developed and marketed object-oriented software for client/server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple. Mr. Jobs then served as an advisor to Apple on a limited basis and served as interim Chief Executive Officer until assuming his current role as Chief Executive Officer at Apple. Mr. Jobs has also served as a director of Gap, Inc. since September 1999.

      Dr. Catmull is a co-founder of Pixar and in January 2001 was promoted to President. Dr. Catmull has served as Executive Vice President and Chief Technical Officer since June 1995. From March 1991 to February 1995, he served as President, from November 1988 to March 1991 he served as Chairman and from February 1986 to November 1988 he served as President. In 1979, Dr. Catmull brought his high-technology expertise to the film industry as Vice President of the Computer Division of Lucasfilm, Ltd. During that time, Dr. Catmull managed four development efforts in the areas of computer graphics, video editing, video games and digital audio. He was also a key developer of Renderman®, the program that creates realistic digital effects for computer graphics and animation. Dr. Catmull has been honored with three Scientific and Technical Engineering Awards from the Academy of Motion Picture Arts and Sciences for his work, including an Oscar® “for significant advancements to the field of motion picture rendering as exemplified in Pixar’s Renderman®”. In 2000, he was inducted into the National Academy of Engineering. Dr. Catmull also won the Coons Award, which is the highest achievement in computer graphics, for his lifetime contributions. Dr. Catmull is a member of the Academy of Motion Picture Arts and Sciences and the Science and Technical Awards Committee. Dr. Catmull earned his B.S. degrees in computer science and physics and a Ph.D. in computer science from the University of Utah.

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

      Mr. Brittenham has served as a director of Pixar since August 1995. He is a senior partner with the law firm of Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman, an entertainment law firm, founded in 1978. Mr. Brittenham currently serves on the board of, or is a trustee of numerous charitable organizations, including Conservation International, KCET, the Environmental Media Association and the Alternative Medical AIDS Foundation. Mr. Brittenham received a B.S. from the United States Air Force Academy and a J.D. from the University of California at Los Angeles.

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

      Mr. Roth has served as a director of Pixar since October 2000. Mr. Roth formed Revolution Studios, an independent movie studio, in January 2000. From April 1996 to January 2000, Mr. Roth was Chairman of Walt Disney Studios. From August 1994 to April 1996, Mr. Roth was Chairman of the Walt Disney Motion Pictures Group. From 1992 to 1994 he ran Caravan Pictures for Disney. From July 1989 to November 1992, Mr. Roth served as Chairman of 20th Century Fox. Prior to Fox, Mr. Roth was an independent producer/director and co-founded Morgan Creek Pictures. Mr. Roth received a B.S. from Boston University.

      Mr. Sonsini has served as a director of Pixar since April 1995 and served as Secretary from April 1995 to October 1995. He has been an attorney with the law firm of Wilson Sonsini Goodrich & Rosati since 1966 and currently serves as Chairman and Chief Executive Officer. Mr. Sonsini also serves as a director for Brocade,

Inc., Commerce One, Echelon Corporation, Lattice Semiconductor Corporation, LSI Logic Corporation, Novell, Inc. and Tibco Software. Mr. Sonsini received A.B. and L.L.B. degrees from the University of California, Berkeley.

Executive Officers

      The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” at the end of Part I of the Company’s Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers, directors and persons who own more than ten percent of our Common Stock, to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Such executive officers, directors and ten-percent shareholders are also required by SEC rules to furnish Pixar with copies of all such forms that they file.

      Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during fiscal 2001 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders were complied with.

Item 11.     Executive Compensation

Summary Compensation Table

      The following table shows, as to our Chief Executive Officer and each of the four most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year (the “Named Officers”), information concerning compensation paid for services to us in all capacities during the last three fiscal years.

						Long Term
						Compensation
						Awards

		Annual Compensation				Securities
						Underlying	All Other
Name and Principal Position	Year	Salary($)		Bonus($)		Options(#)	Compensation

Steve Jobs	2001	$52		$—		—	—
Chairman, Chief Executive Officer	2000	52		—		—	—
	1999	52		—		—	—
Edwin E. Catmull	2001	498,088		—		—	—
President	2000	392,793		—		500,000	—
	1999	322,596		54,167		—	—
Ann Mather	2001	416,074		—		—	—
Executive Vice President,	2000	400,005		—		—	—
Chief Financial Officer	1999	124,617	(1)	203,600		500,000	—
John Lasseter	2001	2,122,694		5,000,000	(2)	—	571,044 (3)
Executive Vice President,	2000	879,567		600,000		1,000,000	—
Creative Development	1999	806,726		900,000		—	—
Sarah McArthur	2001	419,246		—		—	—
Executive Vice President,	2000	392,793		—		—	—
Production	1999	322,596		54,167		—	—

(1)	Ms. Mather joined Pixar in September 1999.

(2)	This amount includes $60,000 that was paid to Mr. Lasseter’s designees.

(3)	This amount includes $332,947 paid in lieu of vacation and $238,097 paid in lieu of a sabbatical.

Option Grants in Last Fiscal Year

      No options were granted to the Named Officers during fiscal year 2001.

Option Exercises and Holdings

      The following table sets forth, for each of the Named Officers, certain information concerning stock options exercised during fiscal 2001, and the number of shares subject to both exercisable and unexercisable stock options as of December 29, 2001. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 29, 2001.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at Fiscal Year End		at Fiscal Year End($)(1)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Steve Jobs	—	—	—	—	—	—
Edwin E. Catmull	—	—	—	500,000	—	$5,100,000
Ann Mather	—	—	250,000	250,000	$690,625	690,625
John Lasseter	—	—	490,003	899,997	13,514,406	9,179,969
Sarah McArthur	35,000	$694,938	90,000	200,000	2,155,500	3,065,000

(1)	Market value of underlying securities based on the closing price of Pixar’s Common Stock on December 28, 2001 (the last trading day of fiscal 2001) on the Nasdaq National Market of $36.70 minus the exercise price.

Employment Agreements

      In March 2001, we entered into an employment agreement with John Lasseter (the “Employment Agreement”), which has a term of 10 years. The Employment Agreement supercedes our prior employment agreement with Mr. Lasseter, which was entered into in February 1997. Pursuant to the Employment Agreement, Mr. Lasseter received a signing bonus of $5,000,000, of which $60,000 was paid to Mr. Lasseter’s designees. The Employment Agreement also provides for a current annual salary of $2,500,000 with 5% annual increases. In connection with the Employment Agreement, Mr. Lasseter was previously granted an option to purchase 1,000,000 shares of our common stock at the fair market value on the date of such grant. The option vests on an equal monthly basis over the ten-year term of the agreement, except for options that vest on the last month will vest on the penultimate month of this ten-year period. Under the Employment Agreement, Mr. Lasseter will direct three Feature Films (a Feature Film is defined as a feature-length animated motion picture) and he has the option to direct certain sequels to Feature Films he has directed if we elect to produce such sequels within 12 years of the initial release of the applicable Feature Film. In addition, at our request, Mr. Lasseter will provide writing services and supervisory services to create stories, treatments and screenplays for Feature Films, and Mr. Lasseter will also provide executive producing services on Feature Films, made-for-home videos and short-subject motion pictures that Mr. Lasseter does not direct. During the term of the Employment Agreement, Mr. Lasseter is prohibited from accepting other employment and from becoming financially interested or associated with any entity engaged in a related or competitive business. We can terminate the Employment Agreement at any time for any reason. If we terminate Mr. Lasseter’s employment without cause, we must (1) pay an amount equal to 75% of the balance of the salary Mr. Lasseter would have earned through the remainder of the term of the Employment Agreement and (2) accelerate the unvested portion of Mr. Lasseter’s option so that the option would be exercisable in full. In addition, Mr. Lasseter would be able to accept employment with any third party.

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

      Non-employee directors are eligible to receive option grants pursuant to our 1995 Director Option Plan (the “Director Plan”) which was adopted by the Board of Directors in October 1995, approved by the shareholders in November 1995 and took effect in November 1995. A total of 200,000 shares of Common Stock has been reserved for issuance under the Director Plan. As of March 4, 2002, there were 200,000 options outstanding under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 30,000 shares of Common Stock (the “First Option”) to each non-employee director who first becomes a non-employee director (other than an employee director who ceases to be an employee but remains a director) after the effective date of the Director Plan on the date on which such person first becomes a non-employee director. Beginning on the third anniversary of the date he or she became an outside director, each non-employee director will automatically be granted an option to purchase 10,000 shares of Common Stock (a “Subsequent Option”) each year on the date of such anniversary, provided he or she is then a non-employee director. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-third of the shares subject to a First Option will vest one year after its date of grant and an additional one-third will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. All of the shares subject to a Subsequent Option will vest one year after the date of the option grant, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of Pixar’s Common Stock on the date of the grant of the option. Ms. Barad was granted a Subsequent Option in July 2001 at an exercise price of $40.87 per share. Mr. Sonsini was granted a Subsequent Option in April 2001 at an exercise price of $31.86 per share. Messrs. Brittenham and Graziano were each granted Subsequent Options in August 2001 at an exercise price of $40.20 per share. Mr. Roth and Mr. Levy, non-employee directors of Pixar, will be eligible for Subsequent Options under the Director Plan on the third anniversary of the dates they became directors. Messrs. Sonsini, Brittenham and Graziano and Ms. Barad, also non-employee directors, are eligible for Subsequent Options each year on the anniversary of the dates they became directors.

Compensation Committee Interlocks and Insider Participation

      Pixar’s Compensation Committee was formed in 1995 and is currently composed of Ms. Barad and Mr. Graziano. No interlocking relationships exist between any member of Pixar’s Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Pixar.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of Common Stock of Pixar as of March 4, 2002 for the following: (i) each person who is known by Pixar to own beneficially more than 5% of the outstanding shares of Pixar’s Common Stock; (ii) each of Pixar’s directors; (iii) each of the Named Officers; and (iv) all directors and executive officers of Pixar as a group.

	Number of	Percent
Name of Beneficial Owner	Shares(1)	of Total(1)

Steve Jobs	30,000,001	60.6%
c/o Pixar 1200 Park Avenue Emeryville, CA 94608
The TCW Group, Inc.(2)	8,216,351	16.6%
865 South Figueroa St. Los Angeles, CA 90017
John Lasseter(3)	749,828	1.5
Edwin E. Catmull(4)	422,800	*
Sarah McArthur(5)	90,000	*
Ann Mather(6)	250,000	*
Lawrence B. Levy	25,010	*
Joe Roth(7)	10,000	*
Larry W. Sonsini(8)	44,528	*
Skip M. Brittenham(9)	60,000	*
Joseph A. Graziano(10)	30,000	*
Jill E. Barad (11)	41,000	*
All directors and executive officers as a group (11 persons)(12)	31,723,167	64.1%

*	Represents less than 1% of the total.

(1)	Based on 49,499,873 shares outstanding on March 4, 2002. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of March 4, 2002 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2)	As indicated in the Schedule 13G filed by The TCW Group, Inc. pursuant to the Exchange Act on February 13, 2002.

(3)	Includes 498,338 shares subject to options that are exercisable within 60 days of March 4, 2002.

(4)	Includes 125,000 shares subject to options that are exercisable within 60 days of March 4, 2002.

(5)	All 90,000 shares are subject to options that are exercisable within 60 days of March 4, 2002.

(6)	All 250,000 shares are subject to options that are exercisable within 60 days of March 4, 2002.

(7)	All 10,000 shares are subject to options that are exercisable within 60 days of March 4, 2002.

(8)	Includes 40,000 shares subject to options that are exercisable within 60 days of March 4, 2002.

(9)	All 60,000 shares are subject to options that are exercisable within 60 days of March 4, 2002.

(10)	All 30,000 shares are subject to options that are exercisable within 60 days of March 4, 2002.

(11)	Includes 40,000 shares subject to options that are exercisable within 60 days of March 4, 2002.

(12)	Includes 1,143,338 shares subject to options that are exercisable within 60 days of March 4, 2002.

Item 13.     Certain Relationships and Related Transactions

      We have engaged the law firm of Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman (“ZBBFG&S”) to handle certain legal matters. Skip M. Brittenham, a director of Pixar, is a senior partner of the firm. We have also engaged the law firm of Wilson Sonsini Goodrich & Rosati (“WSGR”) to handle certain legal matters. Larry W. Sonsini, a director of Pixar, is Chairman and Chief Executive Officer of the firm. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to ZBBFG&S in consideration for services rendered. Payments by us to each of ZBBFG&S and WSGR did not exceed five percent of either law firm’s respective gross revenues in the last fiscal year of either such firm.

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

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) We have filed the following documents as part of this Form 10-K:

      1. Financial Statements.

      2. Financial Statement Schedule. We have filed the following financial statement schedule for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 as part of this Form 10-K. It should be read in conjunction with our Financial Statements, and related notes.

Independent Auditors’ Report on Financial Statement Schedule	S-1
Schedule II — Valuation and Qualifying Accounts and Reserves	S-2

      We have omitted schedules not listed above since they are either not required, not applicable, or the information is otherwise included.

      3. Exhibits. See Item 14(c) below.

      (b) Reports on Form 8-K. We filed no reports on Form 8-K during the fourth quarter ended December 29, 2001.

      (c) Exhibits. We have filed, or incorporated into the Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

      (d) Financial Statement Schedule. See Item 14(a) above.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders, Pixar:

      We have audited the accompanying balance sheets of Pixar as of December 30, 2000 and December 29, 2001 and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2001. These financial statements are the responsibility of Pixar’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pixar as of December 30, 2000 and December 29, 2001, and the results of its operation and its cash flows for each of the years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Francisco, California

February 1, 2002

PIXAR

BALANCE SHEETS

	December 30,	December 29,
	2000	2001

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$63,241	$56,289
Short-term investments	139,514	222,310
Trade accounts receivable, net of allowance for returns and doubtful accounts of $170 and $552 as of 2000 and 2001, respectively	1,136	1,516
Due from Disney	73,850	13,512
Other receivables	3,121	5,632
Prepaid expenses and other assets	4,903	3,528
Deferred income taxes	25,915	21,673
Property and equipment, net	110,891	111,995
Capitalized film production costs	57,032	86,839

Total assets	$479,603	$523,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,622	$4,843
Income taxes payable	9,650	1,808
Accrued liabilities	17,229	8,844
Unearned revenue	15,382	2,113

Total liabilities	43,883	17,608

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 47,633,372 and 49,445,956 shares issued and outstanding as of December 30, 2000 and December 29, 2001, respectively	293,209	325,362
Accumulated other comprehensive income	249	1,845
Retained earnings	142,262	178,479

Total shareholders’ equity	435,720	505,686

Total liabilities and shareholders’ equity	$479,603	$523,294

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

	Years Ended

	January 1,	December 30,	December 29,
	2000	2000	2001

	(In thousands, except per share data)
Revenue:
Film and animation services	$115,291	$163,154	$63,365
Software	5,746	9,113	6,858

Total revenue	121,037	172,267	70,223

Cost of revenue:
Film and animation services	31,016	36,433	11,769
Software	689	571	549

Total cost of revenue	31,705	37,004	12,318

Gross profit	89,332	135,263	57,905

Operating expenses:
Research and development	6,281	5,562	6,341
Sales and marketing	1,501	1,615	1,991
General and administrative	7,016	7,686	8,057

Total operating expenses	14,798	14,863	16,389

Income from continuing operations	74,534	120,400	41,516
Other income, net	7,469	12,978	14,355

Income from continuing operations before taxes	82,003	133,378	55,871
Income tax expense	32,901	55,351	19,865

Net income from continuing operations	49,102	78,027	36,006
Income from discontinued operations (includes income tax expense of $62, $279 and $140 in 1999, 2000 and 2001, respectively)	122	406	211

Net income	$49,224	$78,433	$36,217

Basic net income per share from continuing operations	$1.06	$1.65	$0.75
Basic net income per share from discontinued operations	0.01	0.01	0.00

Basic net income per share	$1.07	$1.66	$0.75

Shares used in computing basic net income per share	46,148	47,280	48,276

Diluted net income per share from continuing operations	$0.99	$1.56	$0.71
Diluted net income per share from discontinued operations	0.00	0.01	0.00

Diluted net income per share	$0.99	$1.57	$0.71

Shares used in computing diluted net income per share	49,810	49,851	51,030

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Accumulated
			Other
	Common Stock		Comprehensive			Total
			Income	Deferred	Retained	Shareholders’	Comprehensive
	Shares	Amount	(Loss)	Compensation	Earnings	Equity	Income

	(In thousands)
Balances, January 2, 1999	45,336	$220,397	$149	$(104)	$14,605	$235,047
Exercise of stock options, including tax benefit	1,623	60,877	—	—	—	60,877
Amortization of deferred compensation	—	—	—	104	—	104
Other comprehensive income (net of tax benefit of $364)	—	—	(545)	—	—	(545)	(545)
Net income	—	—	—	—	49,224	49,224	49,224

Balances, January 1, 2000	46,959	281,274	(396)	—	63,829	344,707	$48,679

Exercise of stock options, including tax benefit	674	11,935	—	—	—	11,935
Other comprehensive income (net of tax expense of $440)	—	—	645	—	—	645	645
Net income	—	—	—	—	78,433	78,433	78,433

Balances, December 30, 2000	47,633	293,209	249	—	142,262	435,720	$79,078

Exercise of stock options, including tax benefit	1,172	32,153	—	—	—	32,153
Conversion of Disney warrants	641	—	—	—	—	—
Other comprehensive income (net of tax expense of $1,173)	—	—	1,596	—	—	1,596	1,596
Net income	—	—	—	—	36,217	36,217	36,217

Balances, December 29, 2001	49,446	$325,362	$1,845	$—	$178,479	$505,686	$37,813

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

	Years Ended

	January 1,	December 30,	December 29,
	2000	2000	2001

	(In thousands)
Cash flows from operating activities:
Net income	$49,224	$78,433	$36,217
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	(122)	(406)	(211)
Amortization of deferred compensation, net of capitalization	104	—	—
Amortization of purchased technology	630	480	480
Depreciation and amortization	6,046	4,312	7,639
Amortization of capitalized film production costs	30,503	35,940	11,198
Provision for bad debts	—	—	394
Loss on disposition of property and equipment	706	16	19
Tax benefit from option exercises	53,150	6,282	9,063
Deferred income taxes	(33,545)	8,442	3,245
Changes in operating assets and liabilities:
Trade accounts receivable	(119)	(422)	(774)
Due from Disney	(11,606)	(61,793)	60,338
Other receivables	(1,130)	848	(2,511)
Prepaid expenses and other assets	366	(1,495)	895
Accounts payable	(2,157)	1,164	3,221
Accrued liabilities	4,716	754	(8,385)
Income taxes payable	12,133	(2,404)	(6,845)
Unearned revenue	111	14,083	(13,269)

Net cash provided by continuing operations	109,010	84,234	100,714
Net cash provided by discontinued operations	122	406	211

Net cash provided by operating activities	109,132	84,640	100,925

Cash flows from investing activities:
Purchase of property and equipment	(38,060)	(55,352)	(8,990)
Proceeds from sale of property and equipment	2,172	399	—
Proceeds from sale of short-term securities	140,701	321,241	211,892
Investments in short-term securities	(185,898)	(296,067)	(293,092)
Capitalized film production costs	(34,161)	(28,443)	(40,777)

Net cash used in investing activities	(115,246)	(58,222)	(130,967)

Cash flows from financing activities:
Proceeds from exercised stock options	7,727	5,653	23,090

Net cash provided by financing activities	7,727	5,653	23,090

Net increase (decrease) in cash and cash equivalents	1,613	32,071	(6,952)
Cash and cash equivalents at beginning of period	29,557	31,170	63,241

Cash and cash equivalents at end of period	$31,170	$63,241	$56,289

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,900	$43,486	$15,539

Supplemental disclosure of non-cash investing and financing activities:
Non-cash film production costs capitalized	$—	$396	$228

Unrealized gain (loss) on investments, net of tax expense	$(545)	$645	$1,596

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1) Summary of Critical and Significant Accounting Policies

The Company

      Pixar was incorporated in the state of California on December 9, 1985. Pixar is a leading digital animation studio with the creative, technical and production capabilities to create a new generation of animated feature films and related products.

Critical Accounting Policies

Revenue Recognition

      We recognize film revenue from the distribution of our animated feature films and related products when earned and reasonably estimable in accordance with SOP 00-2 — “Accounting by Producers or Distributors of Films” (SOP 00-2). The following are the conditions that must be met in order to recognize revenue in accordance with SOP 00-2:

•	Persuasive evidence of a sale or licensing arrangement with a customer exists;

•	the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	the license period of the arrangement has begun and the customer can begin its exploitation or sale;

•	the arrangement fee is fixed and determinable; and

•	collection of the arrangement fee is reasonably assured.

      Under the Co-Production Agreement, we share equally with Disney in the profits of Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Beginning in 2000, we had an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits. Although our revenues are based on the information we receive from Disney, we may make adjustments to that information based on our estimates and judgments. For example, our theatrical revenues may be adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation.

      The amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although Disney provides us with the most current information available to enable us to recognize our share of revenue and determine our film gross profit, Disney may also make subsequent adjustments to the information that it has provided, and these adjustments could have a material impact on our operating results in later periods. As additional information becomes available from Disney on a more timely basis, it may result in a change of estimation for revenue recognition. Additionally, we have the right to audit Disney’s books and records related to the Pictures per the terms of the Co-Production Agreement, which could result in adjustments that may be material to the financial statements in any given quarter or quarters. Any revenue received in advance from Disney is deferred and recorded as revenue when earned.

      In accordance with the provisions of SOP 00-2, library titles are defined as occurring three years from the film’s initial release. Currently, Toy Story and A Bug’s Life are classified as library titles. The term library

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

titles is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with the Company’s revenue recognition policy for film revenue.

Software Revenue

      Revenue for software licenses are recognized in compliance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, with respect to certain transactions.” SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements. Software maintenance is recorded as deferred revenue and is recognized ratably over the term of the agreement, which is generally twelve months.

Animation Services

      Animation services revenue is recognized on the percentage-of-completion method of accounting.

Film Production Costs

      We capitalize our share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. Film production costs in excess of reimbursable amounts from Disney are capitalized. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses. In addition to the films produced, we are also working on concept development for several new projects, the costs of which are capitalized as film costs. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

      Once a film is released, capitalized film production costs will be amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual film forecast method. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. We make certain estimates and judgments of our future gross revenues to be received for each film based on information received from Disney, and our knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value.

Significant Accounting Policies

Cash and Cash Equivalents

      The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 29, 2001 consisted primarily of U.S. Treasury Bills and federal agency obligations.

Short-Term Investments

      Investments are accounted under SFAS 115, “Statement of Financial Accounting Standards in Debt and Equity Instruments” (SFAS 115) and are classified as “available-for-sale.” Such investments are recorded at

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

fair value, and unrealized gains and losses, if material, are reported as a component of comprehensive income (loss) until realized. Interest income is recorded using an effective interest rate with the associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method.

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

Research and Development Costs

      Research and development costs, net of reimbursable expenses, are charged to operations as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, additional costs would be capitalized. To date, the Company has not capitalized any software development costs after technological feasibility has been established on its software products since it believes the process for developing software is essentially completed concurrently with the establishment of technological feasibility and costs incurred thereafter have not been material.

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

      Excluding the software business, revenue is concentrated in one large customer, Disney, as outlined in Note 9. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Fiscal Year

      Effective for the fiscal year 1998, the Company adopted a 52 or 53-week fiscal year, changing the year end date from December 31 to the Saturday nearest December 31. The 2001 fiscal year ended December 29, 2001 and consisted of 52 weeks. The 1999 and 2000 fiscal years ended January 1, 2000 and December 30, 2000, respectively, and each consisted of 52 weeks.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

      The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income per Share

      Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period including using the treasury stock method for options and warrants.

Segment Reporting

      The Company operates in a single operating segment.

Comprehensive Income (Loss)

      Comprehensive income is comprised of our net income and unrealized gains and losses on available-for-sale securities.

Reclassifications

      Certain amounts reported in previous years have been reclassified to conform to the 2001 financial statement presentation.

Stock Option Plans

      The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)” (“FIN 44”) and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

      Additionally, pursuant to SFAS No. 123, stock options issued to non-employees are accounted for at the fair value of the equity instruments issued.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”, which supersedes APB 17, “Intangible Assets” (SFAS 142), which addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. As identifiable intangible assets as of December 29, 2001 were $480,000, we do not expect the adoption of SFAS 142 to have a material impact on our financial position or results of operations.

      On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(2) Short-Term Investments

      All investments were considered available-for-sale securities and consisted of the following (in thousands):

		Gross Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value

December 30, 2000:
U.S. Treasury Bills	$2,463	—	$2,463
U.S. Treasury Notes	58,242	$114	58,356
Commercial paper	2,091	(4)	2,087
Federal agency obligations	76,293	315	76,608

	$139,089	$425	$139,514

December 29, 2001:
U.S. Treasury Notes	$80,253	$1,188	$81,441
Federal agency obligations	139,039	1,830	140,869

	$219,292	$3,018	$222,310

      The contractual maturities of available-for-sale debt securities as of December 29, 2001, regardless of their balance sheet classification, are as follows (in thousands):

		Estimated
	Cost	Fair Value

Due within one year	$82,942	$83,754
Due after one year through two years	136,353	138,556

	$219,295	$222,310

(3) Balance Sheet Components

      Selected balance sheet components are as follows (in thousands):

	December 30,	December 29,
	2000	2001

Property and equipment:
Building and land	$101,431	$104,423
Furniture, fixtures and equipment	22,222	23,427
Construction in process	372	2,875

	124,025	130,725
Less accumulated depreciation and amortization	13,134	18,730

	$110,891	$111,995

Accrued liabilities:
Facilities construction in process	$8,262	$138
Employee-related expenses	4,648	5,055
Professional services	2,316	2,186
Other	2,003	1,465

	$17,229	$8,844

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(4) Feature Film and Co-Production Agreements

Feature Film Agreement

      In 1991, the Company entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of Walt Disney Pictures and Television (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), to develop and produce up to three computer-animated feature films (the “Feature Film Agreement”). The Company is entitled to receive compensation based on revenue from the distribution of these films and related products. In 1995, the Company released its first feature film under the terms of the Feature Film Agreement, Toy Story. Based on the individual film forecast method, all significant Toy Story film production costs were fully amortized by the year ended December 31, 1997.

Co-Production Agreement

      In February 1997, Pixar and Disney entered into a new Co-Production Agreement (the “Co-Production Agreement”) which now governs all films made by the Company since Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five original computer-animated theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney’s marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar is responsible for the production of each Picture and Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first two original films produced under the Co-Production Agreement were A Bug’s Life and Monsters, Inc. Films in development or production at Pixar governed by this agreement, include Finding Nemo, Film Six and Film Seven. A Bug’s Life, Monsters, Inc., Finding Nemo, Film Six and Film Seven count toward the five original Pictures, whereas Toy Story 2, as a sequel, is a derivative work that will not count toward the Pictures. Under the Co-Production Agreement, all provisions applicable to the Pictures also apply to derivative works such as Toy Story 2.

      All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, Film Six, and Film Seven under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

Creative Group

      In addition to the films produced and in process under the Co-Production Agreement, Pixar’s creative development group is working on concept development for several new projects that do not come under the Co-Production Agreement. Costs related to these projects are therefore not shared or reimbursed by Disney. Such costs are capitalized as film costs and will be amortized under the film forecast method assuming the concept development leads to a successful concept and realization of a film project, when it is expected that the film will be set for production. In the event a film is not set for production within three years from the time of the first capitalized transaction, such costs will be expensed. Certain expenses associated with researching new concepts and ideas which are not expected to lead to a successful concept and realization of a film project, are expensed as incurred.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Components of Capitalized Film Production Costs

      The total film production costs and related amounts capitalized are as follows (in thousands):

	1999 and			Total Through
	Prior	2000	2001	2001

Released Films:
Pixar production costs	$93,946	$19,193	$15,348	$128,487
Disney production funding and reimbursement (unaudited)	121,668	19,193	15,348	156,209

Total film production costs (unaudited)	$215,614	$38,386	$30,696	284,696

Disney reimbursements of production costs (unaudited)				(153,884)
Amortization of deferred compensation				360
Participation fees				1,050
Amortization of film production costs				(80,677)

Total film production costs capitalized for released films				51,545

Films in Production:
Pixar production costs	$586	$8,760	$24,596	33,942
Disney production funding and reimbursement (unaudited)	586	8,760	24,596	33,942

Total film production costs (unaudited)	$1,172	$17,520	$49,192	67,884

Disney reimbursements of production costs (unaudited)				(33,942)

Total film production costs capitalized for films in production				33,942
Films in Development or Preproduction:
Pixar development costs	$—	$291	$1,061	1,352

Total film development and preproduction costs capitalized	$—	$291	$1,061	1,352

				$86,839

      Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the date of the Co-Production Agreement, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

		Years Ended
	February 24 to
	January 2, 1999	December 30, 2000	December 29, 2001

Research and development	$8,900	$4,606	$4,933
General and administrative	6,069	2,918	3,350

Total	$14,969	$7,524	$8,283

      For released films, the Company expects to amortize, based on current estimates, approximately $30 million to $32 million in capitalized film production costs over the succeeding twelve-month period. This forecast includes Monsters, Inc., which was released domestically on November 2, 2001. In addition, the

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company has amortized more than 80% of each released film’s original production costs as of December 29, 2001, with the exception of Monsters, Inc., which is projected to reach the 80% milestone by fiscal year 2004.

      At December 30, 2000 and December 29, 2001, due from Disney aggregated $73.9 million and $13.5 million, respectively, which consists of a receivable from Disney for film revenue, advances net of Disney’s actual share of expenditures for all films, amounts due for animation services and miscellaneous reimbursements.

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

(6) Income Taxes

      The components of income taxes from continuing operations are as follows (in thousands):

	Years Ended

	January 1,	December 30,	December 29,
	2000	2000	2001

Income taxes:
Current:
Federal	$9,523	$32,117	$7,975
State	3,740	8,428	(486)
Foreign	33	82	68

Total current taxes	13,296	40,627	7,557

Deferred:
Federal	(26,527)	6,364	2,867
State	(7,018)	2,078	378

Total deferred taxes	(33,545)	8,442	3,245

Charge in lieu of taxes attributable to employer stock option plans	53,150	6,282	9,063

Total tax provision	$32,901	$55,351	$19,865

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the expected statutory corporate federal income tax expense (computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate of 35%) to the actual tax expense (in thousands):

	Years Ended

	January 1, 2000	December 30, 2000	December 29, 2001

Expected income tax expense	$28,701	$46,682	$19,555
Increases (decreases) in tax resulting from:
State income taxes, net of federal tax effect	4,757	7,715	1,147
Non deductible expenses	858	311	1,084
Research and expenditure credits	—	—	(498)
Other tax credits	—	(82)	(698)
Change in valuation allowance	(1,085)	—	—
Other, net	(330)	725	(725)

Actual tax expense	$32,901	$55,351	$19,865

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	December 30, 2000	December 29, 2001

Deferred tax assets:
Deferred compensation	$559	$505
Capitalized film costs	27,627	26,324
Tax credit carry forwards	—	201
Property and equipment	1,957	—
Reserves and accruals	3,051	490

Total deferred tax assets	33,194	27,520
Deferred tax liabilities
Unearned revenue	7,103	4,402
Deferred gain on investments	176	1,173
Property and equipment	—	272

Total deferred tax liabilities	7,279	5,847

Net deferred tax assets	$25,915	$21,673

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which temporary differences become deductible. At December 29, 2001, based on historical taxable income and projections of future taxable income, the Company believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, and therefore no valuation allowance against those assets has been provided.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(7)     Shareholders’ Equity

Stock Option Plans

      The Company has stock option plans for employees, consultants and non-employee directors which provide incentive and nonstatutory stock options. The option exercise price for incentive stock options is not less than the fair market value at the grant date. Nonstatutory options are granted at prices and terms determined by the Board of Directors, or a committee of the Board of Directors. Employee and consultant options generally vest 25% per year over four years. Initial grants to non-employee directors, vest one-third annually for three years; subsequent grants vest after one year. All options have a term not greater than 10 years from the date of grant. As of December 29, 2001, the Company had 914,818 shares reserved and available for issuance under the plans.

      A summary of activity under the option plans during 1999, 2000, and 2001 are as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 1998	8,457,019	$14.38
Granted	2,130,077	34.98
Exercised	(1,623,323)	4.76
Forfeited	(207,854)	21.50

Outstanding at January 1, 2000	8,755,919	21.00
Granted	5,424,584	28.16
Exercised	(674,279)	8.39
Forfeited	(394,371)	26.18

Outstanding at December 30, 2000	13,111,853	24.46
Granted	992,500	34.55
Exercised	(1,171,933)	19.70
Forfeited	(421,908)	31.33

Outstanding at December 29, 2001	12,510,512	25.47

      For various price ranges, weighted-average characteristics of outstanding stock options at December 29, 2001 were as follows:

	Options Outstanding			Options Vested

		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$0.20 to $1.25	899,444	3.38	$0.28	899,444	$0.28
$9.60 to $14.50	1,191,461	4.65	12.29	1,191,461	12.29
$14.75 to $21.38	1,663,395	5.89	20.50	911,754	19.86
$23.13 to $32.13	4,989,654	8.76	27.29	628,701	27.45
$32.88 to $37.83	3,044,913	8.01	33.98	852,235	34.11
$38.51 to $52.88	699,645	7.99	40.98	275,087	41.85
$58.00 to $61.50	22,000	3.42	60.31	16,500	60.31

	12,510,512	7.37	25.47	4,775,182	19.23

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 29, 2001, there were 4,775,182 shares exercisable at a weighted average exercise price of $19.23. At January 1, 2000 and December 30, 2000 there were 3,091,152 and 3,942,747 shares exercisable, respectively, at a weighted average exercise price of $9.11 and $15.16, respectively.

      The Company uses the intrinsic value-based method to account for all of employee stock-based compensation plans. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123, net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year

	1999	2000	2001

Pro forma net income	$42,848	$68,406	$28,219
Pro forma basic net income per share	$0.93	$1.45	$0.58
Pro forma diluted net income per share	$0.86	$1.37	$0.55

      Certain prior year proforma disclosures have been adjusted to reflect compensation expense amounts relating to productions that would have been capitalized and subsequently amortized.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $15.62, $12.66, and $13.95 for fiscal years 1999, 2000, and 2001, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 50% for 1999 and 2000 and 45% for 2001; risk-free interest rates of 5.78%, 5.36%, and 4.34% for 1999, 2000, and 2001, respectively; and weighted-average expected lives of 3.92 years for 1999 and 4.00 years for 2000 and 2001 for both plans.

Employee Benefit Plans

      In 1992, the Company adopted a 401(k) Profit Sharing Plan (the 401(k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. For the plan year commencing January 1, 2001 and ending on December 29, 2001, the employer match was 50% of deferrals up to 5% of eligible plan compensation, with a maximum contribution of $2,000 per Participant. Employer match contributions vest immediately. The Company contributed $842,000 to the Plan for fiscal year 2001.

(8)     Commitments and Contingencies

Lease Commitments

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 29, 2001 were as follows (in thousands):

Fiscal Year

2002	$601
2003	383
2004	262
2005	23

Total minimum lease payments	$1,269

      Rental expense from operating leases amounted to approximately $2,957,000, $3,301,000 and $935,000 for the years ended January 1, 2000, December 30, 2000, and December 29, 2001, respectively.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Participation Commitment

      The Company has obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered. The compensation is subject to a cap of $500,000 for each theatrical motion picture and a cap of $200,000 for each sequel or remake, with a total aggregate cap of $3,000,000. The Company paid participation fees of $250,000 in 1999 and $200,000 in 2000 under this obligation. No payments were made in 2001.

Legal Matters

      The Company is involved in claims arising in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management believes these matters will be resolved without material adverse effect on the Company’s financial position, results of operations or cash flows.

(9) Significant Customers and Segment Reporting

Significant Customers

      The following table summarizes the annual percentage contribution to revenue by customers when revenue from such customers exceeded 10% of total revenue in 1999, 2000 or 2001, and the amounts due from these customers as a percentage of total accounts receivable at the corresponding year end:

				Percentage of
	Percentage of			Total Accounts
	Total Revenues			Receivable as of

	1999	2000	2001	1999	2000	2001

Disney	95%	95%	91%	72%	95%	92%

Segment Reporting

      The chief operating decision-maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statement of operations and the Company has no foreign operations. Therefore, the Company operates in a single operating segment.

      The Company’s revenue segment information by film category follows (in thousands):

	Fiscal Year

	1999	2000	2001

Monsters, Inc.	$—	$—	$12,144
Toy Story 2.	—	143,596	23,432
A Bug’s Life(1)	110,344	—	—
Library titles(1)	4,074	18,676	27,081
Animation services	873	882	708

	$115,291	$163,154	$63,365

(1)	Library titles include A Bug’s Life and Toy Story. A Bug’s Life revenue has been classified as “Library titles” in 2000 and 2001.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(10) Earnings per Share Calculation

      Reconciliation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year

	1999			2000			2001

	Net			Net			Net
	Income	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS

Basic net income per share	$49,224	46,148	$1.07	$78,433	47,280	$1.66	$36,217	48,276	$0.75
Effect of dilutive shares:
Warrants/options	—	3,662		—	2,571		—	2,754

Diluted net income per share	$49,224	49,810	$0.99	$78,433	49,851	$1.57	$36,217	51,030	$0.71

      Options to purchase 242,122, 934,618, and 647,101 shares of common stock in 1999, 2000 and 2001, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(11) Discontinued Operations

      In March 1997, the Company discontinued its business of producing CD-ROM and other interactive products. Since the measurement date and disposal date were virtually simultaneous, no income or loss was measured for the intervening period. The Company recorded revenues of $184,000, $685,000 and $351,000 in 1999, 2000 and 2001, respectively, and recorded income from discontinued operations of $122,000, $406,000 and $211,000 in 1999, 2000, and 2001, respectively, net of income taxes, due to royalty income received for the Toy Story CD-ROM products.

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

	Quarter Ended

	April 1	July 1	September 30	December 30

2000
Revenue	$60,978	$18,333	$17,296	$75,659
Gross profit	45,803	14,628	15,106	59,726
Net income	26,388	8,020	8,821	35,204
Basic net income per share	0.56	0.17	0.19	0.74
Diluted net income per share	0.53	0.16	0.18	0.71

	Quarter Ended

	March 31	June 30	September 29	December 29

2001
Revenue	$16,151	$16,665	$11,317	$26,090
Gross profit	13,814	14,180	9,197	20,714
Net income	8,267	8,753	6,165	13,033
Basic net income per share	0.17	0.18	0.13	0.27
Diluted net income per share	0.16	0.17	0.12	0.25

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Period-to-period comparisons of our results of operations may not be necessarily meaningful, as our annual and quarterly revenues may fluctuate, due to the timing of our theatrical releases and related products, such as home video, television, and merchandising. For example, revenues for the first quarter of 2000 were higher than the first quarter of 2001 due to worldwide theatrical revenues and related merchandise from Toy Story 2, which was released in November 1999. Revenues for the fourth quarter of 2000 were higher than the fourth quarter of 2001 due to the release and success of Toy Story 2 in the worldwide home video markets.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Shareholders

Pixar:

      Under date of February 1, 2002, we reported on the balance sheets of Pixar as of December 30, 2000 and December 29, 2001, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2001, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of Pixar’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California

February 1, 2002

S-1

PIXAR

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at		Deductions:
	Beginning		Write off of	Balance at
Classification	of Year	Additions	Accounts	End of Year

	(In thousands)
Allowance for returns and doubtful accounts
Year ended January 1, 2000	$229	$—	$(5)	$224

Year ended December 30, 2000	$224	$—	$(54)	$170

Year ended December 29, 2001	$170	$394	$(12)	$552

S-2

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2002.

PIXAR

By:	/s/ ANN MATHER _______________________________________ Ann Mather

Executive Vice President,
Chief Financial Officer and Secretary

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVE JOBS Steve Jobs	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2002

/s/ ANN MATHER Ann Mather	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ EDWIN E. CATMULL Edwin E. Catmull	President and Director	March 29, 2002

/s/ JILL E. BARAD Jill E. Barad	Director	March 29, 2002

/s/ SKIP M. BRITTENHAM Skip M. Brittenham	Director	March 29, 2002

/s/ JOSEPH A. GRAZIANO Joseph A. Graziano	Director	March 29, 2002

Signature	Title	Date

/s/ LAWRENCE B. LEVY Lawrence B. Levy	Director	March 29, 2002

/s/ JOE ROTH Joe Roth	Director	March 29, 2002

/s/ LARRY W. SONSINI Larry W. Sonsini	Director	March 29, 2002

INDEX TO EXHIBITS

Exhibit
Number	Exhibits

3.1	Amended and Restated Articles of Incorporation (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form S-1 Registration Statement No. 33-97918)
3.2	Amended and Restated Bylaws (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 0-26976)
4.1	See Exhibit 3.1
4.2	See Exhibit 3.2
4.3	Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.5 to the Registrant’s Form S-1 Registration Statement No. 33-97918)
10.1*	1995 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement File No. 333-71706)
10.2*	1995 Director Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement No. 33-97918)
10.3*	Form of Indemnification Agreement entered into between the Registrant and each of the executive officers and directors (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement No. 33-97918)
10.4	Agreement between the Registrant and Walt Disney Pictures dated May 3, 1991, as amended (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement No. 33-97918)(1)
10.5*	Employment Agreement between the Registrant and John Lasseter dated March 21, 2001(2)
10.6	Co-Production Agreement between the Registrant and Walt Disney Pictures and Television dated February 24, 1997 (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-26976)(1)
10.7	Agreement of Purchase and Sale between the Registrant and Del Monte Corporation dated as of September 6, 1996, as amended (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-26976)
23.1	Consent of Independent Auditors

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.

(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

*	Indicates management compensatory plan, contract or arrangement.