Form 10-Q
period 2002-03-30
PIXAR \CA\
filed 2002-05-14
CIK 1002114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-26976

Pixar

(Exact name of registrant as specified in its charter)

California	68-0086179
(State or other jurisdiction of Incorporation or organization) 1200 Park Avenue, Emeryville, California (Address of principal executive offices)	(I.R.S. Employer Identification No.) 94608 (Zip code)

Registrant’s telephone number, including area code: (510) 752-3000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares outstanding of the registrant’s Common Stock as of May 2, 2002 was 49,703,558.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

PIXAR

BALANCE SHEETS

	March 30,	December 29,
	2002	2001

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$36,505	$56,289
Short-term investments	240,261	222,310
Trade receivables, net	317	1,516
Receivable from Disney	32,641	13,512
Other receivables	3,875	5,632
Prepaid expenses and other assets	3,226	3,528
Deferred income taxes	22,314	21,673
Property and equipment, net	109,534	111,995
Capitalized film production costs	92,943	86,839

Total assets	$541,616	$523,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$866	$4,843
Income taxes payable	7,862	1,808
Accrued liabilities	9,066	8,844
Unearned revenue	1,705	2,113

Total liabilities	19,499	17,608

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; no par value; 100,000,000 shares authorized; 49,561,603 and 49,445,956 issued and outstanding as of March 30, 2002 and December 29, 2001, respectively	327,127	325,362
Accumulated other comprehensive income	901	1,845
Retained earnings	194,089	178,479

Total shareholders’ equity	522,117	505,686

Total liabilities and shareholders’ equity	$541,616	$523,294

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

	Quarter Ended

	March 30,	March 31,
	2002	2001

	(In thousands, except
	per share data)
Revenue:
Film and animation services	$35,888	$14,154
Software	1,185	1,997

Total revenue	37,073	16,151

Cost of revenue:
Film and animation services	8,357	2,173
Software	136	164

Total cost of revenue	8,493	2,337

Gross profit	28,580	13,814

Operating expenses:
Research and development	2,355	1,545
Sales and marketing	251	390
General and administrative	2,247	2,081

Total operating expenses	4,853	4,016

Income from operations	23,727	9,798
Other income, net	2,482	3,356

Income before income taxes	26,209	13,154
Income tax expense	10,599	4,887

Net income	$15,610	$8,267

Basic net income per share	$0.32	$0.17

Shares used in computing basic net income per share	49,483	47,731

Diluted net income per share	$0.30	$0.16

Shares used in computing diluted net income per share	51,467	50,656

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

	Quarter Ended

	March 30,	March 31,
	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$15,610	$8,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,135	1,925
Amortization of capitalized film production costs	7,362	2,173
Tax benefit from option exercises	645	1,286
Deferred income tax	(641)	216
Loss (gain) on disposition or sale of equipment	(8)	8
Changes in operating assets and liabilities:
Receivables, net	2,956	57
Due from Disney	(19,129)	71,651
Prepaid expenses and other assets	182	(272)
Accounts payable	(3,977)	(594)
Income taxes payable	6,054	(1,399)
Accrued liabilities	222	(2,327)
Unearned revenue	(408)	(3,564)

Net cash provided by operating activities	11,003	77,427

Cash flows from investing activities:
Purchase of property and equipment	(150)	(1,410)
Proceeds from sale of equipment	55	—
Proceeds from sale of short-term securities	28,996	38,802
Investments in short-term securities	(47,891)	(86,727)
Capitalized film production costs	(12,917)	(14,901)

Net cash used in investing activities	(31,907)	(64,236)

Cash flows from financing activities:
Proceeds from exercised stock options	1,120	1,865

Net cash provided by financing activities	1,120	1,865

Net increase (decrease) in cash and cash equivalents	(19,784)	15,056
Cash and cash equivalents at beginning of period	56,289	63,241

Cash and cash equivalents at end of period	$36,505	$78,297

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3,900	$5,000

Supplemental disclosure of non-cash investing and financing activities:
Loss on equipment disposals capitalized as film production costs	$549	$—

Unrealized gain (loss) on investments, net of taxes	$(944)	$366

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 29, 2001 and for each of the years in the three-year period ended December 29, 2001, including notes thereto.

      The results of operations for the three months ended March 30, 2002 are not necessarily indicative of the results expected for the current year or any other period.

      Certain amounts reported in previous periods have been reclassified to conform to the 2002 financial statement presentation.

(2) Fiscal Year

      Effective for fiscal year 1998, Pixar (the “Company”) adopted a 52- or 53-week fiscal year, changing the year end dates from December 31 to the Saturday nearest December 31. Fiscal year 2002 will end on December 28, 2002 and will consist of 52 weeks.

(3) Net Income per Share

      Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options and warrants. Of the outstanding options to purchase shares of common stock, for the three months ended March 30, 2002, options to purchase approximately 3.6 million shares of common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

      Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended

	March 30, 2002			March 31, 2001

	Net			Net
	Income	Shares	EPS	Income	Shares	EPS

Basic net income per share	$15,610	49,483	$0.32	$8,267	47,731	$0.17
Effect of dilutive shares:
Warrants/options	—	1,984		—	2,925

Diluted net income per share	$15,610	51,467	$0.30	$8,267	50,656	$0.16

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(4) Comprehensive Income

      Other comprehensive income consists of unrealized holding gains or losses on the Company’s short-term investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

	Quarter Ended

	March 30,	March 31,
	2002	2001

Net income	$15,610	$8,267
Unrealized holding gains (losses) on short-term investments, net of taxes	(944)	366

Comprehensive income	$14,666	$8,633

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

     Co-Production Agreement

      In February 1997, Pixar and Disney entered into a Co-Production Agreement (the “Co-Production Agreement”) which governs all films made by the Company since Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five original computer-animated theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney’s marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar is responsible for the production of each Picture and Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first two original films produced under the Co-Production Agreement were A Bug’s Life and Monsters, Inc. Films currently in production at Pixar that are governed by this agreement include Finding Nemo, The Incredibles, and Cars. A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars count toward the five original Pictures, whereas Toy Story 2, as a sequel, is a derivative work that does not count toward the Pictures. Under the Co-Production Agreement, all provisions applicable to the Pictures also apply to derivative works such as Toy Story 2.

      All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, The Incredibles, and Cars under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

     Creative Group

      In addition to the films produced and in process under the Co-Production Agreement, Pixar’s creative development group is working on concept development for several new projects that do not come under the

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Co-Production Agreement. Costs related to these projects are therefore not shared or reimbursed by Disney. Such costs are capitalized as film costs and will be amortized under the film forecast method assuming the concept development leads to a successful concept and realization of a film project, when it is expected that the film will be set for production. In the event a film is not set for production within three years from the time of the first capitalized transaction, such costs will be expensed. Certain expenses associated with researching new concepts and ideas, which are not expected to lead to a successful concept and realization of a film project, are expensed as incurred.

Components of Capitalized Film Production Costs

      The total film production costs and related amounts capitalized are as follows (in thousands):

March 30,
2002

Released Films	$134,277
Cumulative amortization of film production costs	(88,039)

Total film production costs capitalized for released films	46,238
Films in Production	44,832
Films in Development or Preproduction	1,873

Total film production costs capitalized	$92,943

      Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the beginning of each respective fiscal year, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

	Quarter Ended

	March 30,	March 31,
	2002	2001

Research and development	$1,884	$1,139
General and administrative	1,109	899

Total	$2,993	$2,038

      At March 30, 2002 and December 29, 2001, the receivable from Disney aggregated $32.6 million and $13.5 million, respectively, which consists of a receivable from Disney for film revenue, advances net of Disney’s actual share of expenditures for all films, amounts due for animation services and miscellaneous reimbursements.

      For released films, the Company expects to amortize, based on current estimates, approximately $25 million to $28 million in capitalized film production costs over the succeeding twelve-month period. In addition, the Company has amortized more than 80% of each released film’s original production costs as of March 30, 2002, with the exception of Monsters, Inc., which is projected to reach the 80% milestone by fiscal year 2004.

(6) Segment Reporting

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

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

presented in the accompanying statement of income and the Company has no foreign operations. Therefore, the Company operates in a single operating segment.

      The Company’s revenue segment information by film category follows (in thousands):

	Quarter Ended

	March 30,	March 31,
	2002	2001

Monsters, Inc.	$25,865	$—
Toy Story 2	6,648	7,242
Library titles(1)	1,888	6,899
Animation services	1,487	13

	$35,888	$14,154

(1)	Library titles include A Bug’s Life and Toy Story.

(7) New Accounting Pronouncements

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”, which supersedes APB 17, “Intangible Assets” (SFAS 142), which addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The Company adopted SFAS 142 January 1, 2002. The adoption of SFAS 142 has not had a material impact on our financial position or results of operations.

      On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company adopted SFAS 144 January 1, 2002. The adoption of SFAS 144 has not had a material impact on our financial position or results of operations.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Risk Factors on pages 14 to 19. Particular attention should be paid to the cautionary language in Risk Factors “— To meet our fiscal 2002 diluted earning per share target, we are dependent on our feature films and the accuracy of our forecasts,” “— Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” and “— Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” as well as those noted in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2001 (the “Form 10-K”). Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Our operating performance each quarter is subject to various risks and uncertainties as discussed in our Form 10-K. The following discussion should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

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

      In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. We are currently in various stages of production on the final three films under our current Disney deal, Finding Nemo, The Incredibles and Cars. These films will be produced and distributed under the Co-Production Agreement and will count as the third, fourth, and fifth films of the Pictures to be produced under the Co-Production Agreement. We expect to release Finding Nemo in summer 2003 at the earliest. The Incredibles and Cars are currently targeted for a holiday release in 2004 and 2005, respectively.

      All payments to us from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, The Incredibles, and Cars, under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, we have netted the reimbursements against the related costs.

     Target Earnings per Share for Fiscal Year 2002

      We are targeting diluted earnings per share of $0.06 to $0.08 for the second quarter of fiscal year 2002. Our second quarter film revenues are expected to be derived primarily from remaining international box office receipts, merchandising revenues and other ancillary royalties from Monsters, Inc., as well as some potential television, home video, and merchandising revenue from our other three films. We expect these revenues to be offset significantly by early advertising-related expenses associated with the home video release of Monsters, Inc. scheduled for the third quarter.

      We are also targeting diluted earnings per share for fiscal year 2002 of $1.15 to $1.25. Building on our actual first quarter results and projected second quarter results, we anticipate our earnings for the second half of the year to be driven by worldwide home video sales which are expected to be weighted in favor of the third quarter and continue into the fourth. We also expect merchandise revenues and ancillary royalties relating to the sale of products from Monsters, Inc., as well as our other three films, to be recognized throughout the year. Ongoing sales of home videos and international television rights from our other films are also expected to contribute to our 2002 results. This guidance is based on assumptions which include some continued software sales and interest income, as well as increased operating expenses and a higher effective tax rate relative to 2001.

      These statements regarding our targeted earnings per share are forward-looking, and actual results may differ materially. Factors that could cause actual results for the second quarter of 2002 and the fiscal year 2002 to differ include but are not limited to: (1) the timing and amount of worldwide revenues and distribution costs from Monsters, Inc. and other titles in our film library; (2) the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits; (3) the timing and amount of non-film related revenues and expenses; (4) the accuracy of assumptions and judgments used to estimate certain revenues and associated gross profits; (5) the market price of our common stock and related volatility; and (6) external economic and political events that are beyond our control. See “Risk Factors” set forth below for a more detailed discussion of factors that could cause actual results to differ. For additional risk factors that can affect our business, please see the section entitled “Risk Factors” in our Form 10-K.

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

      Under the Co-Production Agreement, we share equally with Disney in the profits of each Picture, including Monsters, Inc., Toy Story 2 and A Bug’s Life, after Disney recovers its marketing, distribution and other predefined costs and fees. Beginning in 2000, we had an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits. Although our revenues are based on the information we receive from Disney, we may make adjustments to that information based on our estimates and judgments. For example, our theatrical revenues may be adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation.

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

Results of Operations

      First quarter 2002 results were driven primarily by the worldwide box office performance of Monsters, Inc. To date, Monsters, Inc. has generated approximately $517 million in worldwide box office receipts. By the end of the first quarter of 2002, the film had reached $253 million at the domestic box office and $224 million at the international box office. We recognized the majority of international receipts in the first quarter of 2002 as well as nearly all of the remaining revenues from the film’s domestic release.

     Revenue

      Total revenue for the three months ended March 30, 2002 were $37.1 million compared to $16.2 million in the corresponding prior year period.

      Film and animation services revenue for the three months ended March 30, 2002 was $35.9 million compared with $14.2 million in the corresponding prior year period. Film revenue for the three months ended March 30, 2002 consisted of $25.9 million from Monsters, Inc., $6.6 million from Toy Story 2, and $1.9 million in revenues from our library titles, A Bug’s Life and Toy Story. Revenues from Monsters, Inc. are primarily attributable to foreign theatrical revenues and related merchandise sales, as well as remaining domestic box office receipts. Revenues for Toy Story 2 were comprised of higher than expected merchandise sales, of which a significant portion was attributable to a one-time, unanticipated adjustment from Disney. Revenues from our library titles resulted primarily from worldwide home video sales, merchandising sales and other ancillary royalties. Film revenue for the three months ended March 31, 2001 included $7.2 million of Toy Story 2 related revenues attributable primarily to home video sales, related merchandise revenues, as well as royalties from the home video release of Buzz Lightyear of Star Command and other ancillary royalties. Our library titles, A Bug’s Life and Toy Story, comprised the balance of $6.9 million through worldwide home video sales, domestic pay-per-view revenues and consumer products. Also included in film revenue for the first quarter of 2001 were one-time revenues associated with interactive products.

      Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (PEI) technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Software revenue decreased to $1.2 million for the three months ended March 30, 2002 compared to $2.0 million in the corresponding period of the prior year, resulting primarily from decreases in RenderMan® software licensing during the period. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate significantly higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenues derived from software licenses and that such revenue will remain flat or possibly decline, as occurred in the three months ended March 30, 2002 when compared to the prior year’s quarter.

      For the three months ended March 30, 2002, Disney accounted for 94% of our total revenue compared to 88% for the corresponding prior year period. The revenue from Disney consisted primarily of film related revenue and to a lesser extent some animation services revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2002 and for the near future.

     Cost of Revenue

      Cost of film and animation services revenue for the three months ended March 30, 2002 was $8.4 million compared to $2.2 million in the corresponding prior year period. Cost of film revenue represents amortization of capitalized film production costs. See “Capitalized Film Production Costs.” For the three months ended March 30, 2002, cost of film revenue represents amortization of capitalized film production costs associated with Monsters, Inc., Toy Story 2 and A Bug’s Life, and represents 21% of total film revenue as compared to 15% for the corresponding prior year period. Our cost of revenue as a percentage of film revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the film forecast method for an individual film. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs were fully amortized by December 31, 1997. The increase in cost of film revenue as a percentage of total film revenue for the three months ended March 30, 2002 as compared to the prior year period, can be attributed to a majority of revenues resulting from Monsters, Inc. for the three months ended March 30, 2002, which had a higher cost amortization percentage.

      Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, as well as amortization of purchased technology. Cost of software revenue as a percentage of the related revenue was 11% for the three months ended March 30, 2002, as compared to 8% for the corresponding prior year period. Cost of software revenue for the three months ended March 30, 2002 and March 31, 2001, relates primarily to amortization of purchased technology associated with the acquisition of PEI of $120,000 in both years. We are amortizing this purchased technology against related license revenue over a period not to exceed four years.

     Operating Expenses

      Total operating expenses were $4.9 million for the three months ended March 30, 2002 compared to $4.0 million in the corresponding prior year period. We anticipate an increase in operating expenses in future periods due to the growth experienced by the studio as we ramp up production on our three current film projects. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

      Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary Marionette and Ringmaster animation and production management software and for creative development for future films. Research and development expenses increased to $2.4 million for the three months ended March 30, 2002 from $1.5 million in the corresponding prior year period. The increase in research and development expenses for the three months ended March 30, 2002 was due to increases in employee related expenses associated with additional staffing and an increase in short film project costs, which was offset by reduced creative development costs. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software segment. Sales and marketing expenses decreased to $251,000 for the three months ended March 30, 2002, from $390,000 in the corresponding prior year period due to a reduction in employee related costs and public relations expenses. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations and corporate marketing related to our films.

      General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $2.2 million for the three months ended March 30, 2002 from $2.1 million in the corresponding prior year period. The slight increase is a result of employee related costs, insurance and professional fees, which were offset by reductions in public company costs. General and administrative expenses may increase in future periods.

     Other Income, Net

      Other income, net was $2.5 million for the three months ended March 30, 2002 compared to $3.4 million in the corresponding prior year period. The decrease in other income is primarily a result of a decrease in interest income due to lower interest rates for the first quarter of 2002, as compared to those during the first quarter of 2001.

     Income Taxes

      Income tax expense from continuing operations for the three months ended March 30, 2002 reflects our federal and state income tax expense of 40.4% versus 37.1% in the same period of the prior year. Our income tax rate was lower in 2001 due to the utilization of research and experimentation credits for federal and state tax purposes, as well as the utilization of certain other state credits and exemptions.

Capitalized Film Production Costs

      We had $92.9 million in capitalized film production costs as of March 30, 2002, consisting primarily of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments decreased $1.8 million to $276.8 million at March 30, 2002 from $278.6 million at December 29, 2001 due primarily to film production spending on our three films and tax payments, offset by cash received from Disney for our share of film revenue, as well as proceeds from stock option exercises, software revenue and interest income.

      Net cash provided by continuing operations for the three months ended March 30, 2002 was primarily attributable to net income of $15.6 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs totaling $9.5 million, an increase in income taxes payable of $6.1 million, and a decrease in trade and other receivables totaling $3.0 million, which were offset by an increase in receivables from Disney of $19.1 million and a decrease in accounts payable of $4.0 million. Net cash used in investing activities primarily consisted of investments in short-term securities of $47.9 million, and funding of film production costs of $12.9 million, which were offset by net proceeds from sales of short-term investments of $29.0 million. Net cash provided by financing activities consisted of proceeds from exercised stock options.

      As of March 30, 2002, our principal source of liquidity was $276.8 million in cash, cash equivalents and short-term investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the next three original animated feature films that we produce, which will be Finding Nemo, The Incredibles and Cars. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. We also have obligations to pay portions of any revenue derived from each feature film produced under the

Co-Production Agreement to our entertainment law firm in consideration for services rendered. We believe that these funds will be sufficient to meet our operating requirements through the next twelve months.

Impact of Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”, which supersedes APB 17, “Intangible Assets” (“SFAS 142”), which addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The Company adopted SFAS No. 142 January 1, 2002. The adoption of SFAS 142 has not had a material impact on our financial position or results of operations.

      On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company adopted SFAS No. 144 January 1, 2002. The adoption of SFAS 144 has not had a material impact on our financial position or results of operations.

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

Risk Factors

      The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. In addition, please refer to the section entitled “Risk Factors” in our Form 10-K, for additional factors that may impact our business, operating results and/or financial condition in the future. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

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

      For our business to be successful, our films must achieve box office success. While we have been successful in the release of our first four feature films, this level of success is unusual in the motion picture industry and our future releases may not achieve similar results. Moreover, although worldwide box office results for Monsters, Inc. are very positive, we may not achieve similar levels of success in home video, television licensing, and ancillary products which could impact the ultimate success of the film. Beyond 2002, we will be dependent on the future success of Finding Nemo, The Incredibles, and Cars. Unless Finding Nemo, The Incredibles and Cars achieve box office success and are successful in home video, television licensing, and merchandise sales, they may not generate significant revenue and operating results for us in future years.

      A portion of our anticipated revenues for the remainder of fiscal year 2002 is based on the assumption that Monsters, Inc. will be a success in the worldwide home video and merchandising markets. Although to date Monsters, Inc. has been very successful in its worldwide theatrical release with worldwide box office receipts currently at $517 million, there can be no assurance that worldwide home video and merchandise sales will be sufficient to meet our earnings target. To date, we have recognized most of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug’s Life. Although our forecast assumes some continued revenues from these titles, there can be no assurance that revenues from continuing international television licensing, worldwide home video and merchandise sales will be sufficient to achieve our targeted earnings.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

      It is difficult to forecast the amount and timing of our future revenues from Toy Story, A Bug’s Life, Toy Story 2 and Monsters, Inc. for fiscal year 2002. The amount of future revenues depends not only on customer acceptance of a film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category — home video, merchandise and television collectively, being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. In spite of Monsters, Inc.’s successful worldwide box office results, it is difficult to predict the ultimate revenues from worldwide home video, merchandising and ancillary revenue streams.

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

      In accordance with the terms of the Co-Production Agreement, we are not obligated to pay certain advertising costs related to our films until they have been fully recouped by related revenues. Accordingly, we do not record advertising expenses incurred in advance of domestic theatrical receipts. For the remaining revenue streams, however, we may be required to record advertising expenses in advance of the related revenue. As a result, the timing and amount of such expenses are difficult to forecast, and it is possible, in any given quarter, that we will not meet our forecasted earnings targets.

Forecasting our operating expenses is extremely difficult.

      Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SOP 00-2, which we adopted in the first quarter of fiscal year 2001. A substantial portion of all of our other costs are incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the three months ended March 30, 2002 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead.

Film production budgets may increase, and film production spending may exceed such budgets.

      Our future film budgets may increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current film projects including Finding Nemo, The Incredibles, and Cars, (2) number of personnel required to work on our current film projects, (3) unanticipated production delays, (4) equipment needs, (5) the enhancement of existing or the development of new proprietary technology and (6) the expansion of our facilities to accommodate the growth of the studio. Therefore, the budget for Finding Nemo, The Incredibles, Cars and related products may continue to be greater than the budgets for Toy Story, A Bug’s Life, Toy Story 2 and Monsters, Inc. We will continue to finance these budgets equally with Disney under the Co-Production Agreement. In addition, due to production exigencies which are often difficult to predict, we believe that it is not uncommon for film production spending to exceed film production budgets, and Finding Nemo, The Incredibles and Cars may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs are shared with Disney and treated as film costs, which increases overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

      Software revenue declined in fiscal year 2001 and through the first quarter of fiscal year 2002, as compared to prior years. This decline may be indicative of future trends as we continue to reduce our emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan® licensing revenues; therefore, we expect that revenue from the licensing of RenderMan® may continue to decline. To meet our fiscal 2002 diluted earnings per share target, our revenue estimates include revenues attributable to non-film related sources including software revenue. There can be no assurance that the timing and amount of such revenues will be sufficient to meet our targeted earnings.

Other non-film revenue and expenses.

      Our 2002 diluted earnings per share target includes our forecast of other non-film related sources such as interest income and our effective tax rate. Interest income fluctuates depending on economic conditions and interest rates available to us during the year and therefore it is difficult to forecast. For example, although our average cash, cash equivalents and short-term investment balances increased during 2001, interest income decreased due to declining interest rates during 2001. Income tax expense may also fluctuate. Our income tax rate for 2002 approximates statutory levels, however the effective tax rate for 2001 was below statutory rates due to the utilization of research and experimentation credits as well as the utilization of certain other state credits and exemptions. There can be no assurance that the amount of other non-film revenues and expenses such as those noted above will be sufficient to meet targeted earnings.

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

Our operating expenses fluctuate.

      Operating expenses for the first quarter of fiscal year 2002 increased in comparison to the same period in fiscal year 2001, and we expect to continue to increase our operating expenses to fund greater levels of research and development, to ramp up our production on our three current film projects and to expand operations. We expect our spending levels may still increase significantly due to the following:

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

      In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Finding Nemo, which is currently targeted for release in summer 2003, The Incredibles, which is currently targeted for release in holiday 2004 and Cars, which is currently targeted for release in holiday 2005, as well as future projects as we move towards producing one feature film per year. We have only produced four prior feature films to date and have limited experience with respect to producing animated feature films in parallel. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled release of our feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that Finding Nemo, The Incredibles, and Cars will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

      In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards achieving one film a year, there will be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Creative Executive of the Company, he is also directing his next feature film, Cars. A lack of his availability may adversely impact the success and timing of all our films.

      If we are able to release Finding Nemo in 2003, we cannot provide any assurances that we will release The Incredibles in 2004 and Cars in 2005. Due to the strain on our personnel from the effort required for the release of Finding Nemo and the time required for creative development of a new film, it is possible that we would be unable to release The Incredibles and Cars in 2004 and 2005, respectively. It is too early to determine the rate at which any future films are to be released, and we cannot provide any assurances that we will release a film in each successive year or in any particular year.

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

      All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at March 30, 2002. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than	Over
	1 Year	1 Year	Total

Available-for-sale securities	$84,241	$156,020	$240,261
Weighted-average interest rate	4.58%	3.58%	3.93%

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

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      None

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by Pixar during the quarter ended March 30, 2002.

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

Date: May 14, 2002