Form 10-K/A
period 1996-12-31
PIXAR \CA\
filed 2002-05-28
CIK 1002114

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

                                EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 is to refile Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended (the "Form 10-K"). Exhibit 10.10 is the Employment Agreement dated as of February 24, 1997, between the Company and John Lasseter. Exhibit 10.10 is no longer in effect; for the current employment agreement between us and Mr. Lasseter see Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Exhibit 10.10 is being refiled in connection with our application to the Commission to extend the period of time for which specific portions of Exhibit 10.10 will remain confidential. No other changes have been made to the Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May 2002.

                                   PIXAR

                                   By: /s/ ANN MATHER
                                   ------------------------------------------
                                   Ann Mather
                                   Executive Vice President and Chief
                                   Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                     EXHIBITS
10.10          Employment Agreement between the Registrant and John Lasseter dated February 24, 1997(1)


(1) PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FILED WITH THE COMMISSION TO EXTEND THE PERIOD OF TIME FOR CONFIDENTIAL TREATMENT FOR SUCH PORTIONS UNDER SEC ORDER #5002 (ISSUED MAY 8, 1997).