Form 10-Q
period 2002-06-29
PIXAR \CA\
filed 2002-08-13
CIK 1002114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares outstanding of the registrant’s Common Stock as of August 7, 2002 was 50,280,585.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

PIXAR

BALANCE SHEETS

	June 29,	December 29,
	2002	2001

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$44,685	$56,289
Short-term investments	249,617	222,310
Trade receivables, net	1,856	1,516
Receivable from Disney	24,302	13,512
Other receivables	4,816	5,632
Prepaid expenses and other assets	15,097	3,528
Deferred income taxes	21,673	21,673
Property and equipment, net	108,168	111,995
Capitalized film production costs	99,484	86,839

Total assets	$569,698	$523,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$159	$4,843
Income taxes payable	3,467	1,808
Accrued liabilities	9,287	8,844
Unearned revenue	6,678	2,113

Total liabilities	19,591	17,608

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; no par value; 100,000,000 shares authorized; 50,175,172 and 49,445,956 issued and outstanding as of June 29, 2002 and December 29, 2001, respectively	343,731	325,362
Accumulated other comprehensive income	1,845	1,845
Retained earnings	204,531	178,479

Total shareholders’ equity	550,107	505,686

Total liabilities and shareholders’ equity	$569,698	$523,294

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

	Quarter Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In thousands, except per share data)
Revenue:
Film and animation services	$19,348	$14,652	$55,236	$28,806
Software	3,463	2,013	4,648	4,010

Total revenue	22,811	16,665	59,884	32,816

Cost of revenue:
Film and animation services	3,570	2,358	11,927	4,531
Software	136	127	272	291

Total cost of revenue	3,706	2,485	12,199	4,822

Gross profit	19,105	14,180	47,685	27,994

Operating expenses:
Research and development	2,229	1,564	4,584	3,109
Sales and marketing	203	419	454	809
General and administrative	1,761	1,856	4,008	3,938

Total operating expenses	4,193	3,839	9,046	7,856

Income from operations	14,912	10,341	38,639	20,138
Other income, net	2,620	3,585	5,102	6,941

Income before income taxes	17,532	13,926	43,741	27,079
Income tax expense	7,090	5,173	17,689	10,059

Net Income	$10,442	$8,753	$26,052	$17,020

Basic net income per share	$0.21	$0.18	$0.52	$0.35

Shares used in computing basic net income per share	49,758	48,607	49,679	48,504

Diluted net income per share	$0.20	$0.17	$0.50	$0.33

Shares used in computing diluted net income per share	52,536	52,066	52,102	51,704

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 29,	June 30,
	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$26,052	$17,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,102	3,955
Amortization of capitalized film production costs	10,696	4,531
Tax benefit from option exercises	5,380	4,915
Deferred income tax	—	147
Changes in operating assets and liabilities:
Trade and other receivables, net	476	(4,027)
Receivable from Disney	(10,790)	68,692
Prepaid expenses and other assets	(11,809)	376
Accounts payable	(4,684)	705
Income taxes payable	1,659	(8,244)
Accrued liabilities	443	(6,800)
Unearned revenue	4,565	6,509

Net cash provided by operating activities	26,090	87,779

Cash flows from investing activities:
Purchase of property and equipment	(860)	(4,825)
Proceeds from sale of equipment	55	—
Proceeds from sale of short-term securities	54,491	97,240
Investments in short-term securities	(81,798)	(156,768)
Capitalized film production costs	(22,571)	(22,933)

Net cash used in investing activities	(50,683)	(87,286)

Cash flows from financing activities:
Proceeds from exercised stock options	12,989	13,196

Net cash provided by financing activities	12,989	13,196

Net increase (decrease) in cash and cash equivalents	(11,604)	13,689
Cash and cash equivalents at beginning of period	56,289	63,241

Cash and cash equivalents at end of period	$44,685	$76,930

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$23,450	$13,800

Supplemental disclosure of non-cash investing and financing activities:
Loss on equipment disposals capitalized as film production costs	$770	$21

Unrealized gain on investments, net of taxes	$—	$249

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition, results of operations, and cash flows of Pixar (or the “Company”) for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 29, 2001 and for each of the years in the three-year period ended December 29, 2001, including notes thereto.

      The results of operations for the three and six months ended June 29, 2002 are not necessarily indicative of the results expected for the current year or any other period.

      Certain amounts reported in previous periods have been reclassified to conform to the 2002 financial statement presentation.

(2) Fiscal Year

      Pixar operates on a 52- or 53-week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2002 will end on December 28, 2002 and will consist of 52 weeks.

(3) Net Income per Share

      Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options and warrants. Of the outstanding options to purchase shares of common stock, for the three and six months ended June 29, 2002, options to purchase approximately 325,000 shares and 765,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase approximately 504,000 shares and 643,000 shares of common stock were excluded for the corresponding prior year periods.

      Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended

	June 29, 2002			June 30, 2001

	Net			Net
	Income	Shares	EPS	Income	Shares	EPS

Basic net income per share	$10,442	49,758	$0.21	$8,753	48,607	$0.18
Effect of dilutive shares:
Warrants/options	—	2,778		—	3,459

Diluted net income per share	$10,442	52,536	$0.20	$8,753	52,066	$0.17

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Six Months Ended

	June 29, 2002			June 30, 2001

	Net			Net
	Income	Shares	EPS	Income	Shares	EPS

Basic net income per share	$26,052	49,679	$0.52	$17,020	48,504	$0.35
Effect of dilutive shares:
Warrants/options	—	2,423		—	3,200

Diluted net income per share	$26,052	52,102	$0.50	$17,020	51,704	$0.33

(4) Comprehensive Income

      Other comprehensive income consists of unrealized holding gains or losses on the Company’s short-term investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

	Quarter Ended

	June 29,	June 30,
	2002	2001

Net income	$10,442	$8,753
Unrealized holding gains (losses) on short-term investments, net of taxes	944	(117)

Comprehensive income	$11,386	$8,636

	Six Months Ended

	June 29,	June 30,
	2002	2001

Net income	$26,052	$17,020
Unrealized holding gains on short-term investments, net of taxes	—	249

Comprehensive income	$26,052	$17,269

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

Co-Production Agreement

      In February 1997, Pixar and Disney entered into a Co-Production Agreement (the “Co-Production Agreement”) which governs all films made by the Company since Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five original computer-animated theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney co-own, co-brand and co-finance the

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney’s marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar is responsible for the production of each Picture, and Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first two original films produced under the Co-Production Agreement were A Bug’s Life and Monsters, Inc. Films currently in production at Pixar that are governed by this agreement include Finding Nemo, The Incredibles, and Cars. A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars count toward the five original Pictures, whereas Toy Story 2, as a sequel, is a derivative work that does not count toward the Pictures. Under the Co-Production Agreement, all provisions applicable to the Pictures also apply to derivative works such as Toy Story 2.

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

Components of Capitalized Film Production Costs

      The total film production costs and related amounts capitalized are as follows (in thousands):

	June 29,	December 29,
	2002	2001

Released Films	$134,508	$132,222
Cumulative amortization of film production costs	(91,373)	(80,677)

Total film production costs capitalized for released films	43,135	51,545
Films in Production	53,662	33,942
Films in Development or Preproduction	2,687	1,352

Total film production costs capitalized	$99,484	$86,839

      Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

half by Disney. From the beginning of each respective fiscal year, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

	Six Months Ended

	June 29,	June 30,
	2002	2001

Research and development	$3,643	$2,307
General and administrative	1,925	1,746

Total	$5,568	$4,053

      At June 29, 2002 and December 29, 2001, the receivable from Disney aggregated $24.3 million and $13.5 million, respectively, which consists of a receivable from Disney for film revenue, advances net of Disney’s actual share of expenditures for all films, amounts due for animation services and miscellaneous reimbursements.

      For released films, the Company expects to amortize, based on current estimates, approximately $26 million to $32 million in capitalized film production costs over the succeeding twelve-month period. In addition, the Company has amortized more than 80% of each released film’s original production costs as of June 29, 2002, with the exception of Monsters, Inc., which is projected to reach the 80% milestone by fiscal year 2004.

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

      The Company’s revenue segment information by film category follows (in thousands):

	Quarter Ended

	June 29,	June 30,
	2002	2001

Monsters, Inc.	$12,032	$—
Toy Story 2	2,063	3,188
Library titles(1)	5,122	11,464
Animation services	131	—

	$19,348	$14,652

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Six Months Ended

	June 29,	June 30,
	2002	2001

Monsters, Inc.	$37,897	$—
Toy Story 2	8,711	10,430
Library titles(1)	7,010	18,363
Animation services	1,618	13

	$55,236	$28,806

(1)	Library titles include A Bug’s Life and Toy Story.

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

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required for the fiscal year beginning January 1, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Risk Factors on pages 15 to 19. Particular attention should be paid to the cautionary language in “Risk Factors — To meet our fiscal 2002 diluted earning per share target, we are dependent on our feature films and the accuracy of our forecasts,” “— Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” and “— Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” as well as those noted in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2001 (the “Form 10-K”). Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Our operating performance each quarter is subject to various risks and uncertainties as discussed in our Form 10-K. The following discussion should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Overview

      Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. In 1991, we entered into a feature film agreement (the “Feature Film Agreement”) with Walt Disney Pictures, a wholly owned subsidiary of the Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), for the development and production of up to three animated feature films to be marketed and distributed by Disney. Our share of revenues and expenses from Toy Story, our first feature film, was governed by the terms of the Feature Film Agreement.

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

      The statements regarding the targeted release dates for our future films are forward-looking, and the actual release dates may differ. Factors that could cause delays in the release of these films are (1) the uncertainties related to production delays; (2) financing requirements; (3) personnel availability; (4) external political events; and (5) the release dates of competitive films. Please refer to our 2001 Form 10-K, particularly the sections on risks, for a more detailed discussion of these factors.

Target Earnings per Share for Fiscal Year 2002

      Our third quarter film revenues are expected to be derived primarily from Monsters, Inc. home video sales, merchandising revenues and other ancillary royalties, as well as some potential television, home video and merchandise revenues from our other three films. The domestic home video release for Monsters, Inc. is scheduled for September 17, 2002. For the majority of our key European and Asian territories, the home video is also slated for release in September.

      We currently maintain certain return reserves for home video as well as expense estimates for home video and merchandise that exceed those reported to us by Disney. On a quarterly basis we evaluate these estimates and adjust them if necessary. We expect that we may be in a position to make favorable adjustments to previous estimates when we receive our third quarter information from Disney. Such adjustments could contribute $0.08 to $0.10 per share to third quarter 2002 earnings. We have included this potential one-time adjustment into our third quarter earnings per share guidance, and as a result, we are targeting diluted earnings per share of $0.68 to $0.72 for the third quarter of fiscal year 2002.

      Based on our actual results for the first half of the year and our projections for the remainder of the year, we are now targeting earnings of $1.25 to $1.35 for the full year 2002. This includes ongoing sales in the fourth quarter for home video, worldwide television, merchandising and ancillary royalties for all of our films. The guidance is also based on assumptions that include continued software sales, interest income, increased operating expenses, and an effective tax rate of approximately 40%.

      These statements regarding our targeted earnings per share are forward-looking, and actual results may differ materially. Factors that could cause actual results for the third quarter of fiscal year 2002 and fiscal year 2002 to differ include but are not limited to: (1) the timing and amount of worldwide revenue and distribution costs from Monsters, Inc. and other titles in our film library, (2) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits; (3) the timing and amount of non-film related revenues and expenses; (4) the accuracy of assumptions and judgments used to estimate certain revenues and associated gross profits; (5) the market price of our common stock and related volatility; and (6) external economic and political events that are beyond our control. See “Risk Factors” set forth below for a more detailed discussion of factors that could cause actual results to differ. For additional risk factors that can affect our business, please see the section entitled “Risk Factors” in our Form 10-K.

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

      In accordance with the provisions of SOP 00-2, library titles are defined as occurring three years from the film’s initial release. Currently, Toy Story and A Bug’s Life are classified as library titles. The term library titles is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with our revenue recognition policy for film revenue.

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

Results of Operations

      Revenue for the first six months of 2002 was driven primarily by the worldwide box office performance of Monsters, Inc., related merchandise sales and other ancillary royalties for Monsters, Inc. and to a lesser extent, continuing revenues from our library of films. By the end of the second quarter of 2002, Monsters, Inc. had generated approximately $523 million in worldwide box office receipts, including $255 million at the domestic box office and $268 million at the international box office. We have recognized essentially all remaining worldwide theatrical revenues from Monsters, Inc. as of June 29, 2002.

Revenue

      Total revenue for the three and six months ended June 29, 2002 were $22.8 million and $59.9 million, compared to $16.7 million and $32.8 million, respectively, in the corresponding prior year periods.

      Film and animation services revenue for the three months ended June 29, 2002 were $19.3 million compared with $14.7 million in the corresponding prior year period. Film revenue for the three months ended June 29, 2002 consisted of $12.0 million from Monsters, Inc., $2.1 million from Toy Story 2, and $5.1 million in revenues from our library titles, A Bug’s Life and Toy Story. Revenues from Monsters, Inc. were primarily attributable to foreign theatrical box office receipts, merchandise sales, and other ancillary royalties. These revenues were offset by early advertising expenses associated with the upcoming home video release of Monsters, Inc. Revenues for Toy Story 2 were comprised of merchandise sales, continuing worldwide home video sales and other ancillary royalties. Revenues from our library titles relate primarily to incremental domestic network television licensing revenues for Toy Story, merchandise sales and continuing worldwide home video sales. Film revenue for the three months ended June 30, 2001 included domestic network television licensing of A Bug’s Life, continuing worldwide home video sales of our three films, foreign home video sales of Buzz Lightyear of Star Command direct-to-video, merchandise sales, and one-time revenues associated with interactive games.

      Film and animation services revenue for the six months ended June 29, 2002 were $55.2 million compared to $28.8 million in the corresponding prior year period. The increase in the current six-month period from the corresponding prior year period was largely due to the timing and success of Monsters, Inc.’s worldwide theatrical performance, as well as merchandise sales and other ancillary royalties during the first six months of 2002.

      Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Software revenue for the three and six months ended June 29, 2002 was $3.5 million and $4.6 million compared to $2.0 million and $4.0 million, respectively, in the corresponding prior year periods, resulting from increases in RenderMan® software licensing during the period. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate consistently higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenues derived from software licenses and we expect future software revenues will be more comparable with the average results from previous quarters.

      For the three and six months ended June 29, 2002, Disney accounted for 85% and 90%, respectively, of our total revenue compared to 88% for the corresponding prior year periods. The revenue from Disney consisted primarily of film related revenue and to a lesser extent some animation services revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2002 and for the near future.

Cost of Revenue

      Cost of film and animation services revenue for the three and six months ended June 29, 2002 was $3.6 million and $11.9 million compared to $2.4 million and $4.5 million, respectively, in the corresponding prior year periods. Cost of film revenue represents amortization of capitalized film production costs. See “Capitalized Film Production Costs.” For the three and six months ended June 29, 2002, cost of film revenue represented amortization of capitalized film production costs associated with Monsters, Inc., Toy Story 2 and A Bug’s Life, and represented 18% and 22% of total film revenue. For the three and six months ended June 30, 2001, cost of film revenue represented amortized costs associated with Toy Story 2 and A Bug’s Life, and represented 16% for both periods. Our cost of revenue as a percentage of film revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the film forecast method for an individual film. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs were fully amortized by December 31, 1997. The increase in cost of film revenue as a percentage of total film revenue for the three and six months ended June 29, 2002 as compared to the prior year periods, can be attributed to a majority of revenues resulting from Monsters, Inc., which had a higher cost amortization percentage relative to our previous films.

      Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, as well as amortization of purchased technology. Cost of software revenue as a percentage of the related revenue was 4% and 6% for the three and six months ended June 29, 2002, as compared to 6% and 7% for the corresponding prior year periods. Cost of software revenue for the three and six months ended June 29, 2002 and June 30, 2001 relates primarily to amortization of purchased technology associated with the acquisition of PEI of $120,000 and $240,000, respectively, in both years. We are amortizing this purchased technology against related license revenue over a period not to exceed four years, which should be fully amortized by the end of fiscal year 2002.

Operating Expenses

      Total operating expenses were $4.2 million and $9.0 million for the three and six months ended June 29, 2002, respectively, compared to $3.8 million and $7.9 million in the corresponding prior year periods. We anticipate an increase in operating expenses in future periods due to the growth experienced by the studio as we ramp up production on our three current film projects. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

      Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary MarionetteTM and RingmasterTM animation and production management software and for creative development for future films. Research and development expenses increased to $2.2 million and $4.6 million, respectively, for the three and six months ended June 29, 2002 from $1.6 million and $3.1 million in the corresponding prior year periods. The increase in research and development expenses for the three and six months ended June 29, 2002 was due to increases in employee related expenses associated with additional staffing and an increase in short film project costs, which was offset by reduced creative development costs. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software segment. Sales and marketing expenses decreased to $203,000 and $454,000, respectively, for the three and six months ended June 29, 2002, from $419,000 and $809,000 in the corresponding prior year periods, due to a reduction in employee related costs and public relations expenses. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations and corporate marketing related to our films.

      General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses decreased to $1.8 million for the three months ended June 29, 2002 from $1.9 million in the corresponding prior year, and increased to $4.0 million for the six months ended June 29, 2002 from $3.9 million in the corresponding prior year period. The slight decrease for the three months ended June 30, 2002 was primarily due to reductions in public company costs and legal fees during the period. The slight overall increase for the six months ended June 30, 2002 is a result of employee related costs, insurance and professional fees, which were partially offset by reductions in public company costs and legal fees. General and administrative expenses may increase in future periods.

Other Income, Net

      Other income, net was $2.6 million and $5.1 million, respectively, for the three and six months ended June 29, 2002, compared to $3.6 million and $6.9 million in the corresponding prior year periods. The decrease in other income is primarily a result of a decrease in interest income due to lower interest rates for the first six months of 2002, as compared to those during the first six months of 2001.

Income Taxes

      Income tax expense for the three months ended June 29, 2002 reflects our federal and state income tax expense of 40.4% versus 37.1% in the same period of the prior year. Our income tax rate was lower in 2001 due to the utilization of research and experimentation credits for federal and state tax purposes, as well as the utilization of certain other state credits and exemptions.

Facility Related Capital Expenditures

      During the second half of fiscal year 2002, we expect to spend approximately $10 million to $12 million related to capital expenditures for our Emeryville headquarters and future expansion.

Capitalized Film Production Costs

      We had $99.5 million in capitalized film production costs as of June 29, 2002, consisting primarily of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Stock Option Accounting

      The Financial Accounting Standards Board (FASB) is currently reviewing the accounting standards for stock-based compensation and are considering if changes to the existing rules should be made. Under the current provisions of SFAS 123, we have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Accordingly, we have not recognized compensation expense for our stock-based awards to employees in our Statements of Income.

      The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Quarter Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net income attributable to common stock:
As reported	$10,442	$8,753	$26,052	$17,020
Pro forma after option expense	8,518	6,942	21,411	13,402
Diluted earnings per share attributed to common stock:
As reported	$0.20	$0.17	$0.50	$0.33
Pro forma after option expense	$0.16	$0.13	$0.41	$0.26

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that we had been following the fair value approach since the beginning of 1996.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments increased by $15.7 million to $294.3 million at June 29, 2002 from $278.6 million at December 29, 2001 due primarily to cash received from Disney for our share of film revenue, as well as proceeds from stock option exercises, software revenue and interest income, which was offset by film production spending on our three films and income tax payments.

      Net cash provided by operating activities for the six months ended June 29, 2002 was primarily attributable to net income of $26.1 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs totaling $14.8 million, an increase in unearned revenue totaling $4.6 million, an increase in receivables from Disney of $10.8 million, and an increase in prepaid expenses and other assets of $11.8 million, which were offset by a decrease in accounts payable of $4.7 million. Net cash used in investing activities primarily consisted of investments in short-term securities of $81.8 million, and funding of film production costs of $22.6 million, which were offset by net proceeds from sales of short-term investments of $54.5 million. Net cash provided by financing activities consisted of proceeds from exercised stock options.

      As of June 29, 2002, our principal source of liquidity was $294.3 million in cash, cash equivalents and short-term investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the next three original animated feature films that we produce, which will be Finding Nemo, The Incredibles and Cars. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered. We believe that these funds will be sufficient to meet our operating requirements through the next twelve months.

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

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required for the fiscal year beginning January 1, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

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

      For our business to be successful, our films must achieve box office success. While we have been successful in the release of our first four feature films, this level of success is unusual in the motion picture industry, and our future releases may not achieve similar results. Moreover, although worldwide box office results for Monsters, Inc. are very positive, we may not achieve similar levels of success in home video, television licensing, and ancillary products which could impact the ultimate success of the film. Beyond 2002, we will be dependent on the future success of Finding Nemo, The Incredibles, and Cars. Unless Finding Nemo, The Incredibles, and Cars achieve box office success and are successful in home video, television licensing, and merchandise sales, they may not generate significant revenue and operating results for us in future years.

      A portion of our anticipated revenues for the remainder of fiscal year 2002 is based on the assumption that Monsters, Inc. will be a success in the worldwide home video and merchandising markets. Although to date Monsters, Inc. has been very successful in its worldwide theatrical release with worldwide box office receipts currently at $523 million, there can be no assurance that worldwide home video and merchandise sales will be sufficient to meet our earnings target. To date, we have recognized most of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug’s Life. Although our forecast assumes some continued revenues from these titles, there can be no assurance that revenues from continuing international television licensing, worldwide home video, merchandise sales and ancillary royalties will be sufficient to achieve our targeted earnings.

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

      In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us of additional distribution costs to those previously forecasted. Such adjustments have and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, we may make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization in estimating associated costs, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. Due to these factors, the amount and timing of our future revenues and associated expenses from Toy Story, Toy Story 2, A Bug’s Life and Monsters, Inc. are difficult to forecast, and it is possible, in any given quarter, that we will not meet our forecasted earnings targets.

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

      In accordance with the terms of the Co-Production Agreement, we are not obligated to pay certain advertising costs related to our films unless they have been fully recouped by related revenues. Accordingly, we do not record advertising expenses incurred in advance of domestic theatrical receipts. For the remaining revenue streams, however, we may be required to record advertising expenses in advance of the related revenue. For example, during the second quarter of 2002, we recorded marketing and advertising expenses associated with the upcoming home video release of Monsters, Inc. The timing and amount of such expenses are difficult to forecast, and it is possible, in any given quarter, that we will not meet our forecasted earnings targets, or that there will not be enough revenues to offset such upfront costs.

Forecasting our operating expenses is extremely difficult.

      Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SOP 00-2, which we adopted in the first quarter of fiscal year 2001. A substantial portion of all of our other costs are incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the three and six months ended June 29, 2002 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead.

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

Software revenue.

      Software revenue declined in fiscal year 2001 but increased for the six months ended June 29, 2002, as compared to prior years. We expect ongoing variability in revenues derived from software licenses as we continue to reduce our emphasis on the commercialization of software products. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate consistently higher RenderMan® licensing revenues; therefore, we expect that revenue from the licensing of RenderMan® may continue to fluctuate in future periods. To meet our fiscal 2002 diluted earnings per share target, our revenue estimates include revenues attributable to non-film related sources including software revenue. There can be no assurance that the timing and amount of such revenues will be sufficient to meet our targeted earnings.

Other non-film revenue and expenses.

      Our 2002 diluted earnings per share target includes our forecast of other non-film related sources such as interest income and our effective tax rate. Interest income fluctuates depending on economic conditions and interest rates available to us during the year, and therefore, it is difficult to forecast. For example, although our average cash, cash equivalents and short-term investment balances increased during 2001, interest income decreased due to declining interest rates during 2001. Income tax expense may also fluctuate. Our income tax rate for 2002 approximates statutory levels, however the effective tax rate for 2001 was below statutory rates due to the utilization of research and experimentation credits as well as the utilization of certain other state credits and exemptions. There can be no assurance that the amount of other non-film revenues and expenses such as those noted above will be sufficient to meet targeted earnings.

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

Our operating expenses fluctuate.

      Operating expenses for the first six months of fiscal year 2002 increased in comparison to the same period in fiscal year 2001, and we expect to continue to increase our operating expenses to fund greater levels of research and development, to ramp up our production on our three current film projects and to expand operations. We expect our spending levels may still increase significantly due to the following:

•	continued investment in proprietary software systems,

•	potential increased competition costs for creative, technical and administrative talent,

•	increased costs associated with the expansion of our facilities,

•	number of personnel required to support studio growth to accommodate multiple films in parallel production, and

•	increased investment in creative development.

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

      In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Finding Nemo, which is currently targeted for release in summer 2003, The Incredibles, which is currently targeted for release in holiday 2004, and Cars, which is currently targeted for release in holiday 2005, as well as future projects as we move towards producing one feature film per year. We have only produced four prior feature films to date and have limited experience with respect to producing animated feature films in parallel. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures, and procure additional resources and facilities in order to accomplish the scheduled release of our feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that Finding Nemo, The Incredibles, and Cars will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

      In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards achieving one film a year, there will be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Creative Executive, he is also directing his next feature film, Cars. A lack of his availability may adversely impact the success and timing of all our films.

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

      All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at June 29, 2002. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than	Over
	1 Year	1 Year	Total

Available-for-sale securities	$112,489	$137,128	$249,617
Weighted-average interest rate	4.18%	3.36%	3.39%

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

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by Pixar during the quarter ended June 29, 2002.

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

Ann Mather
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.