Form 10-Q
period 2002-09-28
PIXAR \CA\
filed 2002-11-12
CIK 1002114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares outstanding of the registrant’s Common Stock as of November 4, 2002 was 51,443,576.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

PIXAR

BALANCE SHEETS

	September 28,	December 29,
	2002	2001

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$48,007	$56,289
Short-term investments	291,241	222,310
Trade receivables, net	1,073	1,516
Receivable from Disney	93,091	13,512
Other receivables	3,659	5,632
Prepaid expenses and other assets	2,558	3,528
Deferred income taxes	21,342	21,673
Property and equipment, net	108,644	111,995
Capitalized film production costs	88,312	86,839

Total assets	$657,927	$523,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$443	$4,843
Income taxes payable	12,208	1,808
Accrued liabilities	9,081	8,844
Unearned revenue	6,657	2,113

Total liabilities	28,389	17,608

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; no par value; 100,000,000 shares authorized; 51,192,224 and 49,445,956 issued and outstanding as of September 28, 2002 and December 29, 2001, respectively	375,740	325,362
Accumulated other comprehensive income	2,333	1,845
Retained earnings	251,465	178,479

Total shareholders’ equity	629,538	505,686

Total liabilities and shareholders’ equity	$657,927	$523,294

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

	Quarter Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In thousands, except per share data)
Revenue:
Film and animation services	$100,475	$9,836	$155,711	$38,643
Software	1,981	1,481	6,629	5,490

Total revenue	102,456	11,317	162,340	44,133

Cost of revenue:
Film and animation services	21,304	1,989	33,231	6,520
Software	137	131	410	422

Total cost of revenue	21,441	2,120	33,641	6,942

Gross profit	81,015	9,197	128,699	37,191

Operating expenses:
Research and development	2,039	1,840	6,623	4,948
Sales and marketing	411	541	865	1,350
General and administrative	2,347	2,101	6,354	6,039

Total operating expenses	4,797	4,482	13,842	12,337

Income from operations	76,218	4,715	114,857	24,854
Other income, net	2,584	5,093	7,685	12,034

Income before income taxes	78,802	9,808	122,542	36,888
Income tax expense	31,867	3,643	49,556	13,704

Net Income	$46,935	$6,165	$72,986	$23,184

Basic net income per share	$0.93	$0.13	$1.46	$0.48

Shares used in computing basic net income per share	50,643	48,328	50,001	48,002

Diluted net income per share	$0.87	$0.12	$1.39	$0.45

Shares used in computing diluted net income per share	53,746	52,090	52,691	51,400

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 28,	September 29,
	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$72,986	$23,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,064	5,988
Amortization of capitalized film production costs	31,753	6,347
Tax benefit from option exercises	13,817	5,835
Deferred income tax	331	1,110
Changes in operating assets and liabilities:
Trade and other receivables, net	2,416	(2,251)
Receivable from Disney	(79,579)	71,138
Prepaid expenses and other assets	610	1,309
Accounts payable	(4,400)	(1,262)
Income taxes payable	10,400	(5,520)
Accrued liabilities	237	(2,855)
Unearned revenue	4,544	6,564

Net cash provided by operating activities	59,179	109,587

Cash flows from investing activities:
Purchase of property and equipment	(3,178)	(7,179)
Proceeds from sale of equipment	55	—
Proceeds from sale of short-term securities	89,564	156,595
Investments in short-term securities	(158,007)	(265,232)
Capitalized film production costs	(32,456)	(31,766)

Net cash used in investing activities	(104,022)	(147,582)

Cash flows from financing activities:
Proceeds from exercised stock options	36,561	14,781

Net cash provided by financing activities	36,561	14,781

Net decrease in cash and cash equivalents	(8,282)	(23,214)
Cash and cash equivalents at beginning of period	56,289	63,241

Cash and cash equivalents at end of period	$48,007	$40,027

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$25,850	$13,800

Supplemental disclosure of non-cash investing and financing activities:
Loss on equipment disposals capitalized as film production costs	$770	$21

Unrealized gain on investments, net of taxes	$488	$1,878

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

      The results of operations for the three and nine months ended September 28, 2002 are not necessarily indicative of the results expected for the current year or any other period.

      Certain amounts reported in previous periods have been reclassified to conform to the 2002 financial statement presentation.

(2) Fiscal Year

      Pixar operates on a 52- or 53-week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2002 will end on December 28, 2002 and will consist of 52 weeks.

(3) Net Income per Share

      Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options and warrants. Of the outstanding options to purchase shares of common stock, for the three and nine months ended September 28, 2002, options to purchase approximately 52,000 shares and 382,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase approximately 345,000 shares and 545,000 shares of common stock were excluded for the corresponding prior year periods.

      Reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended

	September 28, 2002			September 29, 2001

	Net			Net
	Income	Shares	EPS	Income	Shares	EPS

Basic net income per share	$46,935	50,643	$0.93	$6,165	48,328	$0.13
Effect of dilutive shares:
Warrants/options	—	3,103		—	3,762

Diluted net income per share	$46,935	53,746	$0.87	$6,165	52,090	$0.12

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended

	September 28, 2002			September 29, 2001

	Net			Net
	Income	Shares	EPS	Income	Shares	EPS

Basic net income per share	$72,986	50,001	$1.46	$23,184	48,002	$0.48
Effect of dilutive shares:
Warrants/options	—	2,690		—	3,398

Diluted net income per share	$72,986	52,691	$1.39	$23,184	51,400	$0.45

(4) Comprehensive Income

      Other comprehensive income consists of unrealized holding gains or losses on the company’s short-term investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

	Quarter Ended

	September 28,	September 29,
	2002	2001

Net income	$46,935	$6,165
Unrealized holding gains on short-term investments, net of taxes	488	1,629

Comprehensive income	$47,423	$7,794

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Net income	$72,986	$23,184
Unrealized holding gains on short-term investments, net of taxes	488	1,878

Comprehensive income	$73,474	$25,062

(5) Feature Film and Co-Production Agreements

Feature Film Agreement

      In 1991, the Company entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of Walt Disney Pictures and Television (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), to develop and produce up to three computer-animated feature films (the “Feature Film Agreement”). The Company is entitled to receive compensation based on revenue from the distribution of these films and related products. In 1995, the Company released its first feature film under the terms of the Feature Film Agreement, Toy Story. Based on the individual film forecast method, all Toy Story film production costs were fully amortized by the year ended December 31, 1997.

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

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Components of Capitalized Film Production Costs

      The total film production costs and related amounts capitalized are as follows (in thousands):

	September 28,	December 29,
	2002	2001

Released Films	$134,531	$132,222
Cumulative amortization of film production costs	(112,429)	(80,677)

Total film production costs capitalized for released films	22,102	51,545
Films in Production	62,581	33,942
Films in Development or Preproduction	3,629	1,352

Total film production costs capitalized	$88,312	$86,839

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

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Research and development	$5,301	$3,700
General and administrative	2,733	2,560

Total	$8,034	$6,260

      At September 28, 2002 and December 29, 2001, the receivable from Disney aggregated $93.1 million and $13.5 million, respectively, which consists of a receivable from Disney for film revenue, advances net of Disney’s actual share of expenditures for all films, amounts due for animation services and miscellaneous reimbursements.

      For released films, the Company expects to amortize, based on current estimates, approximately $11 million to $13 million in capitalized film production costs over the succeeding twelve-month period. In addition, the Company has amortized more than 80% of each released film’s original production costs as of September 28, 2002, with the exception of Monsters, Inc., which is projected to reach the 80% milestone by fiscal year 2003.

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

      The Company’s revenue segment information by film category follows (in thousands):

	Quarter Ended

	September 28,	September 29,
	2002	2001

Monsters, Inc.	$78,414	$—
Toy Story 2(1)	11,250	7,287
Library titles(1)(2)	10,476	2,352
Animation services	335	197

	$100,475	$9,836

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Monsters, Inc.	$116,311	$—
Toy Story 2(1)	19,961	17,717
Library titles(1)(2)	17,486	20,716
Animation services	1,953	210

	$155,711	$38,643

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(1)	During the quarter ended September 28, 2002, certain adjustments were made to previous estimates for return reserves and expenses. These adjustments increased home video and merchandise revenue for Toy Story 2 and A Bug’s Life and contributed approximately $0.14 to the Company’s third quarter 2002 diluted earnings per share.

(2)	Library titles include A Bug’s Life and Toy Story.

(7) New Accounting Pronouncements

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”, which supersedes APB 17, “Intangible Assets” (SFAS 142), which addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset acquired in a business combination is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, it should be separately recognized. The Company adopted SFAS 142 January 1, 2002. The adoption of SFAS 142 has not had a material impact on our financial position or results of operations.

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

      This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Risk Factors on pages 17 to 21. Particular attention should be paid to the cautionary language in “Risk Factors — To meet our fiscal 2002 diluted earning per share target, we are dependent on our feature films and the accuracy of our forecasts,” “— Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” and “— Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” as well as those noted in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2001 (the “Form 10-K”). Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      Our second feature film, A Bug’s Life, was released in November 1998 and counts as the first original Picture under the Co-Production Agreement. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse us for our share of certain general and administrative costs and certain research and development costs that benefit the productions. In November 1999, Toy Story 2, our third animated feature film was released. As a theatrical sequel, Toy Story 2 is a derivative work of the original Toy Story, and therefore it does not count toward the five original Pictures to be produced under the Co-Production Agreement. However, as a derivative work, Toy Story 2 is treated for all other purposes as a Picture under the Co-Production Agreement, and all the provisions applicable to the five original Pictures apply.

      In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. We are currently in various stages of production on the final three films under our current Disney deal, Finding Nemo, The Incredibles and Cars. These films will be produced and distributed under the Co-Production Agreement and will count as the third, fourth, and fifth films of the Pictures to be produced under the Co-Production Agreement. Finding Nemo is currently scheduled to be released on May 30, 2003. The Incredibles and Cars are currently targeted for holiday releases in 2004 and 2005, respectively.

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

      The statements regarding the targeted release dates for our future films are forward-looking, and the actual release dates may differ. Factors that could cause delays in the release of our films include, but are not limited to: (1) the uncertainties related to production delays; (2) financing requirements; (3) personnel availability; (4) external economic and political events; and (5) the release dates of competitive films. Please refer to our Form 10-K, particularly the sections on risk factors, for a more detailed discussion of these factors.

Target Earnings per Share for Fiscal Year 2002

      The domestic home video release for Monsters, Inc. occurred on September 17, 2002. For the majority of our key European and Asian territories, the home video was also released in September 2002. Our fourth quarter film revenues are expected to be derived primarily from Monsters, Inc. continued worldwide home video sales, merchandising revenues and other ancillary royalties, as well as home video, television and merchandise revenues from our other three films. Based on our actual results for the nine months ended September 28, 2002 and our projections for the remainder of the year, we are targeting earnings of $1.50 to $1.55 per diluted share for the full year 2002. This guidance is also based on assumptions that include continued software sales, interest income, increased operating expenses, and an effective tax rate of approximately 40%.

      These statements regarding our targeted earnings per share are forward-looking, and actual results may differ materially. Factors that could cause actual results for fiscal year 2002 to differ include but are not limited to: (1) the timing and amount of worldwide revenue and distribution costs from Monsters, Inc. and other titles in our film library, (2) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits; (3) the timing and amount of non-film related revenues and expenses; (4) the accuracy of assumptions and judgments used to estimate certain revenues and associated gross profits; (5) the market price of our common stock and related volatility; and (6) external economic and political events that are beyond our control. See “Risk Factors” set forth below for a more detailed discussion of factors that could cause actual results to differ. For additional risk factors that can affect our business, please see the section entitled “Risk Factors” in our Form 10-K.

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

      Under the Co-Production Agreement, we share equally with Disney in the profits of each Picture, including Monsters, Inc., Toy Story 2 and A Bug’s Life, after Disney recovers its marketing, distribution and other predefined costs and fees. Beginning in 2000, we had an improved ability, through information available to us from Disney and other sources, to estimate and record our share of film revenues and gross profits. Although our revenues are based on the information we receive from Disney, we may make adjustments to that information based on our estimates and judgments. For example, our theatrical revenues may be adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of our participation is reflected. Such adjustments were made to home video reserve and home video and merchandise expense estimates during the quarter ended September 28, 2002. These adjustments increased the net home video revenues of Toy Story 2 and A Bug’s Life and contributed approximately $0.14 to our diluted earnings per share for the quarter ended September 28, 2002.

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

Results of Operations

      Our results for the nine months ended September 28, 2002 were driven primarily by the worldwide home video release and box office performance of Monsters, Inc., related merchandise sales and other ancillary royalties for Monsters, Inc. and to a lesser extent, continuing revenues from our library of films. By the end of the third quarter of 2002, Monsters, Inc. had generated approximately $524 million in worldwide box office receipts, including $256 million at the domestic box office and $268 million at the international box office. We have also recognized shipments of approximately 25.1 million home video units, comprised of 6.2 million VHS units and 9.3 million DVD units domestically and 6.3 million VHS units and 3.3 million DVD units internationally. We have recognized essentially all remaining worldwide theatrical revenues from Monsters, Inc. and a majority of the worldwide home video revenues as of September 28, 2002.

Revenue

      Total revenue for the three and nine months ended September 28, 2002 were $102.5 million and $162.3 million, compared to $11.3 million and $44.1 million, respectively, in the corresponding prior year periods.

      Film and animation services revenue for the three months ended September 28, 2002 were $100.5 million compared with $9.8 million in the corresponding prior year period. Film revenue for the three months ended September 28, 2002 consisted of $78.4 million from Monsters, Inc., $11.3 million from Toy Story 2,and $10.5 million in revenues from our library titles, A Bug’s Life and Toy Story. Revenues from Monsters, Inc. were primarily attributable to the home video release, as well as some merchandise sales, and other ancillary royalties. Revenues for Toy Story 2 and our library titles were comprised of continuing worldwide home video sales, merchandise sales and other ancillary royalties. During the third quarter of 2002, we made certain favorable adjustments to previous home video reserve and home video and merchandising expense estimates which contributed to the home video revenues associated with Toy Story 2 and A Bug’s Life. These adjustments contributed approximately $0.14 to our diluted earning per share for the three months ended September 28, 2002. Film revenue for the three months ended September 29, 2001 included domestic network television licensing of Toy Story and Toy Story 2, merchandise sales, derivative works and ancillary royalties.

      Film and animation services revenue for the nine months ended September 28, 2002 were $155.7 million compared to $38.6 million in the corresponding prior year period. The increase in the current nine-month period from the corresponding prior year period was largely due to the timing and success of Monsters, Inc.’s worldwide theatrical performance and the September 2002 home video release, as well as merchandise sales and other ancillary royalties. Film and animation services revenue for the nine months ended September 29, 2001 was primarily comprised of revenues from domestic network television licensing of A Bug’s Life and Toy Story 2, and merchandise sales and other ancillary royalties related to Toy Story 2 and our library titles.

      Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Software revenue for the three and nine months ended September 28, 2002 was $2.0 million and $6.6 million compared to $1.5 million and $5.5 million, respectively, in the corresponding prior year periods, resulting from increases in RenderMan® software licensing during the period. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate consistently higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenues derived from software licenses and we expect future software revenues will be comparable with the average results from previous quarters.

      For the three and nine months ended September 28, 2002, Disney accounted for 97% and 95%, respectively, of our total revenue compared to 87% and 88%, respectively, for the corresponding prior year periods. The revenue from Disney consisted primarily of film related revenue and to a lesser extent some animation services revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2002 and for the near future.

Cost of Revenue

      Cost of film and animation services revenue for the three and nine months ended September 28, 2002 was $21.3 million and $33.2 million compared to $2.0 million and $6.5 million, respectively, in the corresponding prior year periods. Cost of film revenue represents amortization of capitalized film production costs. See “Capitalized Film Production Costs.” For the three and nine months ended September 28, 2002, cost of film revenue represented amortization of capitalized film production costs associated with Monsters, Inc., Toy Story 2 and A Bug’s Life, and represented 21% of total film revenue for both periods. For the three and nine months ended September 29, 2001, cost of film revenue represented amortized costs associated with Toy Story 2 and A Bug’s Life, and represented 20% and 17%, respectively, of total film revenue. Our cost of revenue as a percentage of film revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the film forecast method for an individual film. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs were fully amortized by December 31, 1997. The increase in cost of film revenue as a percentage of total film revenue for the three and nine months ended September 28, 2002 as compared to the prior year periods, can be attributed to a majority of revenues resulting from Monsters, Inc., which had a higher cost amortization percentage relative to our previous films.

      Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, as well as amortization of purchased technology. Cost of software revenue as a percentage of the related revenue was 7% and 6% for the three and nine months ended September 28, 2002, as compared to 9% and 8% for the corresponding prior year periods. Cost of software revenue for the three and nine months ended September 28, 2002 and September 29, 2001 relates primarily to amortization of purchased technology associated with the acquisition of PEI of $120,000 and $360,000, respectively, in both years. We are amortizing this purchased technology against related license revenue over a period not to exceed four years, which will be fully amortized by the end of fiscal year 2002.

Operating Expenses

      Total operating expenses were $4.8 million and $13.8 million for the three and nine months ended September 28, 2002, respectively, compared to $4.5 million and $12.3 million in the corresponding prior year periods. We anticipate an increase in operating expenses in future periods due to the growth experienced by the studio as we ramp up production on our three current film projects. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

      Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary MarionetteTM and RingmasterTM animation and production management software and for creative development for future films. Research and development expenses increased to $2 million and $6.6 million, respectively, for the three and nine months ended September 28, 2002 from $1.8 million and $4.9 million in the corresponding prior year periods. The increase in research and development expenses for the three and nine months ended September 28, 2002 was due to increases in employee related expenses associated with additional staffing and an increase in short film project costs, which was offset by reduced creative development costs. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software sales. Sales and marketing expenses decreased to $411,000 and $865,000, respectively, for the three and nine months ended September 28, 2002, from $541,000 and $1.3 million in the corresponding prior year periods, due to a reduction in marketing costs associated with the release of Monsters, Inc. in the prior year period. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations and corporate marketing related to our films.

      General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $2.3 million for the three months ended September 28, 2002 from $2.1 million in the corresponding prior year, and increased to $6.4 million for the nine months ended September 28, 2002 from $6.0 million in the corresponding prior year period. The increase for the three months ended September 28, 2002 was primarily due to an increase in employee related costs. The slight overall increase for the nine months ended September 28, 2002 is a result of employee related costs, insurance and professional fees, which were partially offset by reductions in public company costs and legal fees. General and administrative expenses may increase in future periods.

Other Income, Net

      Other income, net was $2.6 million and $7.6 million, respectively, for the three and nine months ended September 28, 2002, compared to $5.1 million and $12.0 million in the corresponding prior year periods. The decrease in other income over the comparable prior year periods is primarily due to a one-time, non-recurring settlement of approximately $2 million which was recognized in the third quarter of 2001 and was unrelated to our core business. After factoring in this one-time, non-recurring settlement, the remaining decrease in other income for 2002 relative to 2001 is due to declining interest rates in 2002.

Income Taxes

      Income tax expense for the three and nine months ended September 28, 2002 reflects our federal and state income tax expense of 40.4% versus 37.1% in the same periods of the prior year. Our income tax rate was lower in 2001 due to the utilization of research and experimentation credits for federal and state tax purposes, as well as the utilization of certain other state credits and exemptions.

Facility Related Capital Expenditures

      During the last quarter of fiscal year 2002, we expect to spend approximately $10 million to $11 million related to capital expenditures for our Emeryville headquarters and future expansion.

Capitalized Film Production Costs

      We had $88.3 million in capitalized film production costs as of September 28, 2002, consisting primarily of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Stock Option Accounting

      The Financial Accounting Standards Board (FASB) is currently reviewing the accounting standards for stock-based compensation and is considering if changes to the existing rules should be made. Under the current provisions of SFAS 123, we have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Accordingly, we have not recognized compensation expense for our stock-based awards to employees in our Statements of Income.

      The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Quarter Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net income:
As reported	$46,935	$6,165	$72,986	$23,184
Pro forma after stock option expense	41,560	4,395	62,971	17,796

Decrease attributable to stock option expense	$5,375	$1,770	$10,015	$5,388

Diluted earnings per share:
As reported	$0.87	$0.12	$1.39	$0.45
Pro forma after stock option expense	0.77	0.08	1.20	0.35

Decrease attributable to stock option expense	$0.10	$0.04	$0.19	$0.10

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that we had been following the fair value approach since the beginning of 1996.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments increased by $60.6 million to $339.2 million at September 28, 2002 from $278.6 million at December 29, 2001 due primarily to cash received from Disney for our share of film revenue, as well as proceeds from stock option exercises, software revenue and interest income, which was offset by film production spending on our three films and income tax payments.

      Net cash provided by operating activities for the nine months ended September 28, 2002 was primarily attributable to net income of $73.0 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs totaling $37.8 million, an increase in unearned revenue totaling $4.5 million, an increase in receivables from Disney of $79.6 million, and an increase in income taxes payable of $10.4 million, offset by a decrease in accounts payable of $4.4 million. Net cash used in investing activities primarily consisted of investments in short-term securities of $158.0 million, which were offset by funding of film production costs of $32.5 million, by sales of short-term investments of $89.6 million and equipment purchases of $3.1 million. Net cash provided by financing activities consisted of proceeds of $36.6 million from exercised stock options.

      As of September 28, 2002, our principal source of liquidity was $339.2 million in cash, cash equivalents and short-term investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the next three original animated feature films that we produce, which will be Finding Nemo, The Incredibles and Cars. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered. We believe that these funds will be sufficient to meet our operating requirements through the next twelve months.

Impact of Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”, which supersedes APB 17, “Intangible Assets” (SFAS 142), which addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset acquired in a business combination is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, it should be separately recognized. The Company adopted SFAS 142 January 1, 2002. The adoption of SFAS 142 has not had a material impact on our financial position or results of operations.

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

      The majority of our anticipated revenues for the remainder of fiscal year 2002 is based on the assumption that Monsters, Inc. will be a continued success in the worldwide home video and merchandising markets through the holiday season. Although to date Monsters, Inc. has been very successful in its home video release, there can be no assurance that worldwide home video and merchandise sales will be sufficient to meet our earnings target. To date, we have recognized most of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug’s Life. Although our forecast assumes some continued revenues from these titles, there can be no assurance that revenues from continuing international television licensing, worldwide home video, merchandise sales and ancillary royalties will be sufficient to achieve our targeted earnings.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

      It is difficult to forecast the amount and timing of our future revenues from Toy Story, A Bug’s Life, Toy Story 2 and Monsters, Inc. for the remainder of fiscal year 2002. The amount of future revenues depends not only on customer acceptance of a film in its worldwide theatrical release, but also on customer acceptance of related products in each separate release category — home video, merchandise and television collectively, being the most significant. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict. In spite of Monsters, Inc.’s successful worldwide box office and home video results, it is difficult to predict the ultimate revenues from worldwide home video, worldwide television, merchandising and ancillary revenue streams.

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

      In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us of additional distribution costs to those previously forecasted. Such adjustments have impacted and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, we may make adjustments to our home video revenues for estimates on return reserves and expenses that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. Such adjustments were made during the period ending September 28, 2002. Although these adjustments increased net revenues for home video of Toy Story 2 and A Bug’s Life, there can be no assurance that future adjustments will be favorable to our results. In addition, we utilize margin normalization in estimating associated costs, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. Due to these factors, the amount and timing of our future revenues and associated expenses from Toy Story, Toy Story 2, A Bug’s Life and Monsters, Inc. are difficult to forecast, and it is possible, in any given quarter, that we will not meet our forecasted earnings targets.

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

      In accordance with the terms of the Co-Production Agreement, we are not obligated to pay certain advertising costs related to our films unless they have been fully recouped by related revenues. Accordingly, we do not record advertising expenses incurred in advance of domestic theatrical receipts. For the remaining revenue streams, however, we may be required to record advertising expenses in advance of the related revenue. For example, during the second quarter of 2002, we recorded marketing and advertising expenses associated with the third quarter home video release of Monsters, Inc. The timing and amount of such expenses are difficult to forecast, and it is possible, in any given quarter, that we will not meet our forecasted earnings targets, or that there will not be enough revenues to offset such up front costs.

Forecasting our operating expenses is extremely difficult.

      Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SOP 00-2, which we adopted in the first quarter of fiscal year 2001. A substantial portion of all of our other costs are incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the three and nine months ended September 28, 2002 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead.

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

Software revenue.

      Software revenue declined in fiscal year 2001 but increased for the nine months ended September 28, 2002, as compared to prior years. We expect ongoing variability in revenues derived from software licenses as we continue to reduce our emphasis on the commercialization of software products. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate consistently higher RenderMan® licensing revenues; therefore, we expect that revenue from the licensing of RenderMan® may continue to fluctuate in future periods. To meet our fiscal 2002 diluted earnings per share target, our revenue estimates include revenues attributable to non-film related sources including software revenue. There can be no assurance that the timing and amount of such revenues will be sufficient to meet our targeted earnings.

Other non-film revenue and expenses.

      Our 2002 diluted earnings per share target includes our forecast of other non-film related sources such as interest income and our effective tax rate. Interest income fluctuates depending on economic conditions and interest rates available to us during the year, and therefore, it is difficult to forecast. For example, although our average cash, cash equivalents and short-term investment balances increased during 2001 and through September 28, 2002, interest income decreased due to declining interest rates occurring in the latter half of 2001 and into 2002. Income tax expense may also fluctuate. Our income tax rate for 2002 approximates statutory levels, however the effective tax rate for 2001 was below statutory rates due to the utilization of research and experimentation credits as well as the utilization of certain other state credits and exemptions. There can be no assurance that the amount of other non-film revenues and expenses such as those noted above will be sufficient to meet targeted earnings.

Our operating results have fluctuated in the past, and we expect such fluctuations to continue.

Our revenues fluctuate significantly.

      We continue to expect significant fluctuations in our future annual and quarterly revenues because of a variety of factors, including the following:

•	the timing of the domestic and international theatrical releases of our animated feature films,

•	the success of our animated feature films, which can fluctuate significantly from film to film,

•	the timing of the release of related products into their respective markets, such as home videos, television, and merchandising,

•	the demand for such related products, which is often a function of the success of the related animated feature film,

•	Disney’s costs to distribute and promote the feature films and related products and the timing of those costs,

•	Disney’s success at marketing the films and related products,

•	the timing and accuracy of information received from Disney and other sources on which we base estimates of revenue to be recognized from our animated feature films and related products by Disney,

•	the introduction of new feature films or products by our competitors,

•	general political and economic conditions, and

•	timing and amount of non-film related revenues such as licensing of our software.

      In particular, since our revenue under the Co-Production Agreement is directly related to the success of a feature film, our operating results are likely to fluctuate depending on the level of success of our animated feature films and related products. The revenues derived from the production and distribution of an animated feature film depend primarily on the film’s acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success and profitability of a motion picture also depends upon promotion and marketing, production costs and other factors. Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products.

Our operating expenses fluctuate.

      Operating expenses for the nine months ended September 28, 2002, increased in comparison to the same period in fiscal year 2001, and we expect to continue to increase our operating expenses to fund greater levels of research and development, to ramp up our production on our three current film projects and to expand operations. We expect our spending levels may still increase significantly due to the following:

•	continued investment in proprietary software systems,

•	potential increased competition costs for creative, technical and administrative talent,

•	increased costs associated with the expansion of our facilities,

•	number of personnel required to support studio growth to accommodate multiple films in parallel production, and

•	increased investment in creative development.

      A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in the remainder of 2002.

Our scheduled successive releases of feature films will continue to place a significant strain on our resources.

      In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Finding Nemo, which is currently targeted for release on May 30, 2003, The Incredibles, which is currently targeted for release in holiday 2004, and Cars, which is currently targeted for release in holiday 2005, as well as future projects as we move towards producing one feature film per year. We have only produced four prior feature films to date and have limited experience with respect to producing animated feature films in parallel. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures, and procure additional resources and facilities in order to accomplish the scheduled release of our feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that Finding Nemo, The Incredibles, and Cars will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

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

      All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at September 28, 2002. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than	Over
	1 Year	1 Year	Total

Available-for-sale securities	$152,976	$138,265	$291,241
Weighted-average interest rate	3.93%	2.93%	3.45%

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

Item 4.     Controls and Procedures

      a.     Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      b.     Changes in internal controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      Pixar is a party to various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on Pixar’s results of operations, cash flows, or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect Pixar’s future results of operations, cash flows or financial position in a particular period.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by Pixar during the quarter ended September 28, 2002.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXAR

By:	/s/ ANN MATHER

Ann Mather
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

Date: November 12, 2002

CERTIFICATIONS

      I, Steve Jobs, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Pixar;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ STEVE JOBS

Steve Jobs
Chairman and Chief Executive Officer

      I, Ann Mather, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Pixar;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ ANN MATHER

Ann Mather
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.