Form 10-K
period 2002-12-28
PIXAR \CA\
filed 2003-03-28
CIK 1002114

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

Commission File Number 0-26976

Pixar

(Exact name of registrant as specified in its charter)

California	68-0086179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Park Avenue, Emeryville, California (Address of principal executive offices)	94608 (Zip Code)

Registrant’s telephone number, including area code:

(510) 752-3000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of June 29, 2002, the last day of the Registrant’s most recently completed second fiscal quarter, there were 50,175,152 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on June 28, 2002) was approximately $497 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 4, 2003, there were 53,180,410 shares of the Registrant’s Common Stock outstanding.

      This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our anticipated revenues and operating expenses, and our expectations regarding any future distribution agreement we may enter into. In some cases, forward-looking statements can be identified by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry and management’s beliefs and assumptions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 16 through 30. Particular attention should be paid to the cautionary language in Risk Factors “— To meet our fiscal 2003 earnings projections, we are dependent on our feature films and the accuracy of our forecasts,” “— Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” “— Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” and “— The Co-Production Agreement imposes several risks and restrictions on us.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

General

      Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. We are a leading digital animation studio with the creative, technical and production capabilities to create a new generation of animated feature films and related products. Our objective is to create, develop and produce computer-animated feature films with heartwarming stories and memorable characters that appeal to audiences of all ages. Through the creation of entertaining, enduring and successful films, we seek to maintain our position as a leading brand in animated feature films. To date, we have created and produced four full-length animated feature films, Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc., which were marketed and distributed by The Walt Disney Company (along with its subsidiaries hereinafter referred to as “Disney”). Our films had combined worldwide box office receipts of more than $1.7 billion and hold four positions in the top nine grossing animated films of all time. Toy Story was released in 1995 and generated over $362 million in worldwide box office revenue. Our second animated feature film, A Bug’s Life, was released in 1998 and generated over $363 million in worldwide box office revenue. Our third film, Toy Story 2, was released in 1999 and generated over $485 million in worldwide box office revenue. Our fourth and latest animated feature film, Monsters, Inc., was released in November 2001 and generated over $524 million in worldwide box office revenue, making it the second highest grossing animated feature film of all time and the fourth highest grossing film released in 2001. Our fifth animated feature film, Finding Nemo, is scheduled for domestic theatrical release on May 30, 2003.

      In 1997, we extended our original relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, we agreed to produce, on an exclusive basis, five original computer-animated feature films (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance and co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after Disney recovers all marketing and distribution costs and fees. The first two original Pictures produced under the Co-Production Agreement were A Bug’s Life and Monsters, Inc. We are currently in various stages of production on the final three Pictures under this agreement: Finding Nemo, The Incredibles, and Cars. As a sequel, Toy Story 2 did not count toward the Pictures; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the Pictures. See “— Relationship with Disney — Co-Production Agreement.”

      The term of the Co-Production Agreement continues until delivery to Disney of our fifth Picture, Cars, which is currently targeted for a 2005 holiday release. We may, however, enter into another distribution agreement with any third party after the delivery of our third Picture, Finding Nemo, which is expected to occur prior to May 30, 2003. We have produced four tremendously successful films to date, and we believe that this success combined with the strength of our financial resources position us to negotiate an arrangement with more favorable economic terms. Although we look forward to a more favorable agreement for films released after Cars, such an agreement may also increase our risks. See “— Relationship with Disney” and “Risk Factors — We face various distribution risks with respect to our feature films.”

      Our principal executive offices are located at 1200 Park Avenue, Emeryville, California 94608. Our telephone number is (510) 752-3000, and our Internet home page is located at www.pixar.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

Business Model and Products

      Our goal is to maintain our position as a leading brand in family entertainment through the development and production of high quality animated films and related products, such as video products, toys, interactive games, and other merchandise. A critical part of our strategy to achieve our position as a leading brand was to secure strong marketing and distribution of our films. Consequently, we entered into the Co-Production Agreement with Disney, which has allowed us to leverage off Disney’s marketing expertise and substantial distribution infrastructure to market and distribute our co-branded feature films and related products.

      Animated Feature Films. Our first animated feature film, Toy Story, was released in November 1995. In November 1998, we released A Bug’s Life, our second animated feature film with Disney. A Bug’s Life was the first of the Pictures to be developed and distributed under our Co-Production Agreement with Disney. In November 1999, we released Toy Story 2, the theatrical sequel to Toy Story and our third animated feature film produced for distribution by Disney. While not counting as one of the five original Pictures, Toy Story 2 is subject to the same terms as the five Pictures developed and produced under the Co-Production Agreement. In November 2001, we released Monsters, Inc., our second Picture under the Co-Production Agreement. Finding Nemo, our third Picture under the Co-Production Agreement, is scheduled for its domestic theatrical release on May 30, 2003.

      We intend to continue to develop original computer-animated feature films for the family entertainment market. We are currently in various stages of production on three other original animated feature films: The Incredibles, Cars and our first feature film produced outside of our existing Disney relationship (“Project 2006”). The Incredibles and Cars will be produced and distributed under the Co-Production Agreement and will count as the remaining two films of the original five Pictures to be produced under the Co-Production Agreement. Brad Bird, who previously directed and wrote the screenplay of the critically acclaimed animated feature The Iron Giant, is currently working on The Incredibles, which is targeted for a 2004 holiday release. John Lasseter, the Director of Toy Story, A Bug’s Life, and Toy Story 2, and Executive Producer for Monsters, Inc. and Finding Nemo, is currently directing Cars, which is targeted for a 2005 holiday release. Project 2006 was approved for production in February 2003 and is currently targeted for a 2006 release. See “Risk Factors — Our scheduled successive releases of feature films will continue to place a significant strain on our resources.”

      Home Videos. Home video sales, including VHS and DVD formats, continue to be among the largest contributors to lifetime revenues of our films. With the increasing popularity of the DVD format, more homes are creating DVD libraries, and we believe that DVD adoption will continue to increase. The increasing popularity of the DVD format is one factor that contributed to the tremendous success of the Monsters, Inc. domestic home video release, eventually making Monsters, Inc. the best selling home video of 2002 with sales of 20 million units in the U.S. (11.4 million DVD units and 8.6 million VHS units). Monsters, Inc. home video was released in the U.S. on September 17, 2002 in both VHS and a 2-Disc Special Edition DVD. Both versions included the Oscar® winning Pixar short film, For the Birds, as well as our new animated short, Mike’s New Car, which has been nominated for a 2002 Oscar® for Best Animated Short Film.

      We expect DVD penetration to continue to have a favorable impact on the sales of our titles on home video, especially in many foreign territories where the DVD adoption rate has lagged behind that of the U.S. As of the end of the fourth quarter of 2002, we had recognized 10.4 million units sold in the foreign market (3.7 million DVD units and 6.7 million VHS units) for Monsters, Inc. As of the end of 2002, we have recognized Monsters, Inc. home video net sales of 30.4 million units of DVD and VHS worldwide. As more consumers worldwide build their DVD film libraries, we expect to see not only a shift in the DVD/ VHS ratio toward DVD, but also an increase in the overall sales of home videos. We believe increasing worldwide penetration of DVDs will favorably benefit the release of our new titles on home video as well as potentially create incremental sales of our existing titles.

      Disney initially released Toy Story on home video in the VHS format in October 1996. In April 1999, A Bug’s Life was released on home video in VHS and DVD formats. As part of Disney’s domestic home video strategy to reinvigorate sales, Disney re-released Toy Story (in VHS format only) and A Bug’s Life (in both VHS and DVD format) as part of their Gold Collection in January 2000 and August 2000, respectively. In October 2000, Disney released Toy Story 2 in VHS and DVD formats. The Toy Story 2 DVD release occurred simultaneously with the Toy Story DVD release as both films were packaged into a 2-disc pack and a 3-disk “Ultimate Toy Box” Collector’s Edition, which includes a third disk with behind-the-scenes footage and additional supplemental materials. Distribution of home video versions of the animated feature films developed and produced under the Co-Production Agreement is governed by the Co-Production Agreement.

      We continue to explore opportunities to maximize the home video sales of our library titles. For example, both Toy Story and Toy Story 2 are planned to go on a moratorium beginning May 1, 2003. This strategy is designed to boost sales volume prior to the moratorium and support a higher sales price upon re-entry into the market in future periods. In the past, this strategy has been effective for other Disney titles; however, we anticipate a shorter moratorium period for Pixar titles.

      Television. The television market for our feature films generally follows the theatrical and home video release. Toy Story aired on ABC in 1997 to kick off ABC’s “Wonderful World of Disney.” It also aired on The Disney Channel for several months following its television debut on ABC. In October 2000, A Bug’s Life became the first major animated title distributed by Disney to air on Pay-Per-View. Toy Story 2 began its Pay-Per-View window in March 2001. We also broke ground in 2001 in the television market with the licensing of Toy Story, A Bug’s Life and Toy Story 2 in the domestic network market and in the international broadcast and premium television markets. Monsters, Inc. was made available to Pay-Per-View during the latter half of 2002. Monsters, Inc. made its pay television debut on Starz!/ Encore in March 2003, the first time a Pixar title has been licensed to a premium cable network. We expect Monsters, Inc., Finding Nemo, The Incredibles and Cars to be sold to all television windows, including Pay-Per-View, pay television and network television. Distribution of television rights for the animated feature films developed and produced under the Co-Production Agreement are governed by the Co-Production Agreement.

      Merchandise and Interactive Games. We believe the characters, story and music created in our animated feature films provide significant revenue generation opportunities through various consumer products such as toys and interactive games. Distribution of consumer products and licensing of merchandising based on the animated feature films developed and produced under the Co-Production Agreement are governed by the Co-Production Agreement.

      Short Films. Producing short films allows us to develop creative talent and computer animation technology. We have produced a number of short films since our inception and plan to continue to invest in developing new short films. For example, in 1997 we created and produced a short film titled Geri’s Game, which enabled us to further our technology in computer-generated skin and cloth. In 2000, we created and produced a short film titled For the Birds, which enabled us to further our technology in computer-generated fur and feathers. The acclaimed John Lasseter-directed Pixar short, Knick Knack, will accompany Finding Nemo in theaters.

      RenderMan®. We have been selling our RenderMan® software for nearly fifteen years. RenderMan® has helped visual effects studios create visual effects in nearly 100 films. Of the last 35 films nominated to receive an Academy Award® for visual effects, 32 have used RenderMan®. RenderMan® runs on three popular platforms: IRIX, Linux and Windows. Examples of RenderMan® customers include movie and special effects studios such as Disney, Lucasfilm Ltd. through its affiliate Industrial Light and Magic (“ILM”), Sony Pictures Imageworks and Dreamworks SKG. RenderMan® is also used in television broadcasting. Customers also include government agencies and universities around the world. See “— Technology — RenderMan®” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      We make our computer-animated feature films and other projects in four stages: creative development, pre-production, production and post-production. Because this process is iterative, there is continuous reworking of the film. The basic elements of this highly complex process are outlined below.

Creative Development

      Creative development is an iterative process in which the story and its characters are created and developed. The first step involves the development of a story concept, which often takes the form of a story summary or outline known as a “treatment.” After numerous iterations and research into the story and characters, a first draft of a screenplay is written.

Pre-Production

      The pre-production stage begins when the screenplay is turned into story boards, which are panels filled with thousands of sketches that represent the story to be animated. The story boards are then transferred to film or video so that they can be electronically edited into a photo play of the film called a story reel, a process that enables editing of the film before the production phase begins. Voices are then selected, recorded and added to the story reel. Animated dioramas, which are test sequences to prove that the major technical issues in creating the film have been addressed, are also created in pre-production. Throughout the creative development and pre-production processes, plans are developed for the style, colors and look of the film.

Production

      Our production stage consists of six phases: modeling and rigging, layout, animation, shading and lighting, rendering and film recording. In the modeling phase, digitized models of each set and character are created by defining their shapes in three dimensions (height, width and depth) and by adding rigs, the sets of animation controls that allow the model to be moved or animated. In some cases, a digitized model has hundreds of animation controls. In the layout stage, artists place the digital models into a scene and position the digital cameras at the angles from which the three-dimensional shot is to be seen. The assembled shot is then given to the animator together with the prerecorded voice.

      In the animation stage, the digitized models are animated, or “brought to life,” in three dimensions by changing the animation controls over time to create a motion sequence. The next step in completing a scene requires attaching to each object and model a description of its surface characteristics. These “shaders” describe the pattern, texture, finish and color for every object in the scene. Next, lighting is added by placing digital lights into the scene. In the rendering phase, the renderer takes the modeling, layout, animation, shading and lighting data and, for each frame in the sequence, computes a three-dimensional image of what the scene looks like at that point in time from the point of view of the camera. The final rendering of a single frame takes an average of one to four hours, but a small percentage of more complex frames can take much longer, between 20 and 40 hours each or more. The final rendered digital image is then sent to our PixarVision® laser recorders to be printed onto film. While film is the primary means of distributing motion pictures to theaters, digital electronic projectors have achieved the brightness and high resolution necessary to project movies on theater screens without the use of film. As our films are produced digitally, they are uniquely suited to this method of presentation. Toy Story 2 was shown digitally in 12 theaters worldwide, making it the first completely computer-animated feature film to be shown digitally. Monsters, Inc. was shown digitally in 37 theaters worldwide, and we expect that Finding Nemo will be shown even more widely on the world’s 159 digital screens.

Post-Production

      The post-production stage consists of two parallel processes: the picture process and the sound process. In the picture process, images are put on film, the film is sent to a laboratory for final color correction, and final prints are made. If the film is shown digitally, as was the case in a small number of theaters with Toy Story 2 and Monsters, Inc., we transfer the original rendered data for each frame onto a digital image compression device, which is then used to project the movie electronically. In the sound process, the sound effects and musical score are added and the final sound is mixed. Our post-production is simpler than post-production in a live-action film, which requires more significant editing. In most live-action films, many hours of film are shot, and the film is then significantly edited and re-edited in the post-production stage to create a feature film. We, like other animation studios, edit the film throughout the entire creative development and production process. Thus post-production involves only final editing and scoring.

Creative Group

      Our creative and technical personnel have collaborated since our founding to produce three-dimensional computer-animated films. The principal objective of our creative group is to create heartwarming stories with memorable characters utilizing the medium of computer animation. The members of our creative and technical teams have been nominated for and received a number of awards. In 1986, the short animated film Luxo Jr. earned an Academy Award® nomination for Best Animated Short Film. In 1988, another of our short films, Tin Toy, became the first computer-animated film to win the Academy Award® for Best Animated Short Film. In 1998, our animated short film, Geri’s Game, also won an Academy Award® for Best Short Animated Film. In 2000, Toy Story 2 won a Golden Globe Award for Best Picture, Musical or Comedy. In

2002, Monsters, Inc. was nominated for four Academy Awards® including Best Animated Feature Film, Best Song, Best Original Score and Best Sound Editing and received the Academy Award® for Best Song. Our short film For the Birds won an Academy Award® for Best Animated Short Film in 2001 and our latest short film, Mike’s New Car, was nominated for an Oscar® in 2002 for Best Animated Short Film. In March 1996, Mr. Lasseter received a Special Achievement Oscar® from the Academy of Motion Picture Arts and Sciences for the development and application of techniques that made possible the first feature-length computer-animated film, Toy Story.

      John Lasseter is Executive Vice President, Creative and the senior creative officer at Pixar. Mr. Lasseter is an Academy Award®-winning director and animator, the Director of Toy Story, A Bug’s Life, and Toy Story 2 and Executive Producer for Monsters, Inc. and Finding Nemo. Other directors working with Mr. Lasseter include Andrew Stanton, Brad Bird and Pete Docter. Finding Nemo, scheduled for release on May 30, 2003, is written and directed by Academy Award®-nominee Andrew Stanton, who served as co-director and co-screenwriter of A Bug’s Life and was co-screenwriter of Toy Story, Toy Story 2, and Monsters, Inc. Brad Bird previously directed and wrote the screenplay of the critically acclaimed animated feature, The Iron Giant, and is currently working on The Incredibles, which is targeted for a 2004 holiday release. Also working with Mr. Lasseter is Pete Docter, the Director of Monsters, Inc. and Academy Award®-nominee for his role in creating the original story for Toy Story. Mr. Docter is working on our projects beyond Project 2006.

      Under each director is a strong creative team consisting of highly skilled story artists, animators and other artists trained in the art of animation, especially computer-animation. The story department is responsible for a project’s concept, treatment, outline, script, story boards and story reels. The art department is responsible for the visual development of a project, including the design of characters, sets, color, textures, shading and lighting. Animators are responsible for bringing the characters to life. It is also common for creative contributions to come from the technical group. Our research and development department is responsible for creating and further advancing our distinctive computer animated visual effects, such as the moving fur in Monsters, Inc. or the underwater “murk” in our upcoming film, Finding Nemo. Our proprietary software tools enable artists unfamiliar with computers to quickly become skilled in the art of three-dimensional animation. All groups work closely together in an iterative process. We have a cooperative working environment and a non-hierarchical culture whereby each member of the creative team, regardless of position or department, considers the ideas of any other member of the team. See “Risk Factors — Our success depends on certain key employees.”

      The success of each animated film developed and produced by us depends in large part upon our ability to produce the type of content that will appeal to a broad audience and to develop compelling stories and characters. Traditionally, this process has been extremely difficult. While we have enjoyed box office success with Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc., there can be no assurance that similar levels of success will be achieved by our subsequent films, including Finding Nemo, The Incredibles, and Cars. In addition, there can be no assurance that voices and other intellectual property rights used in the animated feature film will be available for use in any sequel or other products related to each feature film. See “Risk Factors — In order for our feature films and related products to be successful, we must develop appealing creative content.”

Technology

      Our technology is an important component of our films, and our research and development department is a key strategic asset of the company. Members of this group were responsible for many of the key, award-winning inventions that make three-dimensional computer animation possible, including texturing, shading, motion blur and cloth simulation. We continue to make a significant investment in technology in order to help maintain a competitive advantage in this fast moving field.

      We have three core proprietary technologies: (1) MarionetteTM, an animation software system for articulating, animating and lighting, (2) RingmasterTM, a production management software system for scheduling, coordinating and tracking of a computer animation project and (3) RenderMan®, a rendering software system for high quality photo-realistic image synthesis that we use internally and licenses to third parties. Each of these systems is critical to the production of our animated feature films and other animation products.

      MarionetteTM. MarionetteTM is our software system for articulating, animating and lighting for computer animation. MarionetteTM is the primary software tool of every animator and technical director at Pixar. In contrast to many commercially available animation systems, which are designed to address product design, computer video games or cinematic special effects, MarionetteTM has been designed and optimized for character articulation and animation. MarionetteTM is used on Linux and Unix workstations.

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

      RenderMan®. RenderMan® is a rendering software system for high quality photo-realistic image synthesis that we use internally and also license to third parties. Today, RenderMan® is used by many major film studios and special effects firms. RenderMan® was designed to be easily portable. It is available on three popular platforms: IRIX, Linux and Windows.

Relationship with Disney

      A critical component of our objective to maintain our position as a leading brand in the animated feature film market is to secure strong promotion, marketing and distribution of our films and related products. We believe that Disney is a leader in the marketing and distribution of animated feature films and related products and one of the industry’s most widely recognized brand names. We have enjoyed a long relationship with Disney that dates back to 1986, when we entered into a joint technical development effort with Disney that resulted in the Computer Assisted Production System (“CAPS”), a production system owned and used by Disney in some of its two-dimensional cel-based animated feature films. Disney first used CAPS for The Rescuers Down Under and has continued to use it for its subsequent animated feature films, such as The Lion King and Tarzan. In 1992, certain employees of Pixar and Disney were jointly awarded an Academy Award® for Scientific and Engineering Achievement for the development of CAPS.

      In May 1991, we entered into the Feature Film Agreement with Walt Disney Pictures, a wholly-owned subsidiary of Disney, which provided for the development, production and distribution of up to three feature-length motion pictures (the “Feature Film Agreement”). It was pursuant to the Feature Film Agreement that Toy Story was developed, produced and distributed. In 1997, we extended our existing relationship with Disney by entering into the Co-Production Agreement. This agreement generally provides that we will be responsible for the development, pre-production and production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The profits from the Pictures are shared equally between Pixar and Disney after Disney recovers a distribution fee and pre-agreed distribution costs. The term of this arrangement continues until the delivery of Cars to Disney, which we expect to occur in 2005.

      We have produced four tremendously successful films to date. We believe that the success of our track record combined with the strength of our financial resources position us to negotiate an arrangement with more favorable economic terms. Although we look forward to a more favorable agreement for films released after Cars, such an agreement may also increase our risks. See “Risk Factors — We face various distribution risks with respect to our feature films” and “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

      Overview. On February 24, 1997, we entered into the Co-Production Agreement with Disney pursuant to which we, on an exclusive basis, agreed to produce the Pictures for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which are financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that we are responsible for the production of each Picture and that Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first two original Pictures under the Co-Production Agreement were A Bug’s Life and Monsters, Inc., which were released in November 1998 and November 2001, respectively. The third original Picture governed by the Co-Production Agreement will be Finding Nemo, which is scheduled to be released on May 30, 2003. Toy Story 2, the theatrical sequel to Toy Story, was released in November 1999, and is also governed by the Co-Production Agreement, although it does not count towards the Pictures. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures.

      Production. The Co-Production Agreement provides a green lighting mechanism for the five films to be developed and produced as Pictures. The Incredibles and Cars are the fourth and fifth films, respectively, to be green lit. After the green light, we have final control over the production of each Picture. Disney is entitled to designate a representative at Pixar to monitor the production and production costs of the Pictures.

      Financing of Development and Production. Pixar and Disney share equally in all production costs. Production costs are defined in the Co-Production Agreement to mean all costs and expenses we incur directly related to or fairly allocable to the creation, development, pre-production, production, post-production and delivery to Disney of the Pictures. Production costs, whether capitalized as film costs or expensed as incurred, include, among other things, all carrying costs we incur for retention of employees for production purposes and their associated overhead expenses, the costs of all treatments we prepare for submission to Disney, all costs of computer hardware and software used to develop the Pictures, and fair allocations of all costs and expenses we incur that are associated with or benefiting the Picture, including research and development, general and administrative and overhead expenses. The Co-Production Agreement provides mechanisms for the establishment of production budgets for each Picture. We may not exceed these contractually established production budgets without Disney’s written approval, subject to certain limited exceptions.

      Distribution. Disney is solely responsible for financing the costs and expenses of the marketing, promotion, publicity, advertising and distribution of each Picture, subject to certain requirements, and has final control over all related decisions. Disney is obligated to consult with us regarding all such major marketing and distribution decisions, and we are entitled to designate a representative to monitor marketing and distribution of the Pictures. As the remaining three films under the Co-Production Agreement have been approved for production, Disney has committed to initially release each Picture within certain windows and not to release other Disney family films during certain windows. Further, each Picture is to be distributed and marketed under the Walt Disney Pictures brand (or the then current Disney brand for premier Disney movies) and is to be distributed and marketed by Disney in all markets and media and on a worldwide basis in a manner similar to that in which Disney then currently distributes and markets its premiere animated movies. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and consequently, we experience a delay in the receipt of cash proceeds from such films and products until after Disney recovers such costs.

      Division of Gross Receipts. Pixar and Disney are entitled to share equally in all gross receipts remaining after deduction of: (1) a distribution fee to Disney, (2) mutually agreed participations (payments to third parties such as actors, composers and other artists contingent upon the success of the Pictures), if any, paid by either Disney or us, and (3) Disney’s distribution costs. Gross receipts include all revenues or other consideration received by Disney from the exploitation of the Pictures and any related merchandise, books, soundtracks and other tangible personal property based upon the Pictures, as more specifically provided in the Co-Production Agreement (collectively, “Merchandise”), subject to certain exceptions relating primarily to receipts from Disney’s affiliates. Distribution costs are broadly defined in the Co-Production Agreement to include out-of-pocket costs paid (or in certain instances, accrued for payment) to a third party (or in certain instances, to Disney’s affiliates) by Disney or certain of its affiliates, provided that such out-of-pocket costs are directly related or fairly allocable to the distribution of the Picture and Merchandise. Pursuant to the Co-Production Agreement, we receive statements and payments of our share of gross receipts monthly within 45 days after the end of each calendar month, subject to certain exceptions, and we have the right to audit Disney’s books and records relating to the Pictures and Merchandise.

      Derivative Works. Subject to certain exceptions, Disney and Pixar have mutual control of the decision to develop, produce or otherwise exploit any derivative works (or to transfer or license any rights to exploit any derivative works) during the term of the Co-Production Agreement or thereafter. Derivative works include theatrical sequels such as Toy Story 2, made-for-home video sequels, television productions such as Buzz Lightyear of Star Command, interactive media products such as Monsters, Inc. and Finding Nemo interactive games, and other derivative works as more specifically provided in the Co-Production Agreement (collectively, “Derivative Works”). Except in certain very limited circumstances, in the event of a disagreement over whether to proceed with a Derivative Work, Disney’s decision governs. We are to be given the option to co-finance and produce, or to participate on a passive financial basis with respect to, a Derivative Work that is (1) a theatrical motion picture, (2) a made-for-home video production, (3) a television production, (4) location-based entertainment that uses unique characters or other elements from any of the Pictures or Toy Story as its primary theme, or (5) an interactive product such as CD-ROMs, DVDs, video games and arcade games (collectively, “Interactive Products”).

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

      A Derivative Work that is a theatrical motion picture would not count towards the five Pictures under the Co-Production Agreement. Accordingly, Toy Story 2 does not count as one of the five Pictures to be produced. Under the Co-Production Agreement, all provisions applicable to the original five Pictures apply to Toy Story 2 as well.

      Creative Controls. Pixar and Disney have mutual creative control of the production of The Incredibles. Pixar has creative control of the production of Cars. The Co-Production Agreement provides for certain dispute resolution procedures in the event of a disagreement.

      Brand/Credit. The Co-Production Agreement sets forth Disney’s and Pixar’s intent that the Pixar brand be established as an equal brand to the Disney brand in connection with the Pictures, Merchandise and Derivative Works. The Co-Production Agreement provides that the Pixar logo, animated logo and credit shall be used in a manner that is perceptually equal to the Disney logo, animated logo and credit, subject to certain specific requirements.

      Exclusivity. We have agreed not to release or authorize the release of any feature-length animated theatrical motion picture we produce, other than the Pictures and Derivative Works we produce under the Co-Production Agreement, until twelve months from delivery of the fifth Picture, Cars, under the Co-Production Agreement. We have further agreed that we will not enter into any agreement with any third party for the development, production or distribution of any feature-length animated theatrical motion picture until after we have delivered the third Picture, Finding Nemo, to Disney under the Co-Production Agreement, which is currently scheduled to occur prior to May 30, 2003. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature-length animated and computer-animated theatrical motion pictures itself or enter into similar agreements with third parties. See “— Competition.”

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

      Term and Termination. The term of the Co-Production Agreement continues until delivery to Disney of the fifth Picture produced and financed under the Co-Production Agreement, unless earlier terminated. For example, Disney is entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or we merge or consolidate into such a competitor. Upon termination by Disney pursuant to the example above, Disney has certain rights to compel us to complete works in production. In the event of termination, the Co-Production Agreement provides that its terms and conditions continue to apply with respect to Pictures, Merchandise and Derivative Works that we have delivered to Disney or which Disney elects to have completed, as well as all future Merchandise and future Derivative Works relating thereto, but otherwise terminates.

      Effect on Prior Agreements. All Derivative Works based on Toy Story including Toy Story 2 are to be governed by the Co-Production Agreement and not the original Feature Film Agreement. The original Feature Film Agreement now applies only to the rights and obligations of Disney and Pixar relating to the financial participation in, and the production and distribution of, the theatrical motion picture Toy Story and the financial participation in certain Merchandise related to Toy Story (unless gross receipts in any given month exceed a certain amount, in which case they will be subject to the Co-Production Agreement), subject to certain exceptions, and otherwise has no further force or effect.

Competition

      We experience intense competition with respect to animated feature films, animation products and software. Our animated feature films compete and will continue to compete with family-oriented animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG, Warner Brothers, Sony Pictures Entertainment (“Sony”), Fox Entertainment Group Inc. (“Fox”), Paramount Pictures (“Paramount”), Lucasfilm Ltd. (“Lucasfilm”), Universal Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies. We expect new entrants to our market as more studios achieve success in their animated films. Independent studios may also seek production and distribution partners.

      Intense competition exists in the family-oriented, animated and live action feature film market. Some of the family-oriented animated and live action feature films released theatrically in 2002 included the following:

•	Ice Age by 20th Century Fox/ Blue Sky Studios,

•	The Rookie by Disney,

•	Spiderman by Sony,

•	Spirit: Stallion of the Cimarron by Dreamworks,

•	Scooby-Doo by Warner Brothers,

•	Lilo and Stitch by Disney,

•	Miyazaki’s Spirited Away by Studio Ghibli,

•	Harry Potter and the Chamber of Secrets by Warner Brothers, and

•	The Wild Thornberrys Movie by Paramount.

      The release of Monsters, Inc. in 2001 was highly successful, resulting in worldwide box office revenues exceeding $524 million. Another animated family-oriented feature film released during 2001, Shrek, achieved worldwide box office revenues of over $477 million. We also experienced competition from a non-animated family-oriented film, Harry Potter and the Sorcerer’s Stone, which was released by Warner Bros. during November 2001. There appears to be increasing widespread acceptance for those films created by using Computer Graphics Imagery (CGI), as demonstrated by the success of Monsters, Inc., Shrek, and Jimmy Neutron: Boy Genius, which had combined worldwide box office revenues of approximately $1.1 billion. Additionally, all three Oscar® nominations in the new Best Animated Feature Film category for 2001 were awarded to these three CGI films. In addition to box office competition, other family-oriented films may continue to compete with Monsters, Inc. and Finding Nemo, as well as our film library, with respect to related television, merchandise, home video, and other future revenue sources.

      We believe competition from animated feature films and family-oriented feature films may intensify over the next several years, possibly affecting Finding Nemo, which is currently targeted for release on May 30, 2003, The Incredibles, which is currently targeted for a 2004 holiday release, and Cars, which is currently targeted for a 2005 holiday release. Due to a potentially large number of family-oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated before we release The Incredibles and Cars. This could result in failure of such films to achieve the extraordinary commercial success required for us to profit from such films.

      Our films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance, and exhibition outlets. In addition, we compete and will continue to compete with other movie studios for the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Some of the movie studios with which we compete have significantly greater financial, marketing and other resources than we do.

      Several movie studios have developed their own internal computer animation capability specifically for the production of animated films and live action films. For example, DreamWorks SKG (with PDI) successfully produced Antz in 1998 and Shrek in 2001. Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in 2002. Other movie studios may internally develop, enter into a co-production agreement with a third party, license or sub-contract three-dimensional animation capability. Further, we believe that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products. For example, SGI’s Alias/ Wavefront subsidiary licenses “Maya,” which is its next generation three-dimensional software for creating high quality animation and visual effects. “Maya” incorporates many new features and could be used to make a computer-animated feature film.

      The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label, and enjoys the financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films, and while the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows for our films, it is possible that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. Our contractual agreement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

      We believe that the primary competitive factors in the market for animated feature films include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Due in part to our creative and technical resources and to the Co-Production Agreement with Disney, pursuant to which Disney co-finances the production of our feature films, markets our feature films and provides creative assistance and access to significant distribution channels, we believe that we compete favorably with respect to each of these factors.

      Computer Graphics Special Effects Firms. We also expect to compete with computer graphics special effects firms, including ILM, Rhythm & Hues/VIFX, Tippett Studios, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer-animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode II: Attack of the Clones, and ILM has a royalty-free, paid-up license to use our RenderMan® software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films. We believe that the primary competitive factors in the market for three-dimensional computer animation for animated feature films and other animation products include creative content and talent, product quality, technology, access to distribution channels and marketing resources. We believe that we presently compete favorably with respect to each of these factors.

      Software Publishers. We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally SGI (which acquired Wavefront Technologies, Inc. (“Wavefront”) and Alias Research, Inc. (“Alias”)), MentalImage GMD and Avid Technologies (which distributes the MentalImage product). MentalImage, Avid and SGI (which through its Alias/ Wavefront subsidiary licenses “Maya”, a three-dimensional software for creating high quality animation and visual effects), are each marketing competing rendering software products, usually at lower prices than ours. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan® software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users. We believe that the primary competitive factors in the market for rendering software include product quality, price/performance, technology, functionality, breadth of features and customer service and support. We believe that we presently compete favorably with respect to each of these factors.

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

Proprietary Rights

      Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently own twenty four patents issued in the United States and fourteen issued in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. There can be no assurance that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to us.

      The source code for our proprietary software is protected both as trade secrets and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we generally obtain end user license agreements for our RenderMan® software product, we have also relied on “shrink wrap” licenses that are not signed by the end-user, which may be unenforceable under the laws of certain jurisdictions. There can be no assurance that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

      One of the risks of the film production business are claims that our productions infringe on the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, our technology and software may be subject to patent, copyright or other intellectual property claims of third parties. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on reasonable terms or at all.

      We also rely on certain technology that we license from third parties, including software that is integrated and used with internally developed software. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays in feature film releases or product shipments until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product shipments could materially adversely affect our business, operating results or financial condition.

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

Employees

      As of March 4, 2003, we had approximately 700 employees and contractors. Although none of our employees are represented by a labor union, it is common for film directors, producers, animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. We have not experienced any work stoppages, and we consider relations with our employees to be good.

      Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Ed Catmull, Sarah McArthur and Ann Mather. We do not maintain “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who is fundamental to our relationship with Disney; however, this employment agreement does not necessarily assure his services. See “— Employment Agreements.” The loss of the services of any of Messrs. Jobs, Lasseter, Dr. Catmull, Ms. McArthur, Ms. Mather or of other key employees, especially our film directors, producers, animators, other creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition.

Risk Factors

      The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

To meet our fiscal 2003 earnings projections, we are dependent on our feature films and the accuracy of our forecasts.

      In 2003, our revenue and operating results will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs from Finding Nemo, Monsters, Inc. and other titles in our film library, (2) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility, (6) potential delays in the release date of our film, and (7) external economic and political events.

Dependence on revenue from our feature films.

      Under the Co-Production Agreement, Pixar and Disney share equally in the profits of our animated feature films after Disney recovers its distribution fee and its marketing and distribution costs. Distribution costs include worldwide theatrical release costs, costs related to merchandise, Disney’s costs to market and distribute home videos in the United States and foreign markets, Disney’s distribution fee, and other distribution costs including talent participation and residuals. We remain dependent on the timing, accuracy, and sufficiency of the information provided by Disney.

      For our business to be successful, our films must achieve box office success. While we have been successful in the release of our first four feature films, this level of success is unusual in the motion picture industry and our future releases may not achieve similar results. In 2003, we will be dependent on the success of Finding Nemo. Unless Finding Nemo achieves box office success and is successful in home video, television licensing, and merchandise sales, it may not generate significant revenue and operating results for us to meet our projections in 2003 and beyond.

      A significant portion of our anticipated revenues for fiscal year 2003 is based on the assumption that Finding Nemo will be a success in the worldwide theatrical, domestic home video and worldwide merchandising markets. Therefore, if Finding Nemo does not generate sufficient worldwide box office receipts, domestic home video sales, or worldwide merchandise sales to be deemed successful, it would adversely impact our 2003 operating results. In addition, during 2003, we expect continued contributions from Monsters, Inc. through worldwide television licensing as well as continued worldwide home video and merchandise sales. If Monsters, Inc. does not generate sufficient revenues from these sources, our 2003 results could be adversely affected. To date, we have recognized most of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug’s Life. For Monsters, Inc., we have recognized essentially all of the theatrical revenues and a substantial portion of the home video revenues. Although our forecast assumes some continued revenues from these titles, there can be no assurance that revenues from continuing international television licensing, worldwide home video and merchandise sales will be sufficient to achieve our 2003 earnings projection.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

      Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict the box office success of Finding Nemo. Even if Finding Nemo experiences a very successful domestic theatrical run, it is difficult to predict the ultimate worldwide theatrical revenues as well as related home video, merchandising and ancillary revenue streams. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy in which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

      It is also difficult to forecast the amount of revenues from Monsters, Inc. and our other titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of life cycle tend to be relatively small, minor fluctuations can result in notable variances from forecast. Additionally, while we expect the moratorium on Toy Story and Toy Story 2 to enhance our home video sales, the impact of this strategy is difficult to predict, particularly since these are our first titles to go on a moratorium, and may not generate the results we expect.

      With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While the timing of domestic release is typically known well in advance of release, the timing of international releases are less predictable. A foreign product release is often marked by a rollout across many countries over the course of many months. Therefore, the timing of international revenues is inherently more difficult to predict than the timing of domestic revenues.

      In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided, which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us, and has in the past informed us, of additional distribution costs to those previously forecasted. Such adjustments have and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, in the past, we have made adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization in estimating associated costs, such as with merchandising or home video, in accordance with the provisions of Statement of Position 00-2 — “Accounting by Producers or Distributors of Films” (SOP 00-2). Due to these factors, the amount and timing of our future revenues and associated expenses from our films are difficult to forecast, and it is possible, in any given quarter, that we will not recognize sufficient film revenue to generate significant earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

      With respect to capitalized film production costs, our policy is to amortize these costs over the expected revenue streams as we recognize revenues from the associated films. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to net realizable value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film, we would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins would adversely impact our business, operating results, and financial condition.

Forecasting our operating expenses is extremely difficult.

      Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs are incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the fiscal years 2000, 2001 and 2002 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we begin production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not shared.

Film production budgets may increase, and film production spending may exceed such budgets.

      Our future film budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing or the development of new proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. Therefore, the budget for Finding Nemo, The Incredibles and Cars and subsequent films and related products may continue to be greater than the budgets for our previous films. We will continue to finance the budgets of Finding Nemo, The Incredibles and Cars equally with Disney under the Co-Production Agreement. In addition, we have approved for production our first Pixar-only financed film. Due to production exigencies which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs, which are currently shared with Disney and treated as film costs, increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

      For 2002, software revenue represented 4% of our total revenues, and we continue to maintain minimal emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan® licensing revenues; therefore, we expect that revenue from the licensing of RenderMan® may decline. However, our 2003 earnings are expected to include revenues attributable to non-film related sources including software revenue. There can be no assurance that the timing and amount of such revenues will be sufficient to meet our 2003 earnings projection.

Other non-film revenue and expenses.

      Our 2003 earnings are expected to include our forecast of other non-film related sources such as interest income and our effective tax rate. Interest income is difficult to predict and can fluctuate depending on our cash balance as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. For example, although our average cash, cash equivalents and investment balances increased during 2002, interest income decreased due to declining interest rates during 2002. Income tax expense may also fluctuate. Our income tax rate for 2002 approximated statutory rates; however, our effective tax rate may fluctuate in future periods. There can be no assurance that the amount of other non-film revenues and expenses forecasted such as those noted above will be achieved to meet our 2003 earnings projection.

Our operating results have fluctuated in the past, and we expect such fluctuations to continue.

Our revenues fluctuate significantly

      We continue to expect significant fluctuations in our future annual and quarterly revenues because of a variety of factors, including the following:

•	the timing of the domestic and international theatrical releases of our animated feature films,

•	the success of our animated feature films,

•	the timing of the release of related products into their respective markets, such as home videos, television, and merchandising,

•	the demand for such related products, which is often a function of the success of the related animated feature film,

•	Disney’s costs to distribute and promote our feature films and related products under the Co-Production Agreement,

•	Disney’s success at marketing our feature films and related products under the Co-Production Agreement,

•	the timing and accuracy of information received from Disney and other sources on which we base estimates of revenue to be recognized from our animated feature films and related products,

•	the timing and amount of non-film related revenues, such as the licensing of our software.

•	the introduction of new feature films or products by our competitors, and

•	general political and economic conditions.

      In particular, since our revenue under the Co-Production Agreement is directly related to the success of our animated feature films, our operating results are likely to fluctuate depending on the level of success of our animated feature films and related products. The revenues derived from the production and distribution of an animated feature film depend primarily on the film’s acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a motion picture also depends upon promotion and marketing, production costs and other factors. Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products.

Our operating expenses fluctuate

      Operating expenses for fiscal year 2002 increased in comparison to fiscal year 2001, and we expect to continue to increase our operating expenses to fund greater levels of research and development, to ramp up our production on our current film projects and to expand operations. We expect our spending levels may still increase significantly due to the following:

•	continued investment in proprietary software systems,

•	increased competition costs for creative, technical and administrative talent,

•	increased costs associated with the expansion of our facilities,

•	increased number of personnel required to support studio growth as we move towards multiple films in parallel production,

•	increased investment in creative development, and

•	increased investment in administrative functions to support our expanding operations.

      A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not pay for) the increases in expenses, our operating expenses will significantly increase in 2003. In addition, as we increase the resources allocated to our productions beyond our feature film Cars, which will be the last film to be co-financed with Disney under the current Co-Production Agreement, we expect our operating expenses to increase significantly.

Our scheduled successive releases of feature films will continue to place a significant strain on our resources.

      In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working on Finding Nemo, which is currently scheduled for release on May 30, 2003, and The Incredibles and Cars, as well as future projects, including Project 2006, our first Pixar-only financed film, as we move towards producing one feature film per year. We have only produced four feature films to date and have limited experience with respect to producing animated feature films in parallel. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that The Incredibles, Cars, Project 2006 or any future animated film will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations.

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

      To continue to accommodate growth, we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvement and maintenance of our accounting system, other internal management systems and backup systems. In addition, this growth and these diversification activities, along with the corresponding increase in the number of our employees and rapidly increasing costs, have resulted in increased responsibility for our management team. We will need to continue to improve our operational, financial and management information systems, to hire, train, motivate and manage our employees, to integrate them into Pixar and to provide adequate facilities and other resources for them. We cannot provide any assurance we will be successful in accomplishing all of these activities on a timely and cost-effective basis. Any failure to accomplish one or more of these activities on a timely and cost-effective basis would have a material adverse effect on our business, financial condition and results of operations.

The Co-Production Agreement imposes several risks and restrictions on us.

We are dependent on Disney for the distribution and promotion of our feature films and related products.

      The decisions regarding the timing of the theatrical release and related products and which of Disney’s motion pictures and related products will receive extensive promotional support from Disney are important factors in determining the success of our motion pictures and related products. Under the terms of the Co-Production Agreement, we have some general protections with respect to the marketing and distribution of our feature films in the form of commitments by Disney as to release windows, the timing of release of other Disney family films and marketing obligations. We ultimately do not control (1) the manner in which Disney distributes our animated feature films and related products, (2) the number of theaters to which Disney distributes our feature films, (3) the specific timing of release of our feature films and related products or (4) the specific amount or quality of marketing and promotional support of the feature films and related products as well as the associated promotional and marketing budgets. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney

Pictures” label and enjoys substantial financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, Disney could make certain decisions as to marketing, distribution or promotion of the animated feature films or related products or the marketing and promotion of its own animated or other family films that could have a material adverse effect on our business, operating results or financial condition. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we experience a delay in the receipt of proceeds from such films and products until after Disney recovers such costs. We are also dependent on Disney for receiving accurate information on a timely basis on which we base estimates to recognize revenue and associated gross profit from the animated feature films and related products. If we fail to receive accurate information from Disney, or fail to receive it on a timely basis, it could have a material adverse effect on our business, operating results or financial condition.

Disney has an exclusive arrangement with us.

      We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than our feature films that we produce under the Co-Production Agreement, until twelve months from our delivery of the fifth original feature film under the Co-Production Agreement. We currently anticipate that we will not deliver the fifth Picture, Cars, until 2005 at the earliest. We have further agreed that we will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after we have delivered Finding Nemo, the third original feature film under the Co-Production Agreement, to Disney. Finding Nemo is currently scheduled to be delivered prior to May 30, 2003. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties. See “Business — Competition,” and “Risk Factors — We experience intense competition with respect to our animated feature films, animation products, and software.”

We have an obligation to co-finance production costs.

      Under the Co-Production Agreement, we will continue to co-finance each of the three remaining original animated feature films and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. We co-financed A Bug’s Life, Toy Story 2 and Monsters, Inc. and are currently co-financing Finding Nemo, The Incredibles and Cars under the Co-Production Agreement, and we have approved for production our first Pixar-only financed film. If our feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely affected.

Disney retains the exclusive distribution and exploitation rights.

      We share equally with Disney in the profits of each Picture and any related merchandise after Disney recovers certain costs; however, Disney retains the exclusive distribution and exploitation rights to all of our feature films, all characters and story elements of our feature films and all related products we develop under the Co-Production Agreement. Accordingly, except in certain specified circumstances, we are not able to exploit or distribute any of our feature films or characters or elements of any of our feature films or related products developed under the Co-Production Agreement without a license from Disney. We cannot provide any assurances that such a license would be available to us on commercially reasonable terms or at all.

Disney can terminate the agreement under various circumstances.

      Under the terms of the Co-Production Agreement, Disney may terminate the agreement under certain circumstances. For example, Disney is entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or Pixar merges or consolidates into such a competitor. Disney would not lose any of its rights to distribute and exploit all feature films and all characters and elements of our feature films and other products we develop under the Co-Production Agreement, except for feature films or related products then in development or production as to which Disney does not elect to proceed, as to which we would regain the rights subject to a lien in favor of Disney for the costs advanced to date. Further, in the event that Disney terminated the Co-Production Agreement, we would be required to seek alternative channels for distribution of our animated feature films and related products. See “Business — Relationship with Disney.”

There are significant risks associated with the motion picture industry.

      The completion and commercial success of a motion picture is extremely unpredictable, and the motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable. The completion and commercial success of a motion picture also depends upon other factors, such as:

•	personnel availability,

•	financing requirements,

•	distribution strategy, including the time of the year and the number of screens on which it is shown,

•	the number, quality and acceptance of other competing films released into the marketplace at or near the same time,

•	critical reviews,

•	the availability of alternative forms of entertainment and leisure time activities,

•	general economic conditions and political events,

•	weather conditions, and

•	other tangible and intangible factors.

      All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film’s box office receipts adversely. Under the terms of the Co-Production Agreement, Pixar is guaranteed theatrical release either during the summer or holiday period. Finding Nemo, which is scheduled for domestic theatrical release on May 30, 2003, is our first film to be released domestically during the summer months, as all of our previous film releases occurred during holiday periods. It is difficult to predict what impact a summer release date may have on the film’s domestic box office receipts or other ancillary revenue streams such as merchandising, relative to our other films. Further, due to the expected release of a large number of family films by Disney and other movie studios in the next several years, it is possible that further saturation of the family film market, particularly those films created by CGI, may adversely impact the commercial success of our films, and therefore have a material adverse effect on our business, financial condition and results of operations. See “Business — Competition.”

In order for our feature films and related products to be successful, we must develop appealing creative content.

      The success of each animated film developed and produced by us will depend in large part upon our creative team’s ability to produce content that will appeal to a broad audience and to develop compelling stories and characters that will achieve broad market acceptance. Traditionally, this process has been extremely difficult. While we have enjoyed box office success with Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc., there can be no assurance that similar levels of success will be achieved by our subsequent films, including Finding Nemo, The Incredibles and Cars.

We experience intense competition with respect to our animated feature films, animation products, and software.

      We experience intense competition with respect to our animated feature films, animation products, and software. Our animated feature films compete and will continue to compete with family-oriented, animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG, Warner Bros., Sony Pictures Entertainment (“Sony”), Fox Entertainment Group Inc. (“Fox”), Paramount Pictures (“Paramount”), Lucasfilm Ltd. (“Lucasfilm”), Universal Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

      In 2002, competition continued to intensify in the family-oriented, animated and live action feature film market. Some of the family-oriented animated and live action feature films released theatrically in 2002 included the following:

•	Ice Age by 20th Century Fox/ Blue Sky Studios,

•	The Rookie by Disney,

•	Spiderman by Sony,

•	Spirit: Stallion of the Cimarron by Dreamworks,

•	Scooby-Doo by Warner Bros.,

•	Lilo and Stitch by Disney,

•	Miyazaki’s Spirited Away by Studio Ghibli,

•	Harry Potter and the Chamber of Secrets by Warner Bros., and

•	The Wild Thornberrys Movie by Paramount.

      The release of Monsters, Inc. in 2001 was highly successful, resulting in worldwide box office revenues exceeding $524 million. Other animated family-oriented feature films released during 2001, such as Shrek, achieved worldwide box office revenues of over $477 million. We also experienced competition from a non-animated family-oriented film, Harry Potter and the Sorcerer’s Stone, which was released by Warner Bros. during November 2001. There appears to be increasing widespread acceptance for those films created by using CGI, as demonstrated by the success of Monsters, Inc., Shrek, and Jimmy Neutron: Boy Genius, which contributed combined worldwide box office revenues of approximately $1.1 billion. Additionally, all three Oscar® nominations in the new best animated feature film category for 2001 were awarded to CGI films. Animated feature films currently in production that are primarily CGI include Shrek 2, Sharkslayer, Madagascar, Over the Hedge, Jimmy Neutron 2, Robots, Ice Age 2 and Valiant, among others. In addition to box office competition, other family-oriented films may continue to compete with Monsters, Inc. and Finding Nemo, as well as our film library with respect to related television, merchandise, home video, and other future revenue sources.

      We believe competition from animated feature films and family-oriented feature films may intensify over the next several years, possibly affecting Finding Nemo, which is currently targeted for release on May 30, 2003, The Incredibles, which is currently targeted for a 2004 holiday release, and Cars, which is currently targeted for a 2005 holiday release. Due to a potentially large number of family-oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated before we release The Incredibles and Cars. This could result in failure of such films to achieve the extraordinary commercial success required for us to profit from such films.

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

      Due to the recent success of CGI animated films, several movie studios have developed their own internal computer animation capability which may be used for special effects in animated films and live action films. For example, DreamWorks SKG (with PDI) successfully produced Antz in 1998 and Shrek in 2001. In addition, Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in March 2002. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing 3-dimensional CGI animated films. Further, we believe that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products. For example, SGI’s Alias/Wavefront subsidiary licenses “Maya,” which is its next generation three-dimensional software for creating high quality animation and visual effects. “Maya” incorporates many new features and could be used to make a computer-animated feature film.

      The Co-Production Agreement provides that we will develop and produce original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Mighty Joe Young, released during the 1998 holiday season, competed with A Bug’s Life in the domestic theatrical market, and Pirates of the Caribbean, currently schedule for release in July 2003, may compete with Finding Nemo. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

Computer Graphics Special Effects Firms.

      We also expect to compete with computer graphics special effects firms, including ILM, Rhythm & Hues/VIFX, Tippett Studios, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode II: Attack of the Clones, and ILM has a royalty-free, paid-up license to use our RenderMan® software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films.

Software Publishers.

      We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally SGI (which acquired Wavefront Technologies, Inc. (“Wavefront”) and Alias Research, Inc. (“Alias”)), MentalImage GMD and Avid Technologies (which distributes the MentalImage product). MentalImage, Avid and SGI, which through its Alias/ Wavefront subsidiary licenses “Maya”, a three-dimensional software for creating high quality animation and visual effects, are each marketing competing rendering software products, usually at lower prices than Pixar. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan® software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users.

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

      Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Ann Mather, and Sarah McArthur. We do not maintain “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who is fundamental to Pixar’s relationship with Disney; however, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. The loss of the services of any of Messrs. Jobs, Lasseter, Dr. Catmull, Ms. Mather, Ms. McArthur or of other key employees, especially our film directors, producers, animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition. Although none of our employees is represented by a labor union, it is common for film directors, producers, animators and actors at film production companies to belong to a union. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. There can be no assurance that our employees will not join or form a labor union, or that we will not be directly or indirectly impacted by industry related work stoppages or that we, for certain purposes, will not be required to become a union signatory. See “Business — Employees” and “Executive Officers of the Company.”

Our Chief Executive Officer has divided responsibilities.

      Pixar’s Chief Executive Officer and Chairman, Steve Jobs, is also Chief Executive Officer at Apple Computer, Inc. Although Mr. Jobs spends time at Pixar and is active in our management, he does not devote his full time and resources to Pixar.

To be successful, we need to attract and retain qualified personnel.

      Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Although recent economic events have reduced competition in our industry for certain personnel, it may still be challenging to identify the caliber of talent required to make our films, particularly our film directors, producers, animators, creative personnel and technical directors. There can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we were unable to hire, assimilate and retain qualified personnel in the future, particularly film directors, producers, animators, creative personnel and technical directors, such inability would have a material adverse effect on our business, operating results and financial condition. See “Business — Employees” and “Executive Officers of the Company.”

We face various distribution risks with respect to our feature films.

      Under the Feature Film Agreement and the Co-Production Agreement, Disney is required to distribute the animated feature films in a manner consistent with those of Disney’s premier animated films. Currently, distribution of our films generally include (1) worldwide theatrical exhibition, (2) worldwide home video sales, (3) worldwide television licensing, including Pay-Per-View, pay television, network, basic cable and syndication, (4) non-theatrical exhibition, such as airlines, schools and armed forces facilities and (5) marketing of other rights of the picture, which may include licensing of merchandise, such as toys, interactive games and soundtrack recordings. Although the Co-Production Agreement provides us with some protection, we cannot provide any assurances that our feature films made under the Co-Production Agreement will be distributed through all of these outlets. See “Business — Business Model and Products.”

      Although we have enjoyed a tremendously successful track record with our first four feature films, we cannot provide any assurances that our future films will enjoy the same level of success. Currently, Disney shares our financial risks associated with the production of the films under the Co-Production Agreement. As our co-production partner, Disney is currently sharing the risk of our films by financing 50% of the production costs. In addition, under the Co-Production Agreement, Disney is responsible for financing 100% of the costs related to the marketing and distribution of the films. In the event that a film does not generate sufficient revenues to offset such costs, Pixar is not responsible for any losses Disney incurs. We cannot provide any assurances that future distribution agreements will provide us with the same level of risk minimization. In addition, as additional entrants emerge in the animation marketplace, there may be increased competition for distribution partners.

We have a limited operating history.

      Until 1996, we had generated recurring revenue primarily from the license of our RenderMan® software, amounts we received under software development contracts and fees for animated television commercial development. We expect to generate a substantial majority of our future revenue from the development and production of animated feature films and related products, as we have since 1996. We have, to date, developed, produced and released only four animated feature films, Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc. Accordingly, we have only a limited operating history in implementing our business model upon which an evaluation of our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a business enterprise, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to changes in the competitive environment, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

Our current and future commitments may have an adverse impact on our cash balances.

      Pursuant to the Co-Production Agreement, we co-financed A Bug’s Life, Toy Story 2 and Monsters, Inc., and we are co-financing our next three original animated feature films, Finding Nemo, The Incredibles and Cars. In the future, we may co-finance other derivative works such as sequels and television productions. The development and production costs of Finding Nemo, The Incredibles, Cars and films beyond, and any possible future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. We expect to fully finance films for release after Cars. As of December 28, 2002, we had approximately $339.1 million in cash and investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the development and production costs of Finding Nemo, The Incredibles and Cars, as well as development and pre-production costs for our first film beyond the Co-Production Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K. To date, we have chosen to use our existing cash resources to fund construction costs and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

We depend on our proprietary technology and computer systems for the timely and successful development of our feature films and related products.

      We cannot provide any assurances that we will not experience difficulties that could delay or prevent the successful development or production of future animated feature films or other related products. Among other things, because we are dependent upon a large base of software and a large number of computers for the development and production of our animated feature films and related products, an error or defect in the software, a failure in the hardware or a failure of the backup facilities could result in a significant delay in one or more productions in process which, in turn, could result in potentially significant delays in the release dates of our feature films or other products. In the past we have experienced minor delays as a result of such matters. Significant delays in production and significant delays in release dates could have a material adverse effect on our business, operating results or financial condition. Further, because we rely mostly on internally developed software, we would not be able to rely upon assistance from third parties in the event that the software fails. See “Business — Technology.”

A single shareholder owns a large percentage of our outstanding stock.

      Our Chief Executive Officer, Steve Jobs, beneficially owns approximately 56% of our outstanding Common Stock as of March 4, 2003. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

Business interruptions could adversely affect our operations.

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Although we have a disaster recovery plan that we regularly update, there can be no assurance that it will be effective in the event of a disaster. Our facilities in the State of California have in the past and may in the future be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In the event of a short-term power outage, we have installed UPS (uninterrupted power supply) equipment to protect our RenderFarm and other sensitive equipment, along with two 1.5 Megawatt backup generators. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn adversely affect our profitability. Although we carry business interruption insurance, there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

      The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. In response to such attacks, the United States is actively using military force to pursue those behind these attacks and is initiating broader actions against global terrorism. The continued threat of terrorism within the United States, the escalation of military action and heightened security measures in response to such further threats, as well as military action against the government of Iraq or any other country, may cause significant disruption to commerce, including the entertainment industry, throughout the world. Such disruption in the future could have a material and adverse effect on our business and results of operations.

Work stoppages could adversely impact our operations.

      Although none of our employees are represented by a labor union, it is common for film directors, producers, animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. We are directly or indirectly dependent upon certain union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations.

To be successful, we will need to continuously enhance our existing proprietary technology and develop new technology.

      Substantially all of our revenues have been derived, and substantially all of our future revenues are expected to be derived, from the use and license of our proprietary technologies. We expect that we will be required to enhance these technologies and to develop new technologies in order to be successful in our industry and in the licensing of our RenderMan® software. We cannot provide any assurances that we will be successful in enhancing our existing technologies or in developing and utilizing new technologies, or that competitors will not develop technology that is equivalent or superior to our technologies or that makes our technologies obsolete. If we are unable to develop enhancements to our existing technologies or new technologies as required, or if the costs associated with developing those technologies continue to increase, our business, operating results or financial condition could be materially adversely affected. See “Business — Technology” and “Business — Competition.”

There are various risks associated with our proprietary rights.

Our efforts to protect our proprietary technologies may not succeed.

      Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently own twenty four patents issued in the United States and fourteen issued in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. See “Business — Proprietary Rights.”

      The source code for our proprietary software is protected both as trade secrets and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we generally obtain end user license agreements for our RenderMan® software product, we have also relied on “shrink wrap” licenses that are not signed by the end-user, which may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable. See “Business — Proprietary Rights.”

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

      One of the risks of the film production business is the possibility of claims that our productions infringe on the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, our technology and software may be subject to patent, copyright or other intellectual property claims of third parties. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all. See “Business — Proprietary Rights.”

Third-party technology licenses may not continue to be available to us in the future.

      We also rely on certain technology that we license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays in feature film releases or product releases until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product releases could materially adversely affect our business, operating results and financial condition. See “Business — Proprietary Rights.”

The market price of our Common Stock has been volatile in the past, and we expect such volatility to continue.

      The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, or economic, political or other factors. For example, during 2002, our Common Stock closed as low as $30.67 and as high as $61.42 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. See “Market for Registrant’s Common Stock and Related Shareholder Matters.”

      As described in “Risk Factors — Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” we believe that period-to-period comparisons of our results of operations may not be necessarily meaningful. Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. In addition, it is possible that in some future period our operating results will be below the expectations of public market analysts and investors or the guidance we have provided. In such event, the price of our Common Stock may be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Item 2.	Properties

      Our studio and headquarters are located in Emeryville, California and consist of approximately 215,000 square feet. We believe that our properties and facilities are suitable and adequate for current operations. In March 2000, we purchased an existing building on 1.76 acres in Emeryville for $7.7 million. Although we purchased the building for potential future expansion, we are currently renting it to commercial tenants. In November 2002, we purchased approximately 2.24 acres of land adjacent to our Emeryville studio facility for $9.4 million, also for future expansion. Through December 28, 2002, we incurred total capital expenditures of $117.1 million for the purchase of the land and the construction of our studio and headquarters facility. We used existing cash resources to fund these facility-related costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K.

Item 3.	Legal Proceedings

      Pixar is regularly subject to certain legal proceedings and claims that arise in the ordinary course of business. Many of these have not yet been fully adjudicated. In the opinion of management, Pixar does not have a potential liability related to any current legal proceedings and claims that would have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should Pixar fail to prevail in any of these legal matters or should several of these legal matters be resolved against Pixar in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders

      The following proposals were submitted to shareholders at our Annual Meeting of Shareholders held October 4, 2002. Each of these proposals was approved by a majority of the shares present at the meeting.

      1.     To re-elect seven directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Shares For	Shares Withheld

Steve Jobs	45,843,050	2,352,651
Edwin E. Catmull	45,864,063	2,331,638
Skip M. Brittenham	46,600,426	1,595,275
Joseph A. Graziano	46,709,666	1,486,035
Lawrence B. Levy	47,250,280	945,421
Joe Roth	47,359,559	836,142
Larry W. Sonsini	44,753,881	3,441,820

      2.     To approve an amendment to Pixar’s 1995 Director Option Plan to increase the number of shares reserved for issuance thereunder by 200,000 shares. Results of the voting included 38,503,467 shares for, 9,670,488 shares against and 21,746 shares abstained.

      3.     To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ended December 28, 2002. Results of the voting included 46,887,382 shares for, 1,298,497 shares against and 9,822 shares abstained.

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of Pixar and their ages as of March 13, 2003 are as follows:

Name	Age	Position

Steve Jobs	48	Chairman and Chief Executive Officer
Edwin E. Catmull	57	President
Ann Mather	42	Executive Vice President, Chief Financial Officer and Secretary
John Lasseter	46	Executive Vice President, Creative
Sarah McArthur	46	Executive Vice President, Production
Lois J. Scali	54	Executive Vice President, General Counsel

      Pixar’s executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of Pixar. There is no family relationship between any executive officer or director of Pixar.

      Mr. Jobs is a co-founder of Pixar and has served as Chairman since March 1991, and as Chief Executive Officer since February 1986. He has been a director of Pixar since February 1986. In addition, Mr. Jobs is currently Chief Executive Officer and a member of the Board of Directors of Apple Computer, Inc. (“Apple”). Mr. Jobs was also a co-founder of NeXT Software, Inc. (“NeXT”), which developed and marketed object-oriented software for client/ server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple. Mr. Jobs then served as an advisor to Apple on a limited basis and served as interim Chief Executive Officer until assuming his current role as Chief Executive Officer at Apple.

      Dr. Catmull is a co-founder of Pixar and in January 2001 was promoted to President. He has served as a member of the executive team and as Chief Technical Officer of Pixar since the incorporation of the company. In 1979, Dr. Catmull brought his high-technology expertise to the film industry as vice president of the Computer Division of Lucasfilm, Ltd. During that time, Dr. Catmull managed four development efforts in the areas of computer graphics, video editing, video games and digital audio. He was also a key developer of RenderMan®, the program that creates realistic digital effects for computer graphics and animation. Dr. Catmull has been honored with three Scientific and Technical Engineering Awards from The Academy of Motion Picture Arts and Sciences for his work, including an Oscar “for significant advancements to the field of motion picture rendering as exemplified in Pixar’s RenderMan®.” He also won the Coons Award, which is the highest achievement in computer graphics, for his lifetime contributions. Dr. Catmull is a member of the Academy of Motion Picture Arts and Sciences and the Science and Technical Awards Committee. Dr. Catmull earned his B.S. degrees in computer science and physics and his Ph.D. in computer science from the University of Utah.

      Ms. Mather has served as Executive Vice President and Chief Financial Officer since September 1999. Ms. Mather has served as Secretary of Pixar since October 1999. Prior to joining Pixar, she was Executive Vice President and Chief Financial Officer of Village Roadshow Pictures. From 1992 to 1999, Ms. Mather held various executive positions at The Walt Disney Company including Senior Vice President of Finance and Administration of its Buena Vista International Theatrical Division (the division that markets and distributes all of Disney’s theatrical films outside of the U.S. and Canada). From 1991 to 1992, she was the European Controller for Alico, a division of AIG, Inc. From 1989 to 1991, she was Director of Finance for Polo Ralph Lauren Europe and from 1984 to 1988, Ms. Mather was at Paramount Pictures Corporation where she held various executive positions in London, Amsterdam and New York. Ms. Mather is a graduate of Cambridge University in England and is a chartered accountant.

      Mr. Lasseter is a two-time Academy Award®-winning director and animator. In addition to serving as head of all of Pixar Animation Studios’ films and projects as Executive Vice President, Creative, he directed Toy Story, (the first feature-length computer animated film), A Bug’s Life and Toy Story 2. He most recently served as executive producer of Monsters, Inc., and in 2001, he was given an honorary doctorate degree from the American Film Institute. Mr. Lasseter is currently in development on his fourth feature film, Cars.

Mr. Lasseter directed the first computer-animated feature film, Toy Story, for which he received a Special Achievement Oscar® and was nominated for Best Original Screenplay, the first animated film ever to receive an Oscar® nomination for screenplay. Mr. Lasseter has written and directed a number of short films and television commercials while at Pixar: Luxo Jr. (1986 Academy Award® nominee), Red’s Dream (1987), Tin Toy (1988 Academy Award® Winner) and Knick Knack (1989), which was produced as a 3D stereoscopic film. Tin Toy was the first computer animated film to win an Oscar®, when it won the 1988 Academy Award® for Best Animated Short Film. Mr. Lasseter also designed and animated the Stained Glass Knight character in the 1985 Steven Spielberg production, Young Sherlock Holmes. Mr. Lasseter joined Lucasfilm’s Computer Division in 1984, and was a founding member of Pixar when it was formed in February 1986. Prior to this, he spent five years as an animator at The Walt Disney Company, where he worked on such films as The Fox and the Hound and Mickey’s Christmas Carol. He earned his B.F.A. in film from the California Institute of the Arts where he produced two animated films, each winners of the student Academy Award® for Animation: Lady and the Lamp in 1979 and Nightmare in 1980. His very first award came at the age of five when he won $15.00 from the Model Grocery Market in Whittier, California for a crayon drawing of the Headless Horseman.

      Ms. McArthur has served as Vice President, Production since May 1997 and was promoted to Executive Vice President, Production in February 1999. Ms. McArthur oversees all Pixar production teams and manages all aspects of making the films. From 1989 to April 1997, Ms. McArthur worked at The Walt Disney Company, where she was most recently Vice President of Production for Disney Feature Animation, overseeing the production of feature animation films in Disney’s California, Florida and Paris studios. During Ms. McArthur’s eight years at Disney, she was the Production Manager on The Rescuers Down Under, the Associate Producer on Beauty and the Beast and an Executive Producer on The Lion King. She was appointed Director of Production in late 1991 and promoted to Vice President of Production in 1994. Prior to working at Disney, Ms. McArthur worked at the Mark Taper Forum as their Production Manager of special projects. Ms. McArthur earned her B.A. degree in Theatre from the University of California, Santa Barbara, and she attended Carnegie-Mellon University’s M.F.A. program in Theatre Arts. Ms. McArthur is a member of the Academy of Motion Picture Arts and Sciences and is also a member of the Berkeley Repertory Theatre’s Board of Trustees.

      Ms. Scali has served as Executive Vice President and General Counsel since March 2003. Ms. Scali was a partner at Irell & Manella LLP, a leading Los Angeles law firm, from January 1993 until March 2003 where she founded and directed the firm’s Intellectual Property Transactions Group and served on the firm’s Executive, Partnership, Strategic Planning and Intake Committees. Ms. Scali also directed the firm’s Entertainment Group from 1996 to 2003. Ms. Scali received her B.A. from Brooklyn College and her J.D. from the University of California at Los Angeles. Ms. Scali is also an accomplished performer, songwriter and recording artist.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Shareholder Matters

      Our Common Stock trades on The Nasdaq Stock Market’s Nasdaq National Market under the trading symbol “PIXR.” The following table sets forth the high and low sale prices per share of our Common Stock for the periods indicated.

	High	Low

2001
First Quarter	$40.00	$28.94
Second Quarter	$46.49	$29.13
Third Quarter	$44.09	$31.95
Fourth Quarter	$42.72	$32.78

	High	Low

2002
First Quarter	$36.87	$30.38
Second Quarter	$44.80	$36.28
Third Quarter	$51.60	$38.64
Fourth Quarter	$61.90	$42.20

      As of March 4, 2003, we had approximately 4,961 shareholders of record. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The price for the Common Stock as of the close of business on March 4, 2003 was $51.26 per share. We have never paid any cash dividends on our Common Stock. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Item 6.	Selected Financial Data

      The following selected financial data is derived from our financial statements. This data should be read in conjunction with the Financial Statements and Notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Revenue	$14,307	$121,037	$172,267	$70,223	$201,724
Net income	7,822	49,224	78,433	36,217	89,950
Basic net income per share	0.18	1.07	1.66	0.75	1.78
Diluted net income per share	0.15	0.99	1.57	0.71	1.68
Total assets	250,806	374,905	479,603	523,294	732,066
Total shareholders’ equity	235,047	344,707	435,720	505,686	713,062

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” in Item 1 of this Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

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

      In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. We are currently in various stages of production on three films, Finding Nemo, The Incredibles and Cars. These films will be produced and distributed under the Co-Production Agreement and will count as the third, fourth, and fifth films of the Pictures to be produced under the Co-Production Agreement. Finding Nemo is scheduled to be released on May 30, 2003. The Incredibles and Cars are currently targeted for release no earlier than 2004 and 2005, respectively.

      All payments to us from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, The Incredibles and Cars under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, we have netted the reimbursements against the related costs. These reimbursed costs through the end of fiscal 2002 are set forth in Note 4 of Notes to Financial Statements.

      The statements regarding the targeted release dates for our future films are forward-looking, and the actual release dates may differ. Factors that could cause delays in the release of our films include, but are not limited to: (1) the uncertainties related to production delays; (2) financing requirements; (3) personnel availability; (4) external economic and political events; and (5) the release dates of competitive films. See “Risk Factors” in Item 1 of this Form 10-K.

Critical Accounting Policies

Revenue Recognition

      We recognize film revenue from the distribution of our animated feature films and related products when earned and reasonably estimable in accordance with Statement of Position 00-2 — “Accounting by Producers or Distributors of Films” (SOP 00-2). The following are the conditions that must be met in order to recognize revenue in accordance with SOP 00-2:

•	persuasive evidence of a sale or licensing arrangement with a customer exists;

•	the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale;

•	the arrangement fee is fixed or determinable; and

•	collection of the arrangement fee is reasonably assured.

      Under the Co-Production Agreement, we share equally with Disney in the profits of Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Our revenues for Toy Story are governed by the terms of the Feature Film Agreement. Although our revenues are based on the information we receive from Disney, we may make adjustments to that information based on our estimates and judgments. For example, our theatrical revenues may be adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of our participation is reflected. Such adjustments were made to home video reserve and home video and merchandise expense estimates during fiscal 2002. These one-time adjustments to A Bug’s Life and Toy Story 2 home video reserves and margins and merchandising revenues had a net impact of $0.19 to our diluted net income per share for fiscal 2002.

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

      In accordance with the provisions of SOP 00-2, a film is classified as a library title after three years from the film’s initial release. Currently, Toy Story, A Bug’s Life and Toy Story 2 are classified as library titles. The term library titles is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with the Company’s revenue recognition policy for film revenue.

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

      Once a film is released, capitalized film production costs will be amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. We make certain estimates and judgments of our future gross revenues to be received for each film based on information received from Disney, and our knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value.

Results of Operations

      Our results for the year ended December 28, 2002 were driven primarily by the worldwide home video release and foreign box office performance of Monsters, Inc., related merchandise sales and other ancillary royalties for Monsters, Inc. and to a lesser extent, continuing revenues from our library of films. By the end of fiscal year 2002, Monsters, Inc. had generated approximately $524 million in worldwide box office receipts. We have also recognized shipments of approximately 30.4 million home video units, comprised of 8.6 million VHS units and 11.4 million DVD units domestically and 6.7 million VHS units and 3.7 million DVD units internationally. We have recognized essentially all worldwide theatrical revenues from Monsters, Inc. and a substantial portion of the worldwide home video revenues as of December 28, 2002.

Revenue

      Total revenue, which consists of film revenue and software revenue, amounted to $172.3 million in 2000, $70.2 million in 2001 and $201.7 million in 2002.

      Film revenue was $163.2 million in 2000, $63.4 million in 2001, and $193.6 million in 2002. Film revenues for 2000 were derived primarily from the worldwide theatrical and home video release of Toy Story 2 along with its associated merchandise revenues and related ancillary royalties, including those associated with the Buzz Lightyear of Star Command direct-to-video release and television series. Also contributing to the film revenue in 2000 were continuing home video and merchandise sales from Toy Story and A Bug’s Life. Film revenues for 2001 consisted of revenues from our library titles (Toy Story and A Bug’s Life) of $27.1 million, $23.5 million from Toy Story 2 and $12.1 million from Monsters, Inc. domestic theatrical release. Revenues from our library titles resulted primarily from television licensing, continuing home video and merchandise sales, and ancillary royalties, including revenues resulting from a one-time transaction associated with interactive games. The higher revenues in 2000 as compared to 2001 were primarily due to the tremendous success of Toy Story 2 in both theatrical and home video markets.

      Film revenues for 2002 consisted of $141.5 million from Monsters, Inc. and $50.1 million in revenues from our library titles (Toy Story, A Bug’s Life and Toy Story 2). Revenues for Monsters, Inc. were derived from the worldwide home video sales, foreign box office receipts, merchandise sales and ancillary royalties. Revenues from our library titles resulted primarily from international television licensing, worldwide home video sales, merchandising sales and ancillary royalties. Included within these amounts were revenues of $20.1 million as a result of one-time adjustments to film revenue from A Bug’s Life and Toy Story 2 home video reserves and margins and merchandising revenues, which had a net impact of $0.19 to our diluted net income per share. The higher revenues in 2002 relative to both 2000 and 2001 were primarily due to the tremendous success of Monsters, Inc. in both foreign theatrical and worldwide home video markets. In May 2003, two of our library titles, Toy Story and A Bug’s Life, will go on a moratorium.

      Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. Software revenue was $9.1 million in 2000, $6.9 million in 2001 and $8.1 million in 2002. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. In spite of the increase in software revenue for 2002, our primary focus is on content creation for animated feature films and related products, and as a result, we have not increased the time and resources necessary to generate significantly higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenue derived from software licenses from year to year. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the life of the maintenance agreement, which ranges from 6 to 24 months in duration.

      For fiscal years 2000, 2001 and 2002, Disney accounted for 95%, 91% and 96%, respectively, of our total revenue.

Cost of Revenue

      Cost of film revenue was $36.4 million in 2000, $11.8 million in 2001 and $41.0 million in 2002 and represents primarily amortization of capitalized film costs. Cost of film revenue as a percentage of film revenue for fiscal years 2000, 2001 and 2002 was 22%, 19% and 21%, respectively. Our cost of film revenue as a percentage of film revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast method. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs were fully amortized by December 31, 1997. For 2000, the cost of revenue percentage was driven primarily from the amortization of capitalized film costs for Toy Story 2, which had a higher amortization percent than the other films at that time. The decline in cost of film revenue as a percentage of total film revenue from 2000 to 2001 can be attributed to a higher proportion of revenues resulting from Toy Story and A Bug’s Life, which had lower percentages of cost amortization than Toy Story 2. The increase in cost of film revenue as a percentage of total film revenue from 2001 to 2002 can be attributed to a much higher proportion of revenues resulting from Monsters, Inc., which had a higher percentage of cost amortization than our library titles.

      Cost of software revenue consists of the direct cost and manufacturing overhead required to reproduce and to package our software products, as well as amortization of purchased technology. Cost of software revenue includes no amortization of internal software development expenses since no such expenses have been capitalized. Cost of software revenue as a percentage of the related revenue increased from 6% in 2000 to 8% in 2001 and then decreased to 7% in 2002. Cost of software revenue in all three years was due primarily to the amortization of purchased technology associated with the 1998 acquisition of PEI. Approximately $2.7 million of the PEI purchase price was assigned to purchased technology, which PEI licensed to a third party. Amortization of this purchased technology was completed in 2002.

Operating Expenses

      Total operating expenses increased from $14.9 million in 2000, to $16.4 million in 2001 and to $19.5 million in 2002. We anticipate an increase in operating expenses in future periods due to the growth experienced by the studio as we increase resources dedicated to production of our three current film projects remaining in the Co-Production Agreement and to our own productions. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. See Note 4 of Notes to Financial Statements. To the extent that personnel, facilities and other expenditures are neither capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected. For example, in February 2003 we approved Project 2006 for production and because it is our first feature film to be produced outside of the existing relationship with Disney, certain costs that were previously reimbursed by Disney will now be expensed as incurred.

      Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan® product, for our proprietary MarionetteTM and RingmasterTM animation and production management software and for creative development for future films. Research and development expenses were $5.6 million in 2000, $6.3 million in 2001 and $8.5 million in 2002. Research and development expenses in 2000 incorporated a one-time, $523,000 reimbursement from Disney under the Co-Production Agreement for certain research and development expenses incurred prior to 2000 for short film projects. After allowing for the one-time reimbursement, the slight increase in research and development expenses for 2001 was primarily attributable to increases in employee related expenses associated with additional staffing for research and development, offset by a reduction in short film project and creative development costs. Research and development in 2002 increased from 2001 as a result of increases in employee related expenses associated with additional staffing for research and development and an increase in short film project costs and creative development costs. We expect research and development expenses to increase in future periods as we increase our investments in our proprietary technology. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software segment. Sales and marketing expenses were $1.6 million in 2000, $2.0 million in 2001 and $1.3 million in 2002. The increase in expenses during 2001 was primarily due to additional expenses associated with the corporate marketing and creative resources departments related to the release of our fourth film, Monsters, Inc. The decrease in expenses during 2002 can be attributed to greater reimbursements received from Disney for marketing costs related to Monsters, Inc. and our other upcoming feature film projects. We believe that sales and marketing expenses will increase in future periods, particularly in the areas of public relations and corporate marketing.

      General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses have increased from $7.7 million in 2000 to $8.1 million in 2001 and to $9.7 million in 2002. The increase in general and administrative expenses from 2000 to 2001 was primarily due to increases in employee-related costs and insurance, which were offset by reductions in public company costs. The increase from 2001 to 2002 was primarily due to increases in employee related costs and professional fees and certain one-time settlements paid in the fourth quarter of 2002. General and administrative expenses may increase in future periods.

Other Income

      Other income was $13.7 million in 2000, $14.7 million in 2001 and $10.3 million in 2002. Other income consists primarily of interest income from investments. The increase from 2000 to 2001 is primarily due to a one-time, non-recurring settlement of approximately $2.0 million, unrelated to our core business in 2001. The decrease from 2001 to 2002 is due to the one-time, non-recurring settlement in 2001. Also contributing to the decrease were declining interest rates during 2002.

Income Taxes

      Income tax expense of $55.6 million, $20.0 million and $61.1 million reflects our effective tax rates of 41.5%, 35.6% and 40.4% for 2000, 2001 and 2002, respectively. Our income tax rate was lower in 2001 due to the utilization of research and experimentation credits for federal and state tax purposes, as well as the utilization of certain other state credits and exemptions. In 2002, our income tax rate approximated U.S. Federal and California State statutory rates. Our effective tax rate may fluctuate in future periods. See Note 6 of Notes to Financial Statements.

Stock Option Accounting

      We have elected to continue using the intrinsic-value method of accounting for stock-based compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We have adopted those provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which require disclosure of the pro forma effects on net income and net income per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant of options awarded.

      The following table reflects pro forma net income and net income per share had we elected to adopt the fair value-based method (in thousands, except per share data):

	Fiscal Year Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Net income:
As reported	$78,433	$36,217	$89,950
Fair value-based compensation cost, net of taxes	(10,027)	(7,998)	(13,159)

Pro forma net income	$68,406	$28,219	$76,791

Basic net income per share:
As reported	$1.66	$0.75	$1.78
Pro forma	$1.45	$0.58	$1.52
Diluted net income per share:
As reported	$1.57	$0.71	$1.68
Pro forma	$1.45	$0.58	$1.49

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that we had been following the fair value-based method since the beginning of 1996.

Liquidity and Capital Resources

      Cash, cash equivalents and investments increased from $278.6 million at December 29, 2001 to $339.1 million at December 28, 2002. The increase was primarily due to cash received from Disney for our share of film revenue, as well as proceeds from stock option exercises, software revenue, and interest income. This increase was partially offset by film production spending, tax payments and capital spending on our studio and headquarter facilities in Emeryville, California. In 2000, cash provided by operating activities was primarily attributable to net income of $78.4 million resulting primarily from film revenue related to Toy Story 2, cash provided by unearned revenue totaling $14.1 million, the non-cash impact of deferred income taxes and tax benefit from stock option exercises of $14.7 million, and the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $40.3 million. Cash provided by operating activities for 2000 was partially offset by receivables from Disney of $61.8 million and capitalized film production costs of $28.4 million. In 2001, cash provided by operating activities was attributable to net income of $36.2 million resulting primarily from film revenue related to our film library, Toy Story 2 and Monsters, Inc., cash collections on Disney receivables of $60.3 million, the non-cash impact of deferred income taxes and tax benefit from stock option exercises of $12.3 million, and the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $18.8 million. Cash provided by operating activities for 2001 was partially offset by capitalized film production costs of $40.8 million, decreases in net accounts payable and accrued liabilities of $5.2 million, income taxes payable of $6.8 million and unearned revenue of $13.3 million. In 2002, cash used in operating activities was attributable to net income of $90.0 million resulting primarily from film revenue related to our film library and Monsters, Inc., the non-cash impact of the tax benefit from stock option exercises of $38.6 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $47.1 million and an increase in unearned revenue of $5.2 million. Cash used in operating activities for 2002 included increases in our receivable from Disney of $115.9 million, capitalized film production costs of $43.9 million, decreases in accounts payable of $2.5 million, income taxes payable of $1.6 million and deferred income taxes of $11.2 million. In 2000, 2001 and 2002, cash used in investing activities primarily consisted of investments in securities and purchase of property and equipment, offset by net proceeds from sales of securities. In 2000, 2001 and 2002, cash provided by financing activities primarily consisted of proceeds from exercised stock options.

      As of December 28, 2002, our principal source of liquidity was approximately $339.1 million in cash, cash equivalents and investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the next three original animated feature films we have in production, Finding Nemo, The Incredibles and Cars. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. Additionally, we have already approved for production our first film beyond the Co-Production Agreement and will finance those costs entirely. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

      Film Production Costs. In fiscal 2003, we expect to spend approximately $60 million to $65 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

      Facility Related Capital Expenditures. In fiscal 2003, we expect to spend approximately $7 million to $9 million related to capital expenditures for our Emeryville headquarters and studio and other facility related projects.

      We believe that our current available funds and forecasted cash from operations in 2003 will be sufficient to satisfy our currently anticipated cash needs for working capital and capital expenditures, including the production costs of Finding Nemo, The Incredibles and Cars, as well as the production and development costs associated with films not covered under the Co-Production Agreement. There can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville facility and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

      At December 28, 2002, we had contractual commitments to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

		Payments Due by
		Period

		Less than	1-3
	Total	1 Year	Years

Total contractual cash obligations	$1,618	$846	$772

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. We are required to adopt the provisions of SFAS No. 143 for the first quarter of fiscal 2003, and we do not expect the adoption of SFAS No. 143 to have a material impact on our financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). We adopted the provisions of SFAS No. 144 for the first quarter of fiscal 2002, and the adoption of SFAS No. 144 did not have a material impact on our financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on existing disclosure of most guarantees and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for fiscal 2002. We do not expect the adoption of FIN No. 45 to have a material impact on our financial statements.

      In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables,” which addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. Issue No. 00-21 also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We will adopt this guidance prospectively for all revenue arrangements entered into after December 29, 2002. We do not expect Issue No. 00-21 to have a material impact on our financial statements.

      In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We will continue to account for employee stock options using the intrinsic value method in accordance with APB No. 25 and have adopted the additional disclosure requirements of SFAS No. 148.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Investment Portfolio. We invest in a variety of investment grade, fixed income securities, including obligations of corporations and national governmental entities and their agencies. This diversification of risk is consistent with our policy to ensure safety of our principal and maintain liquidity. We only invest in securities with a maturity of 24 months or less, with only government obligations exceeding 12 months. Our investments are primarily fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

      All of our financial instruments are held for purposes other than trading and are considered “available for sale” according to SFAS No. 115. The table below provides information regarding our investment portfolio at December 28, 2002. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than	Over
	1 year	1 year	Total

Available-for-sale securities	$162,525	$132,127	$294,652
Weighted-average interest rate	3.46%	3.06%	3.28%

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

      The financial statements required pursuant to this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page 50. The supplementary financial information required by this item is included in the notes to the financial statements under the subsection entitled “Quarterly Financial Information (Unaudited),” beginning on page 69.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Company

Directors

      The members of our Board of Directors as of March 4, 2003 are as follows:

Name	Age	Position with Pixar

Steve Jobs	48	Chairman and Chief Executive Officer
Edwin E. Catmull	57	President and Director
Skip M. Brittenham	61	Director
Joseph A. Graziano	59	Director
Lawrence B. Levy	43	Director
Joe Roth	54	Director
Larry W. Sonsini	62	Director
John S. Wadsworth, Jr.	63	Director

      Mr. Jobs is a co-founder of Pixar and has served as Chairman since March 1991, and as Chief Executive Officer since February 1986. He has been a director of Pixar since February 1986. In addition, Mr. Jobs is currently Chief Executive Officer and a member of the Board of Directors of Apple Computer, Inc. (“Apple”). Mr. Jobs was also a co-founder of NeXT Software, Inc. (“NeXT”), which developed and marketed object-oriented software for client/ server business applications and the Internet, and served as the Chairman and Chief Executive Officer of NeXT from October 1985 until February 1997, when NeXT was acquired by Apple. Mr. Jobs then served as an advisor to Apple on a limited basis and served as interim Chief Executive Officer until assuming his current role as Chief Executive Officer at Apple.

      Dr. Catmull is a co-founder of Pixar and in January 2001 was promoted to President. He has served as a member of the executive team and as Chief Technical Officer of Pixar since the incorporation of the company. In 1979, Dr. Catmull brought his high-technology expertise to the film industry as vice president of the Computer Division of Lucasfilm, Ltd. During that time, Dr. Catmull managed four development efforts in the areas of computer graphics, video editing, video games and digital audio. He was also a key developer of RenderMan®, the program that creates realistic digital effects for computer graphics and animation. Dr. Catmull has been honored with three Scientific and Technical Engineering Awards from The Academy of Motion Picture Arts and Sciences for his work, including an Oscar “for significant advancements to the field of motion picture rendering as exemplified in Pixar’s RenderMan®.” He also won the Coons Award, which is the highest achievement in computer graphics, for his lifetime contributions. Dr. Catmull is a member of the Academy of Motion Picture Arts and Sciences and the Science and Technical Awards Committee. Dr. Catmull earned his B.S. degrees in computer science and physics and his Ph.D. in computer science from the University of Utah.

      Mr. Brittenham has served as a director of Pixar since August 1995. He is a senior partner with the law firm of Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman LLP, an entertainment law firm, founded in 1978. Mr. Brittenham currently serves on the board of, or is a trustee of numerous charitable organizations, including Conservation International, KCET, the Environmental Media Association and the Alternative Medical AIDS Foundation. Mr. Brittenham received a B.S. from the United States Air Force Academy and a J.D. from the University of California at Los Angeles.

      Mr. Graziano has served as a director of Pixar since August 1995. From June 1989 to December 1995, he was the Executive Vice President and Chief Financial Officer of Apple and was a member of the Board of Directors of Apple from June 1993 until October 1995. From May 1987 to June 1989, Mr. Graziano served as Chief Financial Officer of Sun Microsystems, Inc. and from October 1981 to May 1985 as Chief Financial Officer of Apple. In addition, he has held accounting positions with various technology companies in the Silicon Valley. Mr. Graziano also serves as a director of Packeteer, Inc. Mr. Graziano received a B.S. in accounting from Merrimack College and is a certified public accountant.

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

      Mr. Roth, founder of Revolution Studios, has served as a director of Pixar since October 2000. Mr. Roth formed Revolution Studios in May 2000 to independently produce and finance films in partnership with Sony Pictures, Starz!/ Encore Group and Fox Entertainment Group. Prior to founding Revolution Studios, Mr. Roth served as Chairman of the Walt Disney Studios from April 1996 to January 2000, Chairman of the Walt Disney Motion Picture Group from August 1994 to April 1996, and Chairman of Twentieth Century Fox from July 1989 to November 1992. In addition, Mr. Roth ran Caravan Pictures from 1992 to 1994. Prior to his time at Twentieth Century Fox, Mr. Roth was a producer/director and co-founded Morgan Creek Pictures. Mr. Roth is a graduate of Boston University.

      Mr. Sonsini has served as a director of Pixar since April 1995 and served as Secretary from April 1995 to October 1995. He has been an attorney with the law firm of Wilson Sonsini Goodrich & Rosati since 1966 and currently serves as Chairman and Chief Executive Officer. Mr. Sonsini also serves as a director for Brocade Communications Systems, Inc., Echelon Corporation, Lattice Semiconductor Corporation, and LSI Logic Corporation. Mr. Sonsini received A.B. and L.L.B. degrees from the University of California, Berkeley.

      Mr. Wadsworth has served as a director of Pixar since December 2002. Mr. Wadsworth is Honorary Chairman of Morgan Stanley Asia Limited and an Advisory Director for Morgan Stanley globally, having spent nearly two decades overseeing Morgan Stanley’s policy and business strategies throughout Asia and Australia. After joining Morgan Stanley in 1978, Mr. Wadsworth had numerous responsibilities in the U.S. Investment Banking Division, including serving on the Investment Banking Operating Committee, Chairman of the Firm Investment Account Committee, Chairman of Morgan Stanley Ventures and a member of the Firm’s Management Committee. Mr. Wadsworth is also a Trustee and Vice Chairman of the Asia Society, a Trustee of Williams College, a member of the Board of Trustees of the Guggenheim Museum of New York and a Partner of Manitou Ventures. Mr. Wadsworth earned a B.A. from Williams College and a M.B.A. from the University of Chicago, Graduate School of Business.

Executive Officers

      The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” at the end of Part I of this Form 10-K.

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

      Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during fiscal 2002 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders were complied with.

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

					Long Term
					Compensation
					Awards

		Annual Compensation			Securities
					Underlying	All Other
Name and Principal Position	Year	Salary	Bonus		Options(#)	Compensation

Steve Jobs	2002	$52	$—		—	$—
Chairman, Chief Executive Officer	2001	52	—		—	—
	2000	52	—		—	—
Edwin E. Catmull	2002	521,950	43,334		—	2,000	(3)
President	2001	498,088	—		—	2,000	(3)
	2000	392,793	—		500,000	—
Ann Mather	2002	432,474	36,401		—	2,000	(3)
Executive Vice President,	2001	416,074	—		—	2,000	(3)
Chief Financial Officer	2000	400,005	—		—	—
John Lasseter	2002	2,595,542	—		—	2,000	(3)
Executive Vice President, Creative	2001	2,122,694	5,000,000	(1)	—	573,044	(2)
	2000	879,567	600,000		1,000,000	—
Sarah McArthur	2002	437,308	36,401		—	2,000	(3)
Executive Vice President, Production	2001	419,246	—		—	2,000	(3)
	2000	392,793	—		—	—

(1)	This amount includes $60,000 that was paid to a third party.

(2)	This amount includes $332,947 paid in lieu of vacation, $238,097 paid in lieu of a sabbatical and $2,000 employer 401K match.

(3)	Commencing January 1, 2001, maximum employer matching contribution under the Company’s 401K plan.

Option Grants in Last Fiscal Year

      No options were granted to the Named Officers during fiscal year 2002.

Option Exercises and Holdings

      The following table sets forth, for each of the Named Officers, certain information concerning stock options exercised during fiscal 2002, and the number of shares subject to both exercisable and unexercisable stock options as of December 28, 2002. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 28, 2002.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-money Options
	Acquired on		Options at Fiscal Year End(#)		at Fiscal Year End(1)
	Exercise	Value
Name	(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Steve Jobs	—	$—	—	—	$—	$—
Edwin E. Catmull	25,000	808,471	100,000	375,000	2,679,000	10,046,250
Ann Mather	375,000	7,197,845	—	125,000	—	2,419,063
John Lasseter	210,000	9,361,886	380,007	799,993	13,173,763	21,431,812
Sarah McArthur	40,000	1,602,576	100,000	150,000	3,622,750	4,787,250

(1)	Market value of underlying securities based on the closing price of Pixar’s Common Stock on December 27, 2002 (the last trading day of fiscal 2002) on the Nasdaq National Market of $53.29 minus the exercise price.

Employment Agreements

      In March 2001, we entered into an employment agreement with John Lasseter (the “Employment Agreement”), which has a term of 10 years. The Employment Agreement supercedes our prior employment agreement with Mr. Lasseter, which was entered into in February 1997. Pursuant to the Employment Agreement, Mr. Lasseter received a signing bonus of $5,000,000, of which $60,000 was paid to a third party. The Employment Agreement also provides for a current annual salary of $2,500,000 with 5% annual increases. In connection with the Employment Agreement, Mr. Lasseter was granted an option to purchase 1,000,000 shares of our Common Stock at the fair market value on the date of such grant. The option vests on an equal monthly basis over the ten-year term of the agreement, except for options that vest on the last month will vest on the penultimate month of this ten-year period. Under the Employment Agreement, Mr. Lasseter will direct three Feature Films (a Feature Film is defined as a feature-length animated motion picture) and he has the option to direct certain sequels to Feature Films he has directed if we elect to produce such sequels within 12 years of the initial release of the applicable Feature Film. In addition, at our request, Mr. Lasseter will provide writing services and supervisory services to create stories, treatments and screenplays for Feature Films, and Mr. Lasseter will also provide executive producing services on Feature Films, made-for-home videos and short-subject motion pictures that Mr. Lasseter does not direct. During the term of the Employment Agreement, Mr. Lasseter is prohibited from accepting other employment and from becoming financially interested or associated with any entity engaged in a related or competitive business. We can terminate the Employment Agreement at any time for any reason. If we terminate Mr. Lasseter’s employment without cause, we must (1) pay an amount equal to 75% of the balance of the salary Mr. Lasseter would have earned through the remainder of the term of the Employment Agreement and (2) accelerate the unvested portion of Mr. Lasseter’s option so that the option would be exercisable in full. In addition, Mr. Lasseter would be able to accept employment with any third party.

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

      Non-employee directors are eligible to receive option grants pursuant to our 1995 Director Option Plan (the “Director Plan”) which was adopted by the Board of Directors in October 1995, approved by the shareholders in November 1995 and took effect in November 1995. A total of 400,000 shares of Common Stock have been reserved for issuance under the Director Plan. As of March 4, 2003, there were 220,000 options outstanding under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 30,000 shares of Common Stock (the “First Option”) to each non-employee director who first becomes a non-employee director (other than an employee director who ceases to be an employee but remains a director) after the effective date of the Director Plan on the date on which such person first becomes a non-employee director. Beginning on the third anniversary of the date he or she became an outside director, each non-employee director will automatically be granted an option to purchase 10,000 shares of Common Stock (a “Subsequent Option”) each year on the date of such anniversary, provided he or she is then a non-employee director. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-third of the shares subject to a First Option will vest one year after its date of grant and an additional one-third will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. All of the shares subject to a Subsequent Option will vest one year after the date of the option grant, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of Pixar’s Common Stock on the date of the grant of the option. In 2002, Mr. Sonsini was granted a Subsequent Option in April 2002 at an exercise price of $40.07 per share; Mr. Levy was granted a Subsequent Option in May 2002 at an exercise price of $43.27 per share; Messrs. Brittenham and Graziano were each granted Subsequent Options in September 2002 at an exercise price of $48.84 per share; and Mr. Wadsworth was granted a First Option in December 2002 at an exercise price of $58.62 per share.

Compensation Committee Interlocks and Insider Participation

      Pixar’s Compensation Committee was formed in 1995 and is currently composed of Mr. Wadsworth and Mr. Graziano. No interlocking relationships exist between any member of Pixar’s Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Pixar.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The following table sets forth the beneficial ownership of Common Stock of Pixar as of March 4, 2003 for the following: (i) each person who is known by Pixar to own beneficially more than 5% of the outstanding shares of Pixar’s Common Stock; (ii) each of Pixar’s directors; (iii) each of the Named Officers; and (iv) all directors and executive officers of Pixar as a group.

	Number of	Percent
Name of Beneficial Owner	Shares(1)	of Total(1)

Steve Jobs	30,000,001	56.41%
c/o Pixar 1200 Park Avenue Emeryville, CA 94608
The TCW Group, Inc.(2)	8,326,784	15.66%
865 South Figueroa St. Los Angeles, CA 90017
John Lasseter(3)	609,831	1.14
Edwin E. Catmull(4)	488,800	*
Sarah McArthur(5)	98,500	*
Ann Mather	—	*
Lawrence B. Levy	25,010	*
Joe Roth(6)	20,000	*
Larry W. Sonsini(7)	54,528	*
Skip M. Brittenham(8)	70,000	*
Joseph A. Graziano(9)	40,000	*
John S. Wadsworth, Jr.	—	*
All directors and executive officers as a group (11 persons)(10)	31,406,670	58.14%

*	Represents less than 1% of the total.

(1)	Based on 53,180,410 shares outstanding on March 4, 2003. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of March 4, 2003 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2)	As indicated in the Schedule 13G filed by The TCW Group, Inc. pursuant to the Exchange Act on February 3, 2003.

(3)	Includes 358,341 shares subject to options that are exercisable within 60 days of March 4, 2003.

(4)	Includes 200,000 shares subject to options that are exercisable within 60 days of March 4, 2003.

(5)	All 98,500 shares are subject to options that are exercisable within 60 days of March 4, 2003.

(6)	All 20,000 shares are subject to options that are exercisable within 60 days of March 4, 2003.

(7)	Includes 50,000 shares subject to options that are exercisable within 60 days of March 4, 2003.

(8)	All 70,000 shares are subject to options that are exercisable within 60 days of March 4, 2003.

(9)	All 40,000 shares are subject to options that are exercisable within 60 days of March 4, 2003.

(10)	Includes 836,841 shares subject to options that are exercisable within 60 days of March 4, 2003.

Equity Compensation Plan Information

      The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under the Company’s compensation plans as of December 28, 2002.

	Number of Securities		Number of Securities Remaining
	to be Issued	Weighted-Average	Available for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in The First Column)

Equity compensation plans approved by security holders	11,183,319	$28.87	476,880 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	11,183,319	$28.87	476,880 (1)

(1)	The Company’s 1995 Stock Plan incorporates an evergreen formula pursuant to which on January 1 of each year the aggregate number of shares reserved for issuance under the 1995 Stock Plan will increase by a number of shares equal to 3% of the total issued and outstanding shares as of that date. Pursuant to the evergreen formula, 1,586,832 shares were added to the shares reserved for issuance on January 1, 2003.

Item 13.     Certain Relationships and Related Transactions

      We have engaged the law firm of Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman LLP (“Ziffren”) to handle certain legal matters. Skip M. Brittenham, a director of Pixar, is a senior partner of the firm. We have also engaged the law firm of Wilson Sonsini Goodrich & Rosati (“WSGR”) to handle certain legal matters. Larry W. Sonsini, a director of Pixar, is Chairman and Chief Executive Officer of the firm. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to Ziffren in consideration for services rendered. Payments by us to each of Ziffren and WSGR did not exceed five percent of either law firm’s respective gross revenues in the last fiscal year of either such firm.

      In 2002, we began reimbursing our Chief Executive Officer, Steve Jobs, for expenses incurred by Mr. Jobs in the operation of his private plane when used for Pixar business. During 2002, we recognized a total of approximately $89,000 of such expenses.

      We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Item 14.     Controls and Procedures

      a.     Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Annual Report on Form 10-K (the “Evaluation Date”), we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      b.     Changes in internal controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) We have filed the following documents as part of this Form 10-K:

      1.     Financial Statements.

2. Financial Statement Schedule. We have filed the following financial statement schedule for the years ended December 30, 2000, December 29, 2001 and December 28, 2002 as part of this Form 10-K. It should be read in conjunction with our Financial Statements, and related notes.

Independent Auditors’ Report on Financial Statement Schedule	71
Schedule II — Valuation and Qualifying Accounts and Reserves	72

      We have omitted schedules not listed above since they are either not required, not applicable, or the information is otherwise included.

      3.     Exhibits. See Item 15(c) below.

(b) Reports on Form 8-K. We filed no reports on Form 8-K during the fourth quarter ended December 28, 2002.

(c) Exhibits. We have filed, or incorporated into the Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the certifications pages of this Form 10-K.

(d) Financial Statement Schedule. See Item 15(a) above.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders, Pixar:

      We have audited the accompanying balance sheets of Pixar as of December 29, 2001 and December 28, 2002 and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 28, 2002. These financial statements are the responsibility of Pixar’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pixar as of December 29, 2001 and December 28, 2002, and the results of its operation and its cash flows for each of the years in the three-year period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Francisco, California

January 31, 2003

PIXAR

BALANCE SHEETS

	December 29,	December 28,
	2001	2002

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$56,289	$44,431
Investments	222,310	294,652
Trade accounts receivable, net of allowance for doubtful accounts of $552 and $188 as of December 29, 2001 and December 28, 2002, respectively	1,516	1,178
Receivable from Disney	13,512	129,339
Other receivables	5,632	6,394
Prepaid expenses and other assets	3,528	13,826
Deferred income taxes	21,673	32,719
Property and equipment, net	111,995	117,423
Capitalized film production costs	86,839	92,104

Total assets	$523,294	$732,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,843	$2,341
Income taxes payable	1,808	—
Accrued liabilities	8,844	9,322
Unearned revenue	2,113	7,341

Total liabilities	17,608	19,004

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 49,445,956 and 52,894,466 shares issued and outstanding as of December 29, 2001 and December 28, 2002, respectively	325,362	442,477
Accumulated other comprehensive income	1,845	2,156
Retained earnings	178,479	268,429

Total shareholders’ equity	505,686	713,062

Total liabilities and shareholders’ equity	$523,294	$732,066

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

	(In thousands, except per share data)
Revenue:
Film	$163,154	$63,365	$193,591
Software	9,113	6,858	8,133

Total revenue	172,267	70,223	201,724

Cost of revenue:
Film	36,433	11,769	41,003
Software	571	549	531

Total cost of revenue	37,004	12,318	41,534

Gross profit	135,263	57,905	160,190

Operating expenses:
Research and development	5,562	6,339	8,497
Sales and marketing	1,615	1,991	1,334
General and administrative	7,686	8,059	9,677

Total operating expenses	14,863	16,389	19,508

Income from operations	120,400	41,516	140,682
Other income	13,663	14,706	10,342

Income before income taxes	134,063	56,222	151,024
Income tax expense	55,630	20,005	61,074

Net income	$78,433	$36,217	$89,950

Basic net income per share	$1.66	$0.75	$1.78

Shares used in computing basic net income per share	47,280	48,276	50,473

Diluted net income per share	$1.57	$0.71	$1.68

Shares used in computing diluted net income per share	49,851	51,030	53,400

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Accumulated
			Other
	?Common Stock		Comprehensive		Total
			Income	Retained	Shareholders’	Comprehensive
	Shares	Amount	(Loss)	Earnings	Equity	Income

	(In thousands)
Balances, January 1, 2000	46,959	$281,274	$(396)	$63,829	$344,707
Exercise of stock options, including tax benefit	674	11,935	—	—	11,935
Other comprehensive income (net of tax expense of $440)	—	—	645	—	645	$645
Net income	—	—	—	78,433	78,433	78,433

Balances, December 30, 2000	47,633	293,209	249	142,262	435,720	$79,078

Exercise of stock options, including tax benefit	1,172	32,153	—	—	32,153
Conversion of Disney warrants	641	—	—	—	—
Other comprehensive income (net of tax expense of $1,173)	—	—	1,596	—	1,596	$1,596
Net income	—	—	—	36,217	36,217	36,217

Balances, December 29, 2001	49,446	325,362	1,845	178,479	505,686	$37,813

Exercise of stock options, including tax benefit	3,448	117,115	—	—	117,115
Other comprehensive income (net of tax expense of $212)	—	—	311	—	311	$311
Net income	—	—	—	89,950	89,950	89,950

Balances, December 28, 2002	52,894	$442,477	$2,156	$268,429	$713,062	$90,261

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

	(In thousands)
Cash flows from operating activities:
Net income	$78,433	$36,217	$89,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of purchased technology	480	480	480
Depreciation and amortization	4,312	7,639	7,661
Capitalized film production costs	(28,443)	(40,777)	(43,915)
Amortization of capitalized film production costs	35,940	11,198	39,420
Provision for bad debts	—	394	9
(Gain) loss on dispositions of property and equipment	16	19	(8)
Tax benefit from stock option exercises	6,282	9,063	38,601
Deferred income taxes	8,442	3,245	(11,258)
Changes in operating assets and liabilities:
Trade accounts receivable	(422)	(774)	329
Receivable from Disney	(61,793)	60,338	(115,827)
Other receivables	848	(2,511)	(762)
Prepaid expenses and other assets	(1,495)	895	(10,778)
Accounts payable	1,164	3,221	(2,502)
Accrued liabilities	754	(8,385)	478
Income taxes payable	(2,404)	(6,845)	(1,596)
Unearned revenue	14,083	(13,269)	5,228

Net cash provided by (used in) operating activities	56,197	60,148	(4,490)

Cash flows from investing activities:
Purchases of property and equipment	(55,352)	(8,990)	(13,906)
Proceeds from sale of property and equipment	399	—	55
Proceeds from sale of securities	321,241	211,892	158,270
Investments in securities	(296,067)	(293,092)	(230,301)

Net cash used in investing activities	(29,779)	(90,190)	(85,882)

Cash flows from financing activities:
Proceeds from exercised stock options	5,653	23,090	78,514

Net cash provided by financing activities	5,653	23,090	78,514

Net increase (decrease) in cash and cash equivalents	32,071	(6,952)	(11,858)
Cash and cash equivalents at beginning of period	31,170	63,241	56,289

Cash and cash equivalents at end of period	$63,241	$56,289	$44,431

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$43,486	$15,539	$46,750

Supplemental disclosure of non-cash investing and financing activities:
Loss on equipment disposals capitalized as film production costs	$396	$228	$770

Unrealized gain on investments	$645	$1,596	$311

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1) Summary of Critical and Significant Accounting Policies

The Company

      Pixar was incorporated in the state of California on December 9, 1985 and is a leading digital animation studio with the creative, technical and production capabilities to create a new generation of animated feature films and related products. The Company’s objective is to create, develop and produce computer-animated feature films with heartwarming stories and memorable characters that appeal to audiences of all ages. Through the creation of entertaining, enduring and successful films, the Company seeks to maintain its position as a leading brand in animated feature films.

Critical Accounting Policies

Revenue Recognition

      The Company recognizes film revenue from the distribution of our animated feature films and related products when earned and reasonably estimable in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 00-2 — “Accounting by Producers or Distributors of Films.” The following conditions must be met in order to recognize revenue in accordance with SOP 00-2:

•	Persuasive evidence of a sale or licensing arrangement with a customer exists;

•	the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale;

•	the arrangement fee is fixed or determinable; and

•	collection of the arrangement fee is reasonably assured.

      Under the Co-Production Agreement, the Company shares equally with Disney in the profits of Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Revenues for Toy Story are governed by the terms of the Feature Film Agreement. Although revenues are based on the information received from Disney, the Company may make adjustments to that information based on estimates and judgments. For example, theatrical revenues may be adjusted for estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. The Company also makes adjustments to home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, the Company utilizes margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of participation is reflected.

      The amount of revenue recognized in any given quarter or quarters from all of the films depends on the timing, accuracy and sufficiency of the information received from Disney to determine revenues and associated gross profits. Although Disney provides the most current information available to enable the Company to recognize its share of revenue and determine film gross profit, Disney may also make subsequent adjustments to the information that it has provided, and these adjustments could have a material impact on operating results in later periods. As additional information becomes available from Disney on a more timely basis, it may result in a change of estimation for revenue recognition. Additionally, the Company has the right to audit Disney’s books and records related to the Pictures per the terms of the Co-Production Agreement,

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

which could result in adjustments that may be material to the financial statements in any given quarter or quarters. Any revenue received in advance from Disney is deferred and recorded as revenue when earned.

      In accordance with the provisions of SOP 00-2, a film is classified as a library title after three years from the film’s initial release. Currently, Toy Story, A Bug’s Life and Toy Story 2 are classified as library titles. The term library titles is used solely for the purpose of classification and identification of previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with the Company’s revenue recognition policy for film revenue.

Software Revenue

      Revenue for software licenses are recognized in compliance with SOP 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, With Respect to Certain Transactions.” Under SOP 97-2, as amended, the Company recognizes revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery of the product has occurred;

•	the fee is fixed or determinable; and

•	collection of these fees is probable.

      SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as support services, based on the relative fair values of the elements. The Company’s determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

      Software maintenance is recorded as deferred revenue and is recognized ratably over the term of the agreement, which is generally twelve months.

Film Production Costs

      The Company capitalizes its share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. Film production costs in excess of reimbursable amounts from Disney are capitalized. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Substantially all of our resources are dedicated to the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses. In addition to the films produced, the Company is also working on concept development and pre-production for several new projects not covered as part of the Co-Production Agreement, the costs of which are capitalized as film costs. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

      Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method as defined in SOP 00-2. The amount of film costs that are amortized each quarter depends on how much future revenue is expected to received from each film. The Company makes certain estimates and judgments of our future gross revenues to be received for each film

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

based on information received from Disney, historical results and management’s knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to net realizable value.

Significant Accounting Policies

Cash and Cash Equivalents

      The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 28, 2002 consisted primarily of U.S. Treasury Bills.

Investments

      Investments are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified as “available-for-sale.” Such investments are recorded at fair value, and unrealized gains and losses, if material, are reported as a component of comprehensive income (loss) until realized. If declines in the value of investments accounted for under SFAS No. 115 are determined to be other than temporary, a loss is recorded in earnings currently. Interest income is recorded using an effective interest rate with the associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method.

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

Research and Development Expenses

      Research and development expenses, net of Disney reimbursable expenses, are charged to operations as incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, additional costs would be capitalized. To date, the Company has not capitalized any software development costs after technological feasibility has been established on its software products. The Company

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

believes the process for developing software is essentially completed concurrently with the establishment of technological feasibility and costs incurred thereafter have not been material.

Financial Instruments and Concentration of Credit Risk

      The carrying value of financial instruments, including marketable securities and accounts receivable, approximate fair value. Financial instruments that potentially subject Pixar to concentrations of credit risk consist primarily of cash equivalents, investments and trade accounts receivable. The Company invests its excess cash in a variety of investment grade, fixed income securities with major banks. This diversification of risk is consistent with its policy to ensure safety of principal and maintain liquidity.

      Excluding the software business, revenue is concentrated in one large customer, Disney, as outlined in Note 9. The Company maintains reserves for potential credit losses and to date, such losses have been within management’s expectations.

Fiscal Year

      The Company’s fiscal year consists of the 52 or 53 week period ended with the Saturday nearest to December 31. The 2002 fiscal year ended December 28, 2002 and consisted of 52 weeks. The 2000 and 2001 fiscal years ended December 30, 2000 and December 29, 2001, respectively, and each consisted of 52 weeks.

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

Income Taxes

      The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income per Share

      Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period including using the treasury stock method for options and warrants (see Note 10).

Segment Reporting

      The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. The Company operates in a single operating segment. Information about the Company’s films and major customer is also disclosed.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      Comprehensive income (loss) consists of two components, net income and other comprehensive income. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. Our other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as available-for-sale.

Reclassifications

      Certain amounts reported in previous years have been reclassified to conform to the 2002 financial statement presentation.

Stock-Based Compensation

      The Company has elected to continue using the intrinsic-value method of accounting for stock-based compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted those provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which require disclosure of the pro forma effects on net income and net income per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant of options awarded.

      The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Fiscal Year Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Net income:
As reported	$78,433	$36,217	$89,950
Fair value-based compensation cost, net of taxes	(10,027)	(7,998)	(13,159)

Pro forma net income	$68,406	$28,219	$76,791

Basic net income per share:
As reported	$1.66	$0.75	$1.78
Pro forma	$1.45	$0.58	$1.52
Diluted net income per share:
As reported	$1.57	$0.71	$1.68
Pro forma	$1.45	$0.58	$1.49

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that we had been following the fair value-based method since the beginning of 1996.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $12.66, $13.95, and $18.64 for fiscal years 2000, 2001, and 2002, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 50% for 2000, 45% for 2001 and 52% for 2002; risk-free interest rates of 5.36%, 4.34%, and 3.59% for 2000, 2001, and 2002, respectively; and weighted-average expected lives of 4.0 years for 2000 and 2001 and 5.0 years for 2002.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company is required to adopt the provisions of SFAS No. 143 for its first quarter of fiscal 2003, and it does not expect the adoption of SFAS No. 143 to have a material impact on the financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of SFAS No. 144 for its first quarter of fiscal 2002, and the adoption of SFAS No. 144 did not have a material impact on the financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on existing disclosure of most guarantees and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for fiscal 2002. The Company does not expect the adoption of FIN No. 45 to have a material impact on the financial statements.

      In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables,” which addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. Issue No. 00-21 also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company will adopt this guidance prospectively for all revenue arrangements entered into after December 29, 2002. The Company does not expect Issue No. 00-21 to have a material impact on the financial statements.

      In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for employee stock options using the intrinsic value method in accordance with APB No. 25 and has adopted the additional disclosure requirements of SFAS No. 148.

(2) Investments

      All investments were considered available-for-sale securities and consisted of the following (in thousands):

		Gross Unrealized	Estimated
	Cost	Gains	Fair Value

December 29, 2001:
U. S. Treasury Notes	$80,253	$1,188	$81,441
Federal agency obligations	139,039	1,830	140,869

	$219,292	$3,018	$222,310

December 28, 2002:
U. S. Treasury Notes	$154,560	$2,066	$156,626
Federal agency obligations	136,553	1,473	138,026

	$291,113	$3,539	$294,652

      The contractual maturities of available-for-sale securities as of December 28, 2002 are as follows (in thousands):

		Estimated
	Cost	Fair Value

Due within one year	$160,948	$162,525
Due after one year through two years	130,165	132,127

	$291,113	$294,652

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(3) Balance Sheet Components

      Selected balance sheet components are as follows (in thousands):

	December 29,	December 28,
	2001	2002

Property and equipment:
Building and land	$104,423	$117,131
Furniture, fixtures and equipment	23,427	21,822
Construction in process	2,875	1,908

	130,725	140,861
Less accumulated depreciation and amortization	18,730	23,438

	$111,995	$117,423

Accrued liabilities:
Employee-related expenses	$5,055	$6,073
Professional services	2,186	1,451
Other	1,603	1,798

	$8,844	$9,322

(4) Feature Film and Co-Production Agreements

Feature Film Agreement

      In 1991, the Company entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of Walt Disney Pictures and Television (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), to develop and produce up to three computer-animated feature films (the “Feature Film Agreement”). In 1995, the Company released its first and only feature film under the terms of the Feature Film Agreement, Toy Story. The Company continues to receive compensation based on revenue from the distribution of Toy Story and related products. Based on the individual-film-forecast-computation method, all significant Toy Story film production costs were fully amortized by the year ended December 31, 1997.

Co-Production Agreement

      In February 1997, Pixar and Disney entered into a new Co-Production Agreement (the “Co-Production Agreement”) that now governs all films made by the Company since Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five original computer-animated theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney’s marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar is responsible for the production of each Picture and Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first two original films produced under the Co-Production Agreement were A Bug’s Life and Monsters, Inc. Films presently in production at Pixar governed by this agreement include Finding Nemo, The Incredibles and Cars. A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles and Cars count toward the five original Pictures, whereas Toy Story 2, as a sequel, is a derivative work that will not count toward the Pictures. Under the Co-Production Agreement, all provisions applicable to the Pictures also apply to derivative works such as Toy Story 2.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, The Incredibles and Cars under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

Creative Development Group

      In addition to the films produced and in process under the Co-Production Agreement, Pixar’s creative development group is working on concept development and pre-production for several new projects that are not governed by the Co-Production Agreement. Costs related to these projects, for example, the first feature film produced outside the existing Disney relationship (“Project 2006”), are therefore neither shared nor reimbursed by Disney. Such costs are capitalized as film costs and will be amortized under the film forecast method assuming the concept development leads to a successful concept and realization of a film project, when it is expected that the film will be set for production. In the event a film is not set for production within three years from the time of the first capitalized transaction, such costs will be expensed.

Components of Capitalized Film Production Costs

      The total film production costs and related amounts capitalized are as follows (in thousands):

	2000 and			Total Through
	prior	2001	2002	2002

Released Films:
Pixar production costs	$115,465	$15,348	$2,310	$133,123
Disney production funding and reimbursement (unaudited)	138,536	15,348	2,310	156,194

Total film production costs (unaudited)	$254,001	$30,696	$4,620	289,317

Disney reimbursements of production costs (unaudited)				(156,194)
Amortization of deferred compensation				360
Participation fees				1,050
Amortization of film production costs				(120,097)

Total film production costs capitalized for released films				14,436

Films in Production:
Pixar production costs	$9,346	$24,596	$38,818	72,760
Disney production funding and reimbursement (unaudited)	9,346	24,596	36,193	70,135

Total film production costs (unaudited)	$18,692	$49,192	$75,011	142,895

Disney reimbursements of production costs (unaudited)				(70,135)

Total film production costs capitalized for films in production				72,760
Films in Development or Pre-production:
Pixar production costs	$291	$1,061	$3,556	4,908

Total film development and pre-production costs capitalized	$291	$1,061	$3,556	4,908

				$92,104

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the date of the Co-Production Agreement, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

		Years Ended
	February 1997 to
	December 30, 2000	December 29, 2001	December 28, 2002

Research and development	$13,506	$4,933	$6,846
General and administrative	8,987	3,350	3,640

Total	$22,493	$8,283	$10,486

      For released films, the Company expects to amortize, based on current estimates, approximately $6 million to $8 million in capitalized film production costs during fiscal year 2003. This forecast does not include Finding Nemo, which will be released domestically on May 30, 2003. In addition, the Company has amortized more than 80% of each released film’s original production costs as of December 28, 2002, with the exception of Monsters, Inc., which is projected to reach the 80% milestone in the first half of fiscal year 2003.

      At December 29, 2001 and December 28, 2002, Receivables from Disney aggregated $13.5 million and $129.3 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of expenditures for all films, amounts due for miscellaneous reimbursements.

(5) Related Party Transactions

      In conjunction with the signing of the Co-Production Agreement, Pixar issued to Disney two warrants, each exercisable for five years: one warrant to purchase 750,000 shares of Common Stock at an exercise price of $20.00 per share and another warrant to purchase 750,000 shares of Common Stock at an exercise price of $25.00 per share. In October 2001, Disney fully exercised both warrants. In lieu of exercising the warrants for cash, Disney surrendered the warrants in exchange for 640,651 shares of Common Stock.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(6) Income Taxes

      The components of income taxes from operations are as follows (in thousands):

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Income taxes:
Current:
Federal	$32,335	$8,089	$29,697
State	8,489	(460)	3,997
Foreign	82	68	37

Total current taxes	40,906	7,697	33,731

Deferred:
Federal	6,364	2,867	(10,389)
State	2,078	378	(869)

Total deferred taxes	8,442	3,245	(11,258)

Charge in lieu of taxes attributable to employer stock option plans	6,282	9,063	38,601

Total tax provision	$55,630	$20,005	$61,074

      Income tax expense attributable to income from operations was $55.6 million, $20.0 million, and $61.1 million for fiscal years 2000, 2001, and 2002, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as a result of the following (in thousands):

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Expected income tax expense	$46,922	$19,677	$52,858
Increases (decreases) in tax resulting from:
State income taxes, net of federal tax effect	7,754	1,165	6,626
Non deductible expenses	311	1,084	351
Research and expenditure credits	—	(498)	(128)
Other tax credits	(82)	(698)	(182)
Other, net	725	(725)	1,549

Actual tax expense	$55,630	$20,005	$61,074

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 29,	December 28,
	2001	2002

Deferred tax assets:
Deferred compensation	$505	$428
Capitalized film costs	26,324	35,155
Tax credit carry forwards	201	—
Reserves and accruals	490	2,244

Total deferred tax assets	27,520	37,827
Deferred tax liabilities
Deferred revenue	4,402	2,126
Deferred gain on investments	1,173	1,385
Property and equipment	272	1,597

Total deferred tax liabilities	5,847	5,108

Net deferred tax assets	$21,673	$32,719

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which temporary differences become deductible. At December 28, 2002, based on historical taxable income and projections of future taxable income, the Company believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, and therefore no valuation allowance against those assets has been provided.

(7) Shareholders’ Equity

Stock Option Plans

      The Company has stock option plans for employees, consultants and non-employee directors that provide incentive and nonstatutory stock options. The option exercise price for incentive stock options is not less than the fair market value at the grant date. Nonstatutory options are granted at prices and terms determined by the Board of Directors, or a committee of the Board of Directors. Employee and consultant options generally vest 25% per year over four years. Initial grants to non-employee directors vest one-third annually for three years; subsequent grants vest after one year. All options have a term not greater than 10 years from the date of grant. As of December 28, 2002, the Company had 476,880 shares reserved and available for issuance under the plans.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of activity under the option plans during 2000, 2001 and 2002 are as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at January 1, 2000	8,755,919	$21.00
Granted	5,424,584	28.16
Exercised	(674,279)	8.39
Forfeited	(394,371)	26.18

Outstanding at December 30, 2000	13,111,853	24.46
Granted	992,500	34.55
Exercised	(1,171,933)	19.70
Forfeited	(421,908)	31.33

Outstanding at December 29, 2001	12,510,512	25.47
Granted	2,351,975	38.26
Exercised	(3,448,510)	22.77
Forfeited	(230,658)	31.43

Outstanding at December 28, 2002	11,183,319	28.87

      For various price ranges, weighted-average characteristics of outstanding stock options at December 28, 2002 were as follows:

	Options Outstanding			Options Vested and Exercisable

		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$ 0.20 to $21.38.	2,152,765	4.11	$14.51	1,982,182	$13.93
$23.13 to $26.50.	3,527,339	7.93	26.49	749,325	26.44
$27.50 to $33.44.	2,216,270	7.93	31.49	257,095	31.39
$33.50 to $40.07.	1,911,245	7.59	35.70	387,199	36.02
$40.13 to $59.50.	1,365,700	9.13	43.58	207,625	44.25
$61.50 to $61.50.	10,000	5.52	61.50	10,000	61.50

	11,183,319	7.28	28.87	3,593,426	22.05

      At December 28, 2002, there were 3,593,426 shares exercisable at a weighted-average exercise price of $22.05 per share. At December 30, 2000 and December 29, 2001 there were 3,942,747 and 4,775,182 shares exercisable, respectively, at a weighted-average exercise price of $15.16 and $19.23, respectively.

Employee Benefit Plans

      In 1992, the Company adopted a 401(k) Profit Sharing Plan (the 401(k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. For the plan year commencing December 30, 2001 and ending on December 28, 2002, the employer match was 50% of deferrals up to 5% of eligible plan compensation, with a maximum contribution of $2,000 per participant. Employer match contributions vest immediately. The Company contributed $842,000 and $943,000 to the 401(k) Plan for fiscal years 2001 and 2002, respectively. No contributions were made in fiscal 2000.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(8) Commitments and Contingencies

Lease Commitments

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 28, 2002 were as follows (in thousands):

Fiscal Year
2003.	$846
2004.	616
2005.	156

Total minimum lease payments	$1,618

      Rental expense from operating leases amounted to approximately $3,301,000, $935,000 and $814,000 for fiscal years 2000, 2001 and 2002, respectively.

Participation Commitment

      The Company has obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered. The compensation is subject to a cap of $500,000 for each theatrical motion picture and a cap of $200,000 for each sequel or remake, with a total aggregate cap of $3,000,000. The Company paid participation fees of $200,000 in fiscal year 2000 under this obligation. No payments were made in fiscal years 2001 or 2002.

Legal Matters

      Pixar is regularly subject to certain legal proceedings and claims that arise in the ordinary course of business. Many of these have not yet been fully adjudicated. In the opinion of management, Pixar does not have a potential liability related to any current legal proceedings and claims that would have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should Pixar fail to prevail in any of these legal matters or should several of these legal matters be resolved against Pixar in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

(9) Significant Customer and Segment Reporting

Significant Customer

      In fiscal years 2000, 2001 and 2002, Disney represented 95%, 91% and 96% of total revenue, respectively, and 95%, 92% and 95% of total accounts receivable, respectively.

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

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company’s revenue segment information by film category follows (in thousands):

	Fiscal Year

	2000	2001	2002

Monsters, Inc.	$—	$12,144	$141,452
Toy Story 2	143,596	23,432	—
Library titles(1)	18,676	27,081	50,072
Animation services	882	708	2,067

	$163,154	$63,365	$193,591

(1)	Library titles in 2002 include A Bug’s Life, Toy Story and Toy Story 2. Fiscal year 2002 includes adjustments that increased the net home video reserves and margins and merchandise revenues of Toy Story 2 and A Bug’s Life and contributed approximately $0.19 to our diluted earnings per share.

(10) Net Income per Share Calculation

      Reconciliation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Year

	2000			2001			2002

			Net			Net			Net
			Income			Income			Income
	Net		per	Net		per	Net		per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share

Basic net income per share	$78,433	47,280	$1.66	$36,217	48,276	$0.75	$89,950	50,473	$1.78
Effect of dilutive shares:
Warrants and options	—	2,571		—	2,754		—	2,927

Diluted net income per share	$78,433	49,851	$1.57	$36,217	51,030	$0.71	$89,950	53,400	$1.68

      Options to purchase 934,618, 647,101 and 222,495 shares of common stock in 2000, 2001 and 2002, respectively, were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

Quarterly Financial Information (Unaudited)

      The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for such periods (in thousands, except per share data).

	Quarter Ended

	March 31	June 30	September 29	December 29

2001
Revenue	$16,151	$16,665	$11,317	$26,090
Gross profit	13,814	14,180	9,197	20,714
Net income	8,267	8,753	6,165	13,033
Basic net income per share	0.17	0.18	0.13	0.27
Diluted net income per share	0.16	0.17	0.12	0.25

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	March 30	June 29	September 28	December 28

2002
Revenue	$37,073	$22,811	$102,456	$39,384
Gross profit	28,580	19,105	81,015	31,490
Net income	15,610	10,442	46,935	16,963
Basic net income per share	0.32	0.21	0.93	0.33
Diluted net income per share	0.30	0.20	0.87	0.31

      Period-to-period comparisons of our results of operations may not be necessarily meaningful, as our annual and quarterly revenues may fluctuate due to the timing of our theatrical releases and related products, such as home video, television, and merchandising. For example, revenues for the third quarter of 2002 were significantly higher than the third quarter of 2001 due to the September 2002 release of worldwide home videos and DVDs for Monsters, Inc.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Shareholders

Pixar:

      Under date of January 31, 2003, we reported on the balance sheets of Pixar as of December 29, 2001 and December 28, 2002, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 28, 2002, which are included in the 2002 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of Pixar’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California

January 31, 2003

PIXAR

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at		Deductions:
	Beginning		Write off of	Balance at
Classification	of Year	Additions	Accounts	End of Year

	(In thousands)
Allowance for returns and doubtful accounts
Year ended December 30, 2000	$224	$—	$(54)	$170

Year ended December 29, 2001	$170	$394	$(12)	$552

Year ended December 28, 2002	$552	$9	$(373)	$188

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2003.

PIXAR

By:	/s/ ANN MATHER

______________________________________ Ann Mather
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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVE JOBS Steve Jobs	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ ANN MATHER Ann Mather	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ EDWIN E. CATMULL Edwin E. Catmull	President and Director	March 28, 2003

/s/ SKIP M. BRITTENHAM Skip M. Brittenham	Director	March 28, 2003

/s/ JOSEPH A. GRAZIANO Joseph A. Graziano	Director	March 28, 2003

/s/ LAWRENCE B. LEVY Lawrence B. Levy	Director	March 28, 2003

Signature	Title	Date

/s/ JOE ROTH Joe Roth	Director	March 28, 2003

/s/ LARRY W. SONSINI Larry W. Sonsini	Director	March 28, 2003

/s/ JOHN S. WADSWORTH, JR. John S. Wadsworth, Jr.	Director	March 28, 2003

CERTIFICATIONS

I, Steve Jobs, certify that:

      1.     I have reviewed this annual report on Form 10-K of Pixar;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVE JOBS
_______________________________________ Steve Jobs
Chairman and Chief Executive Officer

Date: March 28, 2003

I, Ann Mather, certify that:

      1.     I have reviewed this annual report on Form 10-K of Pixar;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANN MATHER
_______________________________________ Ann Mather
Executive Vice President and
Chief Financial Officer

Date: March 28, 2003

INDEX TO EXHIBITS

Exhibit
Number		Exhibits

3.1		Amended and Restated Articles of Incorporation (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)
3.2		Amended and Restated Bylaws (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 0-26976)
4.1		See Exhibit 3.1
4.2		See Exhibit 3.2
4.3		Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.5 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)
10	.1*	1995 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement, Commission File No. 333-71706)
10	.2*	1995 Director Option Plan
10	.3*	Form of Indemnification Agreement entered into between the Registrant and each of the executive officers and directors (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)
10.4		Agreement between the Registrant and Walt Disney Pictures dated May 3, 1991, as amended (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)(1)
10	.5*	Employment Agreement between the Registrant and John Lasseter dated March 21, 2001 (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 0-26976)(1)
10.6		Co-Production Agreement between the Registrant and Walt Disney Pictures and Television dated February 24, 1997 (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-26976)(1)
10.7		Agreement of Purchase and Sale between the Registrant and Del Monte Corporation dated as of September 6, 1996, as amended (which is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-26976)
23.1		Consent of Independent Auditors
99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.

*	Indicates management compensatory plan, contract or arrangement.