Form 10-Q
period 2003-03-29
PIXAR \CA\
filed 2003-05-13
CIK 1002114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number: 0-26976

Pixar
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or organization)	68-0086179 (I.R.S. Employer Identification No.)

1200 Park Avenue, Emeryville, California (Address of principal executive offices)	94608 (Zip code)

(510) 752-3000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

     The number of shares outstanding of the Registrant’s Common Stock as of May 2, 2003 was 53,535,148.

Pixar
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets as of March 29, 2003 and December 28, 2002 (unaudited)	Page 2

Statements of Income for the Quarters Ended March 29, 2003 and March 30, 2002 (unaudited)	Page 3

Statements of Cash Flows for the Quarters Ended March 29, 2003 and March 30, 2002 (unaudited)	Page 4

Notes to Financial Statements (unaudited)	Page 5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 11

Risk Factors	Page 17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 29

Item 4. Controls and Procedures	Page 30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	Page 30

Item 6. Exhibits and Reports on Form 8-K	Page 30

SIGNATURE	Page 31

CERTIFICATIONS	Page 32

EXHIBIT INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PIXAR

BALANCE SHEETS

	March 29,	December 28,
	2003	2002

	(In thousands,
	except share data)

ASSETS
Cash and cash equivalents	$73,284	$44,431
Investments	380,596	294,652
Trade receivables, net	1,171	1,178
Receivable from Disney	27,894	129,339
Other receivables	4,868	6,394
Prepaid expenses and other assets	12,759	13,826
Deferred income taxes	33,108	32,719
Property and equipment, net	117,205	117,423
Capitalized film production costs	101,909	92,104

Total assets	$752,794	$732,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,831	$2,341
Accrued liabilities	10,703	9,322
Unearned revenue	7,179	7,341

Total liabilities	19,713	19,004

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; no par value; 100,000,000 shares authorized; 53,252,077 and 52,894,466 issued and outstanding as of March 29, 2003 and December 28, 2002, respectively	454,889	442,477
Accumulated other comprehensive income	1,585	2,156
Retained earnings	276,607	268,429

Total shareholders’ equity	733,081	713,062

Total liabilities and shareholders’ equity	$752,794	$732,066

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

	Quarter Ended

	March 29,	March 30,
	2003	2002

	(In thousands, except
	per share data)
Revenue:
Film	$16,375	$35,888
Software	2,282	1,185

Total revenue	18,657	37,073

Cost of revenue:
Film	2,930	8,357
Software	20	136

Total cost of revenue	2,950	8,493

Gross profit	15,707	28,580

Operating expenses:
Research and development	2,321	2,355
Sales and marketing	388	251
General and administrative	2,385	2,247

Total operating expenses	5,094	4,853

Income from operations	10,613	23,727
Other income	2,904	2,482

Income before income taxes	13,517	26,209
Income tax expense	5,339	10,599

Net income	$8,178	$15,610

Basic net income per share	$0.15	$0.32

Shares used in computing basic net income per share	53,046	49,483

Diluted net income per share	$0.15	$0.30

Shares used in computing diluted net income per share	56,161	51,467

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

	Quarter Ended

	March 29,	March 30,
	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$8,178	$15,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,961	2,135
Capitalized film production costs	(12,661)	(12,917)
Amortization of capitalized film production costs	2,856	7,362
Tax benefit from stock option exercises	4,198	645
Deferred income taxes	(389)	(641)
Gain on dispositions of property and equipment	—	(8)
Changes in operating assets and liabilities:
Trade and other receivables, net	1,533	2,956
Receivable from Disney	101,445	(19,129)
Prepaid expenses and other assets	1,067	182
Accounts payable	(510)	(3,977)
Income taxes payable	—	6,054
Accrued liabilities	1,381	222
Unearned revenue	(162)	(408)

Net cash provided by (used in) operating activities	108,897	(1,914)

Cash flows from investing activities:
Purchases of property and equipment	(1,743)	(150)
Proceeds from sale of property and equipment	—	55
Proceeds from sale of securities	55,787	28,996
Investments in securities	(142,302)	(47,891)

Net cash used in investing activities	(88,258)	(18,990)

Cash flows from financing activities:
Proceeds from exercised stock options	8,214	1,120

Net cash provided by financing activities	8,214	1,120

Net increase (decrease) in cash and cash equivalents	28,853	(19,784)
Cash and cash equivalents at beginning of period	44,431	56,289

Cash and cash equivalents at end of period	$73,284	$36,505

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$3,900

Supplemental disclosure of non-cash investing and financing activities:
Loss on equipment disposals capitalized as film production costs	$—	$549

Unrealized loss on investments, net of taxes	$(571)	$(944)

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition, results of operations, and cash flows of Pixar (or the “Company”) for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 28, 2002 and for each of the years in the three-year period ended December 28, 2002, including notes thereto. These audited financial statements are included in Pixar’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

     The results of operations for the three months ended March 29, 2003 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 2003 financial statement presentation.

(2) Fiscal Year

     Pixar operates on a 52- or 53-week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal 2003 will end on January 3, 2004 and will consist of 53 weeks.

(3) Stock Option Accounting

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

     The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Quarter Ended

	March 29,	March 30,
	2003	2002

Net income:
As reported	$8,178	$15,610
Fair value-based compensation cost, net of taxes	(1,612)	(2,660)

Pro forma net income	$6,566	$12,950

Basic net income per share:
As reported	$0.15	$0.32
Pro forma	$0.12	$0.26
Diluted net income per share:
As reported	$0.15	$0.30
Pro forma	$0.12	$0.26

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value-based method since the beginning of 1996.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $23.87 and $15.69 for the quarters ended March 29, 2003 and March 30, 2002, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 51% and 52% for the quarters ended March 29, 2003 and March 30, 2002, respectively; risk-free interest rates of 2.84% and 4.38% for the quarters ended March 29, 2003 and March 30, 2002, respectively; and weighted-average expected lives of 5.0 years.

(4) Net Income per Share

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options. Of the outstanding options to purchase shares of common stock, for the three months ended March 29, 2003 and March 30, 2002, options to purchase approximately 52,000 shares and 3,653,954 shares, respectively, of common stock were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

     The reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Quarter Ended

	March 29, 2003			March 30, 2002

			Net			Net
			Income			Income
	Net		per	Net		per
	Income	Shares	Share	Income	Shares	Share

Basic net income per share	$8,178	53,046	$0.15	$15,610	49,483	$0.32
Effect of dilutive shares:
Options	—	3,115		—	1,984

Diluted net income per share	$8,178	56,161	$0.15	$15,610	51,467	$0.30

(5) Comprehensive Income

     Other comprehensive income consists of unrealized holding gains or losses on the Company’s investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

	Quarter Ended

	March 29,	March 30,
	2003	2002

Net income	$8,178	$15,610
Unrealized holding losses on investments, net of tax benefit	(571)	(944)

Comprehensive income	$7,607	$14,666

(6) Feature Film and Co-Production Agreements

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

Co-Production Agreement

     In February 1997, Pixar and Disney entered into a Co-Production Agreement (the “Co-Production Agreement”) that governs five original computer-animated theatrical motion pictures (the “Pictures) made by the Company since Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce the Pictures for distribution by Disney. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney’s marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar is responsible for the production of each Picture, and Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first two original films produced under the Co-Production Agreement were A Bug’s Life and Monsters, Inc. In April 2003, the Company delivered Finding Nemo, the third Picture under the Co-Production Agreement, to Disney for its scheduled theatrical release on May 30, 2003. The Company is currently in various stages of production on the final two films under the Co-Production Agreement, The Incredibles and Cars. A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles and Cars count toward the five original Pictures, whereas Toy Story 2, as a sequel, is a derivative work that does not count toward the Pictures. Under the Co-Production Agreement, all provisions applicable to the Pictures also apply to derivative works such as Toy Story 2.

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

Creative Development Group

     In addition to the films produced and in process under the Co-Production Agreement, Pixar’s creative development group is working on concept development and pre-production for several new projects that are not governed by the Co-Production Agreement. Costs related to these projects, for example, the first feature film produced outside the existing Disney relationship (“Project 2006”), are therefore neither shared nor reimbursed by Disney. Such costs are capitalized as film costs and will be amortized under the individual-film-forecast-computation method. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs would be expensed. Project 2006 was approved for production in February 2003 and is currently targeted for a 2006 release.

Components of Capitalized Film Production Costs

     The total film production costs and related amounts capitalized are as follows (in thousands):

	Total Through

	March 29,	December 28,
	2003	2002

Released Films	$135,033	$134,533
Less: Cumulative amortization of film production costs	(122,954)	(120,097)

Total film production costs capitalized for released films	12,079	14,436
Films in Production	88,295	72,760
Films in Development or Pre-production	1,535	4,908

Total film production costs capitalized	$101,909	$92,104

     Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the beginning of each respective fiscal year, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

	Quarter Ended

	March 29,	March 30,
	2003	2002

Research and development	$1,723	$1,884
General and administrative	998	1,109

Total	$2,721	$2,993

     For released films, the Company expects to amortize, based on current estimates, approximately $4 million to $6 million in capitalized film production costs over the succeeding twelve-month period. This forecast does not include Finding Nemo, which is scheduled to be released domestically on May 30, 2003. The Company has amortized more than 80% of each released film’s original production costs as of March 29, 2003.

     At March 29, 2003 and December 28, 2002, receivables from Disney aggregated $27.9 million and $129.3 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of production expenditures for all films under the Co-Production Agreement and amounts due for miscellaneous reimbursements.

(7) Segment Reporting

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

     The Company’s revenue segment information by film category follows (in thousands):

	Quarter Ended

	March 29,	March 30,
	2003	2002

Monsters, Inc.	$8,573	$25,865
Library titles(1)	7,711	8,536
Animation services	91	1,487

	$16,375	$35,888

(1)	Library titles include Toy Story, A Bug’s Life and Toy Story 2. For the quarter ended March 30, 2002, Toy Story 2 revenue of $6.6 million has been reclassified to “Library titles” to conform to current quarter presentation.

(8) New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had a material impact on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. We adopted SFAS 146 effective with the beginning of fiscal 2003. The adoption of SFAS 146 has not had a material impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Recision of FASB Interpretation No. 34” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding in interim and annual financial statements. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, the liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods after December 31, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. We adopted the provisions of FIN 45 effective with the beginning of fiscal 2003. The adoption of FIN 45 has not had a material impact on the Company’s financial statements or results of operations.

     In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables,” which addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. Issue No. 00-21 also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company will adopt this guidance prospectively for all revenue arrangements entered into after December 29, 2002. The Company does not expect Issue No. 00-21 to have a material impact on its financial position or results of operations.

     In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25 and has adopted the additional disclosure requirements of SFAS No. 148.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our target earnings per share for the second quarter of fiscal 2003, our anticipated revenues and operating expenses and our expectations regarding any future distribution arrangement we may enter into. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. In some cases, forward-looking statements can be identified by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” variations of such words and similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 17 through 29. Particular attention should be paid to the cautionary language in Risk Factors “— To meet our fiscal 2003 earnings projections, we are dependent on our feature films and the accuracy of our forecasts,” “— Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” “— Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” and “— The Co-Production Agreement imposes several risks and restrictions on us.” Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following discussion should be read in conjunction with the section entitled “Risk Factors” on pages 17 through 29 below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 28, 2002 in addition to our interim financial statements and notes included elsewhere in this report.

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

     Our second feature film, A Bug’s Life, was released in November 1998 and counts as the first Picture under the Co-Production Agreement. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We do not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse us for our share of certain general and administrative costs and certain research and development costs that benefit the productions. In November 1999, Toy Story 2, our third animated feature film was released. As a theatrical sequel, Toy Story 2 is a derivative work of the original Toy Story, and therefore it does not count toward the Pictures to be produced under the Co-Production Agreement. However, as a derivative work, Toy Story 2 is treated for all other purposes as a Picture under the Co-Production Agreement, and all the provisions applicable to the Pictures apply.

     In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second Picture under the Co-Production Agreement. In April 2003, we delivered Finding Nemo, our third Picture under the Co-Production Agreement, to Disney for its scheduled theatrical release on May 30, 2003. We are currently in various stages of production on the final two films under our current Disney deal, The Incredibles and Cars. These films will be produced and distributed under the Co-Production Agreement and will count as the fourth and fifth films of the Pictures to be produced under the Co-Production Agreement. The Incredibles and Cars are currently targeted for holiday releases in 2004 and 2005, respectively.

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

     The statements regarding the targeted release dates for our future films are forward-looking, and the actual release dates may differ. Factors that could cause delays in the release of our films include, but are not limited to: (1) the uncertainties related to production delays; (2) financing requirements; (3) personnel availability; (4) external socioeconomic and political events; and (5) the release dates of competitive films. Please see “Risk Factors” for a more detailed discussion of these factors.

Target Earnings per Share for the Second Quarter of Fiscal 2003

     Our fifth animated film, Finding Nemo, will be released on May 30, 2003. Due to the significant initial outlay of theatrical marketing and distribution costs, as well as the timing of Finding Nemo’s domestic box office release only one month prior to the end of our second quarter of fiscal 2003, we do not expect to see significant revenues, if any, in the second quarter of fiscal 2003. We expect film revenue for the second quarter of fiscal 2003 to be derived primarily from continuing home video, television and merchandise sales from Monsters, Inc. and our library titles. Accordingly, we are targeting diluted earnings per share of approximately $0.12 for the second quarter of fiscal 2003.

     These statements regarding our targeted earnings per share are forward-looking, and actual results may differ materially. Factors that could cause actual results for the second quarter of fiscal 2003 to differ include, but are not limited to: (1) the timing and amount of worldwide revenues and distribution costs from Finding Nemo, Monsters, Inc. and other titles in our film library, (2) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility, (6) unanticipated delays in the release date of Finding Nemo and (7) external socioeconomic and political events.

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

     Under the Co-Production Agreement, we share equally with Disney in the profits of the Pictures after Disney recovers its marketing, distribution and other predefined costs and fees. Our revenues for Toy Story are governed by the terms of the Feature Film Agreement. Although our revenues are based on the information we receive from Disney, we may make adjustments to that information based on our estimates and judgments. For example, our theatrical revenues may be adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of our participation is reflected. Such adjustments were made to home video reserve and home video and merchandise expense estimates during fiscal 2002. These one-time adjustments to A Bug’s Life and Toy Story 2 home video reserves and margins and merchandising revenues had a net impact of $0.19 to our diluted net income per share for fiscal 2002.

     The amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although Disney provides us with the most current information available to enable us to recognize our share of revenue and determine our film gross profit, Disney may also make subsequent adjustments to the information that it has provided, and these adjustments could have a material impact on our operating results in later periods. As additional information becomes available from Disney on a more timely basis, it may result in a change of estimation for revenue recognition. For example, we received additional information from Disney in the first quarter of fiscal 2003 which decreased previously recorded home video expenses for all of our film titles on a cumulative basis. This resulted in an increase of $0.03 to our diluted net income per share for our first quarter of fiscal 2003. Additionally, we have the right to audit Disney’s books and records related to the Pictures according to the terms of the Co-Production Agreement, which could result in adjustments that may be material to the financial statements in any given quarter or quarters. Any revenue received in advance from Disney is deferred and recorded as revenue when earned.

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

     Film Production Costs

     We capitalize our share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. Film production costs in excess of reimbursable amounts from Disney are capitalized. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses. In addition to the films produced, we are also working on concept development for several new projects, the costs of which are capitalized as film costs. In the event a film is not set for production, or “green lit,” within three years from the time of the first capitalized transaction, all such costs would be expensed.

     Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. We make certain estimates and judgments of our future gross revenues to be received for each film based on information received from Disney and our knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs would be written down to fair value.

Results of Operations

     Our results for the three months ended March 29, 2003 were driven primarily by Monsters, Inc. domestic pay television licensing as well as continued worldwide home video and merchandising from Monsters, Inc. and our library titles.

Revenue

     Total revenue, which consists of film revenue and software revenue, was $18.7 million for the three months ended March 29, 2003 compared to $37.1 million in the corresponding prior year period. The year-over-year decrease was largely due to the timing and success of Monsters, Inc.’s foreign theatrical performance in the first quarter of fiscal 2002.

     Film revenue for the three months ended March 29, 2003 was $16.4 million compared with $35.9 million in the corresponding prior year period. Film revenue for the three months ended March 29, 2003 consisted of $8.6 million from Monsters, Inc., which related primarily to revenues from domestic pay television licensing, and to a lesser extent, revenues from pay-per-view and merchandise sales. Also included in our film revenue for the first quarter ended March 29, 2003 was $7.7 million from our library titles, Toy Story, A Bug’s Life and Toy Story 2, which consisted of continued worldwide home video sales, merchandise sales, international television licensing and ancillary royalties. During the first quarter of fiscal 2003, we received additional information from Disney that decreased home video expenses for all of our film titles on a cumulative basis and contributed approximately $3.2 million to our net revenues and $0.03 to our fully diluted net income per share.

     Film revenue for the three months ended March 30, 2002 consisted of $25.9 million from Monsters, Inc., $6.6 million from Toy Story 2, and $1.9 million from A Bug’s Life and Toy Story. Revenues from Monsters, Inc. were primarily attributable to foreign theatrical revenues and related merchandise sales, as well as remaining domestic box office receipts. Revenues for Toy Story 2 were comprised of higher than expected merchandise sales, of which a significant portion was attributable to a one-time, unanticipated adjustment from Disney. Revenues from A Bug’s Life and Toy Story resulted primarily from worldwide home video sales, merchandising sales and other ancillary royalties.

     On May 1, 2003, two of our library titles, Toy Story and Toy Story 2, were placed on a sales moratorium. Although this strategy is designed to increase sales over the lifetime of a title and to support a higher sales price upon re-release, it is difficult to predict the impact this strategy will actually have on our sales, particularly since these are our first feature films to be placed on a sales moratorium. See “Risk Factors — To meet our fiscal 2003 earnings projections, we are dependent on our feature films and the accuracy of our forecasts.”

     Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Software revenue for the three months ended March 29, 2003 was $2.3 million compared to $1.2 million in the corresponding prior year period, resulting from increases in RenderMan® software licensing sales during the period. Due to our focus on content creation for animated feature films and related products, we have not increased the time and resources necessary to generate consistently higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenues derived from software licenses, and we expect future software revenues will be comparable with the average results from previous quarters.

     For the three months ended March 29, 2003, Disney accounted for 89% of our total revenue compared to 94% for the corresponding prior year period. The revenue from Disney consisted primarily of film related revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2003 and for the near future.

Cost of Revenue

     Cost of film revenue for the three months ended March 29, 2003 was $2.9 million compared to $8.4 million in the corresponding prior year period. Cost of film revenue represents amortization of capitalized film production costs. See “Capitalized Film Production Costs” below. For the three months ended March 29, 2003, cost of film revenue represented amortization of capitalized film production costs associated with Monsters, Inc., Toy Story 2 and A Bug’s Life, and represented 18% of total film revenue as compared to 21% for the corresponding prior year period. This decrease can be attributed to a greater portion of our revenues derived in the current quarter, as compared to the corresponding prior year period, from our library titles, which have a lower cost amortization percentage.

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, and for periods prior to fiscal 2003, amortization of purchased technology. Cost of software revenue as a percentage of the related revenue was 1% for the three months ended March 29, 2003 as compared to 11% for the corresponding prior year period. Cost of software revenue for the three months ended March 29, 2003 related primarily to direct costs and manufacturing overhead; however, for the three months ended March 30, 2002 costs of software revenue related primarily to amortization of purchased technology associated with the acquisition of PEI of $120,000. We had fully amortized this purchased technology against related license revenue by the end of fiscal 2002.

Operating Expenses

     Total operating expenses were $5.1 million for the three months ended March 29, 2003 compared to $4.9 million in the corresponding prior year period. The increase in operating expenses over the prior year period reflects the growth experienced by the studio as we ramp up to meet the demands of multiple films in production. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected. For example, in February 2003, we approved our first feature film outside our existing Disney relationship (“Project 2006”) for production, and because it is our first feature film to be produced outside of the existing relationship with Disney, certain costs that have been reimbursed by Disney in our previous films will now be expensed as incurred.

     Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary Marionette™ and Ringmaster™ animation and production management software and for creative development for future films. Research and development expenses of $2.3 million for the three months ended March 29, 2003 remained relatively flat as compared to expenses of $2.4 million for the corresponding prior year period. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software sales. Sales and marketing expenses increased to $388,000 for the three months ended March 29, 2003, from $251,000 in the corresponding prior year period. The increase was due to higher promotional costs as well as higher employee related costs. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations and corporate marketing related to our films.

     General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $2.4 million for the three months ended March 29, 2003 from $2.2 million in the corresponding prior year period. The increase for the three months ended March 29, 2003 was due primarily to increased insurance costs, which was partially offset by a decrease in professional services fees. General and administrative expenses may increase in future periods.

Other Income, Net

     Other income, net was $2.9 million for the three months ended March 29, 2003, compared to $2.5 million in the corresponding prior year period. The increase in other income over the comparable prior year period is primarily due to an increase in interest income.

Income Tax Expense

     Income tax expense for the three months ended March 29, 2003 approximates the federal and state statutory income tax rate of 39.5% versus 40.4% in the same period of the prior year.

Capitalized Film Production Costs

     We had $101.9 million in capitalized film production costs as of March 29, 2003, consisting primarily of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. Capitalized film production costs also include costs related to Project 2006, our first Pixar-only financed film. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

     Cash, cash equivalents and investments increased to $453.9 million by the end of the first quarter of fiscal 2003, an increase of $114.8 million since December 28, 2002. The increase was primarily due to cash received from Disney for our share of film revenue, particularly relating to Monsters, Inc. worldwide home video, along with proceeds from stock option exercises, interest income and software revenue, offset by film production costs.

     Net cash provided by operating activities for the three months ended March 29, 2003 of $108.9 million was primarily attributable to a decrease of $101.4 million in our receivable from Disney as a result of cash received and net income of $8.2 million, partially offset by capitalized film production costs of $12.7 million. Net cash used in investing activities of $88.3 million consisted primarily of investments in securities of $142.3 million, offset by proceeds from the sales of investment securities of $55.8 million. Net cash provided by financing activities consisted entirely of proceeds of $8.2 million from exercised stock options.

     As of March 29, 2003, our principal source of liquidity was approximately $453.9 million in cash, cash equivalents and investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. We are currently co-financing The Incredibles and Cars, as well as remaining post-production costs for Finding Nemo, under the Co-Production Agreement. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. Additionally, we have already approved for production Project 2006, our first film beyond the Co-Production Agreement and will finance production costs related to Project 2006 entirely. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

     Film Production Costs. In fiscal 2003, we expect to spend approximately $60 million to $65 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

     Capital Expenditures. In fiscal 2003, we expect to spend approximately $7 million to $9 million related to capital expenditures for our Emeryville headquarters and studio and other projects.

     We believe that our current available funds and forecasted cash from operations in 2003 will be sufficient to satisfy our currently anticipated cash needs for working capital and capital expenditures, including the production costs of The Incredibles and Cars, the remaining post-production costs for Finding Nemo, as well as the production and development costs associated with films not covered under the Co-Production Agreement. There can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville facility and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had a material impact on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. We adopted SFAS 146 effective with the beginning of fiscal 2003. The adoption of SFAS 146 has not had a material impact on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Recission of FASB Interpretation No. 34” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding in interim and annual financial statements. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, the liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods after December 31, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. We adopted the provisions of FIN 45 effective with the beginning of fiscal 2003. The adoption of FIN 45 has not had a material impact on our financial statements or results of operations.

     In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables,” which addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. Issue No. 00-21 also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We will adopt this guidance prospectively for all revenue arrangements entered into after December 29, 2002. We do not expect Issue No. 00-21 to have a material impact on our financial position or results of operations.

     In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We will continue to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25 and have adopted the additional disclosure requirements of SFAS No. 148.

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

     For the remainder of fiscal 2003, our revenue and operating results will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs from Finding Nemo, Monsters, Inc. and other titles in our film library, (2) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility, (6) unanticipated delays in the release date of Finding Nemo and (7) external socioeconomic and political events. In addition, we are unable to predict whether the emerging Severe Acute Respiratory Syndrome, or SARS, will have an adverse impact on our box office receipts for Finding Nemo.

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

     For our business to be successful, our films must achieve extraordinary box office success. While we have been successful in the release of our first four feature films, this level of success is unusual in the motion picture industry and our future releases may not achieve similar results. For the remainder of 2003, we will be dependent on the success of Finding Nemo. Unless Finding Nemo achieves box office success and is successful in home video, television licensing, and merchandise sales, it may not generate significant revenue and operating results for us to meet our projections in 2003 and beyond.

     A significant portion of our anticipated revenues for the remainder of fiscal 2003 is based on the assumption that Finding Nemo will be a success in the worldwide theatrical, domestic home video and worldwide merchandising markets. Therefore, if Finding Nemo does not generate sufficient worldwide box office receipts, domestic home video sales, or worldwide merchandise sales to be deemed successful, it would adversely impact our 2003 operating results. In addition, for the remainder of 2003, we expect continued contributions from Monsters, Inc. through worldwide television licensing as well as continued worldwide home video and merchandise sales. If Monsters, Inc. does not generate sufficient revenues from these sources, our 2003 results could be adversely affected. To date, we have recognized most of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug’s Life. For Monsters, Inc., we have recognized essentially all of the theatrical revenues and a substantial portion of the home video revenues. Although our forecast assumes some continued revenues from these titles, there can be no assurance that revenues from continuing international television licensing, worldwide home video and merchandise sales will be sufficient to achieve our 2003 earnings projection.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

     Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict the box office success of Finding Nemo. Even if Finding Nemo experiences a very successful domestic theatrical run, it is difficult to predict the ultimate worldwide theatrical revenues as well as related home video, merchandising and ancillary revenue streams. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

     It is also difficult to forecast the amount of revenues from Monsters, Inc. and the titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of life cycle tend to be relatively small, minor fluctuations can result in notable variances from forecast. Both Toy Story and Toy Story 2 home videos are currently subject to a sales moratorium, which began on May 1, 2003. Although this strategy is designed to increase sales over the lifetime of a title and to support a higher sales price upon re-release, it is difficult to predict the actual impact of this strategy, particularly since these are our first titles to be placed on a sales moratorium, and it may not generate the results we expect.

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

     In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided, which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us, and has in the past informed us, of additional distribution costs to those previously forecasted. Such adjustments have and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, in the past, we have made adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization in estimating associated costs, such as with merchandising or home video, in accordance with the provisions of Statement of Position 00-2 — “Accounting by Producers or Distributors of Films” (SOP 00-2). Due to these factors, the amount and timing of our future revenues and associated expenses from our films are difficult to forecast, and it is possible, in any given quarter, that we will not recognize sufficient film revenue to generate significant earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of film productions with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs are incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the first quarter of fiscal 2003 has not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we begin production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or not shared with Disney.

Film production budgets may increase, and film production spending may exceed such budgets.

     Our future film budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing or the development of new proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. Therefore, the budget for Finding Nemo, The Incredibles and Cars and subsequent films and related products may continue to be greater than the budgets for our previous films. We will continue to finance the budgets of Finding Nemo, The Incredibles and Cars equally with Disney under the Co-Production Agreement. In addition, we have approved for production our first Pixar-only financed film, “Project 2006.” Due to production exigencies which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs, which are currently shared with Disney and treated as film costs, increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

     We continue to maintain minimal emphasis on the commercialization of software products. We are not increasing the time and resources necessary to generate higher RenderMan® licensing revenues; therefore, it is possible that future revenues from the licensing of RenderMan® may decline. Our 2003 earnings projections include revenues attributable to non-film related sources including software revenue; however, there can be no assurance that the timing and amount of such revenues will be sufficient to meet our 2003 earnings projection.

Other non-film revenue and expenses.

     Our 2003 earnings are expected to include our forecast of other non-film related sources such as interest income and our effective tax rate. Interest income is difficult to predict and can fluctuate depending on our cash balance as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. For example, although our average cash, cash equivalents and investment balances increased during 2002, interest income decreased when compared to fiscal 2001 due to declining interest rates during 2002. Income tax expense may also fluctuate. Our income tax rate for 2002 approximated statutory rates, and we expect that our income tax rate for fiscal 2003 will also approximate statutory rates; however, our effective tax rate may fluctuate in future periods. There can be no assurance that the amount of other non-film revenues and expenses forecasted such as those noted above will be achieved to meet our fiscal 2003 earnings projection.

Our operating results have fluctuated in the past, and we expect such fluctuations to continue.

     Our revenues fluctuate significantly

     We continue to expect significant fluctuations in our future quarterly and annual revenues because of a variety of factors, including the following:

•	the timing of the domestic and international theatrical releases of our animated feature films,

•	the success of our animated feature films,

•	the timing of the release of related products into their respective markets, such as home videos, television, and merchandising,

•	the demand for such related products, which is often a function of the success of the related animated feature film,

•	Disney’s costs to distribute and promote our feature films and related products under the Co-Production Agreement,

•	Disney’s success at marketing our feature films and related products under the Co-Production Agreement,

•	the timing and accuracy of information received from Disney and other sources on which we base estimates of revenue to be recognized from our animated feature films and related products,

•	the timing and amount of non-film related revenues, such as the licensing of our software,

•	the introduction of new feature films or products by our competitors, and

•	general political and socioeconomic conditions.

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

     Our operating expenses fluctuate

     Operating expenses for the first quarter of fiscal 2003 increased in comparison to the same period in fiscal 2002, and we expect to continue to increase our operating expenses to fund greater levels of research and development, to ramp up to meet the demands of multiple films in production and to expand operations. We expect our spending levels may still increase significantly due to the following:

•	continued investment in proprietary software systems,

•	continued competition costs for creative, technical and administrative talent,

•	increased costs associated with the expansion of our facilities,

•	increased number of personnel required to support studio growth as we move towards multiple films in parallel production,

•	increased investment in creative development and our Pixar-only financed films, and

•	increased investment in administrative functions to support our expanding operations.

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

     In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working primarily on The Incredibles and Cars, as well as future projects, including Project 2006, our first Pixar-only financed film, as we move towards producing one feature film per year. We have only produced five feature films to date and have limited experience with respect to producing animated feature films in parallel. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that The Incredibles, Cars, Project 2006 or any future animated film will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards achieving one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Creative Executive, he is also directing his next feature film, Cars. A lack of his availability may adversely impact the success and timing of all our films.

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

     We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than our feature films that we produce under the Co-Production Agreement, until twelve months from our delivery of the fifth original feature film under the Co-Production Agreement. We currently anticipate that we will not deliver the fifth Picture, Cars, until 2005 at the earliest. We have further agreed that we will not enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture until after we have delivered Finding Nemo, the third original feature film under the Co-Production Agreement, to Disney. Finding Nemo was delivered in April 2003 for its scheduled release on May 30, 2003. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties. See “Risk Factors — We experience intense competition with respect to our animated feature films, animation products, and software” below.

We have an obligation to co-finance production costs.

     Under the Co-Production Agreement, we will continue to co-finance each of the three remaining unreleased original animated feature films and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. We co-financed A Bug’s Life, Toy Story 2 and Monsters, Inc. We are currently co-financing The Incredibles and Cars, as well as remaining post-production costs for Finding Nemo, under the Co-Production Agreement. We also have approved for production and have begun financing Project 2006, our first Pixar-only financed film. If our feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely affected.

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

     The completion and commercial success of a motion picture is extremely unpredictable, and the motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable. The completion and commercial success of a motion picture also depends upon other factors, such as:

•	personnel availability,

•	financing requirements,

•	distribution strategy, including the time of the year and the number of screens on which it is shown,

•	the number, quality and acceptance of other competing films released into the marketplace at or near the same time,

•	critical reviews,

•	the availability of alternative forms of entertainment and leisure time activities,

•	general socioeconomic conditions and political events,

•	weather conditions, and

•	other tangible and intangible factors.

     All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film’s box office receipts adversely. Under the terms of the Co-Production Agreement, Pixar is guaranteed theatrical release either during the summer or holiday period. Finding Nemo, which is scheduled for domestic theatrical release on May 30, 2003, is our first film to be released domestically during the summer months, as all of our previous film releases occurred during holiday periods. It is difficult to predict what impact a summer release date may have on the film’s domestic box office receipts or other ancillary revenue streams such as merchandising, relative to our other films. Further, due to the expected release of a large number of family films by Disney and other movie studios in the next several years, it is possible that further saturation of the family film market, particularly those films created by computer graphics imagery (“CGI”), may adversely impact the commercial success of our films, and therefore have a material adverse effect on our business, financial condition and results of operations.

In order for our feature films and related products to be successful, we must develop appealing creative content.

     The success of each animated film developed and produced by us will depend in large part upon our creative team’s ability to produce content that will appeal to a broad audience and to develop compelling stories and characters that will achieve broad market acceptance. Traditionally, this process has been extremely difficult. While we have enjoyed box office success with Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc., there can be no assurance that similar levels of success will be achieved by our subsequent films, including Finding Nemo, The Incredibles, Cars and Project 2006.

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

     In 2003, competition is expected to continue to intensify in the family-oriented, animated and live action feature film market and may affect the box office success of Finding Nemo, scheduled for domestic theatrical release on May 30, 2003. Some of the family-oriented animated and live action feature films scheduled for theatrical release during summer 2003 that may compete with Finding Nemo include the following:

•	X2: X-Men United by Fox,

•	The Lizzie McGuire Movie by Disney,

•	Daddy Day Care by Columbia,

•	The Matrix Reloaded by Warner Bros.,

•	Bruce Almighty by Universal,

•	Rugrats Go Wild by Paramount,

•	The Hulk by Universal,

•	Charlie’s Angels: Full Throttle by Columbia,

•	Sinbad: Legend of the Seven Seas by Dreamworks,

•	Terminator 3: Rise of the Machines by Warner Bros., and

•	Pirates of the Caribbean: The Curse of the Black Pearl by Disney

     We believe competition from animated feature films and family-oriented feature films may intensify over the next several years, possibly affecting The Incredibles, which is currently targeted for a 2004 holiday release, and Cars, which is currently targeted for a 2005 holiday release. Due to a potentially large number of family-oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated before we release The Incredibles and Cars. This could result in failure of such films to achieve the extraordinary commercial success required for us to profit from such films.

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

     There appears to be increasing widespread acceptance for films created by CGI. Animated feature films currently in production that are primarily CGI include Shrek 2, Sharkslayer, Madagascar, Over the Hedge, Jimmy Neutron 2, Robots, Ice Age 2 and Valiant, among others. Disney is also considering developing and producing feature-length CGI-animated films based on classic fairy tales, such as Rapunzel and Snow Queen. In addition to box office competition, other family-oriented films may continue to compete with Monsters, Inc. and Finding Nemo, as well as our film library with respect to related television, merchandise, home video, and other future revenue sources.

     Furthermore, due to the recent success of CGI-animated films, several movie studios have developed their own internal computer animation capability which may be used for special effects in animated films and live action films. For example, DreamWorks SKG (with PDI) successfully produced Antz in 1998 and Shrek in 2001. In addition, Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in March 2002. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements in commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products. For example, SGI’s Alias/Wavefront subsidiary licenses “Maya,” which is its next generation three-dimensional software for creating high quality animation and visual effects. “Maya” incorporates many new features and could be used to make a computer-animated feature film.

     The Co-Production Agreement provides that we will develop and produce original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Mighty Joe Young, released during the 1998 holiday season, competed with A Bug’s Life in the domestic theatrical market, and Pirates of the Caribbean: The Curse of the Black Pearl, currently scheduled for release in July 2003, may compete with Finding Nemo. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

Software Publishers.

     We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally SGI (which acquired Wavefront Technologies, Inc. (“Wavefront”) and Alias Research, Inc. (“Alias”)), MentalImage GMD and Avid Technologies (which distributes the MentalImage product). MentalImage, Avid and SGI, which through its Alias/Wavefront subsidiary, licenses “Maya”, a three-dimensional software for creating high quality animation and visual effects, are each marketing competing rendering software products, usually at lower prices than we are willing to offer for RenderMan®. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan® software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users.

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

     Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Ann Mather, Sarah McArthur and Lois Scali. We do not maintain “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who is fundamental to Pixar’s relationship with Disney; however, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. The loss of the services of any of Messrs. Jobs, Lasseter, Dr. Catmull, Ms. Mather, Ms. McArthur, Ms. Scali or of other key employees, especially our film directors, producers, animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition. Although none of our employees is represented by a labor union, it is common for film directors, producers, animators and actors at film production companies to belong to a union. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. There can be no assurance that our employees will not join or form a labor union, or that we will not be directly or indirectly impacted by industry related work stoppages or that we, for certain purposes, will not be required to become a union signatory.

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

     Under the Feature Film Agreement and the Co-Production Agreement, Disney is required to distribute the animated feature films in a manner consistent with those of Disney’s premier animated films. Currently, distribution of our films generally includes (1) worldwide theatrical exhibition, (2) worldwide home video sales, (3) worldwide television licensing, including Pay-Per-View, pay television, network, basic cable and syndication, (4) non-theatrical exhibition, such as airlines, schools and armed forces facilities and (5) marketing of other rights of the picture, which may include licensing of merchandise, such as toys, interactive games and soundtrack recordings. Although the Co-Production Agreement provides us with some protection, we cannot provide any assurances that our feature films made under the Co-Production Agreement will be distributed through all of these outlets.

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

We have a limited operating history.

     Until 1996, we had generated recurring revenue primarily from the license of our RenderMan® software, amounts we received under software development contracts and fees for animated television commercial development. We expect to generate a substantial majority of our future revenue from the development and production of animated feature films and related products, as we have since 1996. We have, to date, developed, produced and released only four animated feature films, Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc. Accordingly, we have a limited operating history in implementing our business model upon which an evaluation of our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a business enterprise, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to changes in the competitive environment, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

Our current and future commitments may have an adverse impact on our cash balances.

     We are currently co-financing our remaining three unreleased original animated feature films, Finding Nemo, The Incredibles and Cars pursuant to the Co-Production Agreement. We are also solely financing Project 2006. In the future, we may co-finance other derivative works such as sequels and television productions. The future development and production costs of The Incredibles, Cars and films beyond, and any possible future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. We expect to fully finance films for release after Cars. As of March 29, 2003, we had approximately $453.9 million in cash, cash equivalents and investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the remaining post-production costs of Finding Nemo and the development and production costs of The Incredibles and Cars, as well as development and production costs for our first film beyond the Co-Production Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

     Our Chief Executive Officer, Steve Jobs, beneficially owns approximately 56% of our outstanding Common Stock as of March 29, 2003. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

Business interruptions could adversely affect our operations.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Although we have a disaster recovery plan that we regularly update, there can be no assurance that it will be effective in the event of a disaster. Our facilities in the State of California have in the past and may in the future be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In the event of a short-term power outage, we have installed UPS (uninterrupted power supply) equipment to protect our RenderFarm and other sensitive equipment, along with two 1.5 Megawatt backup generators. In connection with the shortage of available power, prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. Although we carry business interruption insurance, there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

     Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently have twenty two patents in force in the United States and eleven patents in force in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology.

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

     The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, or socioeconomic, political or other factors. For example, during 2002, our Common Stock closed as low as $30.67 and as high as $61.42 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

     As described in “Risk Factors — Our operating results have fluctuated in the past, and we expect such fluctuations to continue” above, we believe that period-to-period comparisons of our results of operations may not be necessarily meaningful. Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. In addition, it is possible that in some future period our operating results will be below the expectations of public market analysts and investors or the guidance we have provided. In such event, the price of our Common Stock may be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Investment Portfolio. We invest in a variety of investment grade, interest-bearing securities, including fixed rate obligations of corporations and national governmental entities and agencies. This diversification of risk is consistent with our policy to ensure safety of our principal and maintain liquidity. We only invest in securities with maturities of 24 months or less, with only government obligations exceeding 12 months. Our investments are primarily fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

     All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at March 29, 2003. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than	Over
	1 Year	1 Year	Total

Available-for-sale securities	$177,439	$203,157	$380,596
Weighted-average interest rate	3.46%	2.92%	3.17%

     Impact of Foreign Currency Rate Changes. Disney and its affiliates distribute our products in foreign markets; therefore, we are not directly exposed to foreign currency rate fluctuations. We recognize revenues from foreign territories based on an average foreign currency exchange rate used by Disney for revenue reporting. This rate may differ from the actual exchange rate at the time cash is remitted to Disney and subsequently to us. Therefore, there may be some indirect foreign currency exchange rate exposure as managed by Disney.

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

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by Pixar during the quarter ended March 29, 2003.

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ STEVE JOBS Steve Jobs Chairman and Chief Executive Officer

CERTIFICATIONS

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

Date: May 13, 2003

/s/ ANN MATHER Ann Mather Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.