Form 10-Q
period 2003-06-28
PIXAR \CA\
filed 2003-08-12
CIK 1002114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003.

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

     The number of shares outstanding of the registrant’s Common Stock as of August 5, 2003 was 54,559,606.

Pixar
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:	Page 1

Balance Sheets as of June 28, 2003 and December 28, 2002 (unaudited)	Page 1

Statements of Income for the Quarter and Six Months Ended June 28, 2003 and June 29, 2002 (unaudited)	Page 2

Statements of Cash Flows for the Six Months Ended June 28, 2003 and June 29, 2002 (unaudited)	Page 3

Notes to Financial Statements (unaudited)	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 8

Risk Factors	Page 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 28

Item 4. Controls and Procedures	Page 28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	Page 29

Item 6. Exhibits and Reports on Form 8-K	Page 29

SIGNATURE	Page 30

EXHIBIT INDEX	Page 31

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PIXAR

BALANCE SHEETS

	June 28,	December 28,
	2003	2002

	(Unaudited, In thousands,
	except share data)

ASSETS
Cash and cash equivalents	$59,591	$44,431
Investments	442,925	294,652
Trade receivables, net	695	1,178
Receivable from Disney	46,137	129,339
Other receivables	5,159	6,394
Prepaid expenses and other assets	11,234	13,826
Deferred income taxes	33,239	32,719
Property and equipment, net	116,584	117,423
Capitalized film production costs	110,436	92,104

Total assets	$826,000	$732,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,877	$2,341
Accrued liabilities	28,568	9,322
Unearned revenue	10,746	7,341

Total liabilities	41,191	19,004

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 100,000,000 shares authorized; 54,135,552 and 52,894,466 issued and outstanding as of June 28, 2003 and December 28, 2002, respectively	487,318	442,477
Accumulated other comprehensive income	1,360	2,156
Retained earnings	296,131	268,429

Total shareholders’ equity	784,809	713,062

Total liabilities and shareholders’ equity	$826,000	$732,066

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

	Quarter Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(Unaudited, In thousands, except per share data)
Revenue:
Film	$45,182	$19,348	$61,557	$55,236
Software	3,694	3,463	5,976	4,648

Total revenue	48,876	22,811	67,533	59,884

Cost of revenue:
Film	7,800	3,570	10,730	11,927
Software	5	136	25	272

Total cost of revenue	7,805	3,706	10,755	12,199

Gross profit	41,071	19,105	56,778	47,685

Operating expenses:
Research and development	6,599	2,229	8,920	4,584
Sales and marketing	578	203	966	454
General and administrative	4,624	1,761	7,009	4,008

Total operating expenses	11,801	4,193	16,895	9,046

Income from operations	29,270	14,912	39,883	38,639
Other income	3,001	2,620	5,905	5,102

Income before income taxes	32,271	17,532	45,788	43,741
Income tax expense	12,747	7,090	18,086	17,689

Net income	$19,524	$10,442	$27,702	$26,052

Basic net income per share	$0.36	$0.21	$0.52	$0.52

Shares used in computing basic net income per share	53,685	49,758	53,365	49,679

Diluted net income per share	$0.34	$0.20	$0.49	$0.50

Shares used in computing diluted net income per share	56,788	52,536	56,476	52,102

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 28,	June 29,
	2003	2002

	(Unaudited, In thousands)
Cash flows from operating activities:
Net income	$27,702	$26,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,927	4,102
Capitalized film production costs	(28,645)	(22,571)
Amortization of capitalized film production costs	10,313	10,696
Tax benefit from stock option exercises	16,687	5,380
Deferred income tax	(520)	—
Changes in operating assets and liabilities:
Trade and other receivables, net	1,718	476
Receivable from Disney	83,202	(10,790)
Prepaid expenses and other assets	2,592	(11,809)
Accounts payable	(464)	(4,684)
Income taxes payable	—	1,659
Accrued liabilities	19,246	443
Unearned revenue	3,405	4,565

Net cash provided by operating activities	139,163	3,519

Cash flows from investing activities:
Purchases of property and equipment	(3,088)	(860)
Proceeds from sale of property and equipment	—	55
Proceeds from sale of securities	112,780	54,491
Investments in securities	(261,849)	(81,798)

Net cash used in investing activities	(152,157)	(28,112)

Cash flows from financing activities:
Proceeds from exercised stock options	28,154	12,989

Net cash provided by financing activities	28,154	12,989

Net increase (decrease) in cash and cash equivalents	15,160	(11,604)
Cash and cash equivalents at beginning of period	44,431	56,289

Cash and cash equivalents at end of period	$59,591	$44,685

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$23,450

Supplemental disclosure of non-cash investing and financing activities:
Loss on equipment disposals capitalized as film production costs	$—	$770

Unrealized loss on investments, net of taxes	$(796)	$—

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition, results of operations, and cash flows of Pixar (or the “Company”) for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 28, 2002 and for each of the years in the three-year period ended December 28, 2002, including notes thereto, which is included in Pixar’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

     The results of operations for the three and six month periods ended June 28, 2003 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 2003 financial statement presentation.

(2) Fiscal Year

     Pixar operates on a 52- or 53-week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2003 will end on January 3, 2004 and will consist of 53 weeks.

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

     The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Quarter Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income:
As reported	$19,524	$10,442	$27,702	$26,052
Fair value-based compensation cost, net of taxes	(3,630)	(2,007)	(5,243)	(4,667)
Pro forma net income	$15,894	$8,435	$22,459	$21,385
Basic net income per share:
As reported	$0.36	$0.21	$0.52	$0.52
Pro forma	$0.30	$0.17	$0.42	$0.43
Diluted net income per share:
As reported	$0.34	$0.20	$0.49	$0.50
Pro forma	$0.29	$0.17	$0.41	$0.43

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value-based method since the beginning of 1996.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $24.70 and $23.95 for the three and six months ended June 28, 2003, respectively, and $18.61 and $16.67 for the three and six months ended June 29, 2002, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 50% and 51% for the three and six months ended June 28, 2003, respectively, and 52% for the corresponding prior year periods; risk-free interest rates of 2.55% and 2.81% for the three and six months ended June 28, 2003, respectively, and 4.55% and 4.44%, respectively, for the corresponding prior year periods; and weighted-average expected lives for all periods of 5.0 years.

(4) Net Income per Share

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options. Of the outstanding options to purchase shares of common stock, for the three and six months ended June 28, 2003, options to purchase approximately 59,000 shares and 56,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase approximately 325,000 shares and 765,000 shares, respectively, of common stock were excluded for the three and six month periods ended June 29, 2002.

     The reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Quarter Ended

	June 28, 2003			June 29, 2002

	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share

Basic net income per share	$19,524	53,685	$0.36	$10,442	49,758	$0.21
Effect of dilutive shares:
Options	—	3,103		—	2,778

Diluted net income per share	$19,524	56,788	$0.34	$10,442	52,536	$0.20

	Six Months Ended

	June 28, 2003			June 29, 2002

	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share

Basic net income per share	$27,702	53,365	$0.52	$26,052	49,679	$0.52
Effect of dilutive shares:
Options	—	3,111		—	2,423

Diluted net income per share	$27,702	56,476	$0.49	$26,052	52,102	$0.50

(5) Comprehensive Income

     Other comprehensive income consists of unrealized holding gains or losses on the Company’s investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

	Quarter Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income	$19,524	$10,442	$27,702	$26,052
Unrealized holding gains (losses) on short-term investments, net of taxes	(224)	944	(796)	—

Comprehensive income	$19,300	$11,386	$26,906	$26,052

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

Co-Production Agreement

     In February 1997, Pixar and Disney entered into a Co-Production Agreement (the “Co-Production Agreement”) which governs all films made by the Company since Toy Story. Under the Co-Production Agreement, Pixar, on an exclusive basis, agreed to produce five original computer-animated theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney co-own, co-brand and co-finance the production costs of the Pictures, and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all of Disney’s marketing, distribution and other predefined fees and costs. The Co-Production Agreement generally provides that Pixar is responsible for the production of each Picture, and Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first three original films produced under the Co-Production Agreement were A Bug’s Life, Monsters, Inc., and Finding Nemo. Films currently in production at Pixar that are governed by this agreement include The Incredibles and Cars. A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars count toward the five original Pictures, whereas Toy Story 2, as a sequel, is a derivative work that does not count toward the Pictures. Under the Co-Production Agreement, all provisions applicable to the Pictures also apply to derivative works such as Toy Story 2.

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

Components of Capitalized Film Production Costs

     The total film production costs and related amounts capitalized are as follows (in thousands):

	Total Through

	June 28,	December 28,
	2003	2002

Released Films	$187,180	$134,533
Less: Cumulative amortization of film production costs	(130,410)	(120,097)

Total film production costs capitalized for released films	56,770	14,436
Films in Production	53,666	72,760
Films in Development or Pre-production (1)	—	4,908

Total film production costs capitalized	$110,436	$92,104

(1)	In the second quarter of 2003, the Company wrote-off of $1.9 million in costs previously capitalized for future film projects, which the Company determined would not be green-lighted for production within three years following their initial cost capitalization.

     Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the beginning of each respective fiscal year, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

	Six Months Ended

	June 28,	June 29,
	2003	2002

Research and development	$5,174	$3,643
General and administrative	2,472	1,925

Total	$7,646	$5,568

     For released films, the Company expects to amortize, based on current estimates, approximately $34 million to $39 million in capitalized film production costs over the succeeding twelve-month period. In addition, the Company has amortized more than 80% of each released film’s original production costs as of June 28, 2003, with the exception of Finding Nemo, which is projected to reach the 80% milestone in the first half of fiscal 2005.

     At June 28, 2003 and December 28, 2002, receivables from Disney aggregated $46.1 million and $129.3 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of production expenditures for all films under the Co-Production Agreement and amounts due for miscellaneous reimbursements.

(7) Segment Reporting

     The chief operating decision-maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statement of income, and the Company has no foreign operations. Therefore, the Company operates in a single operating segment.

     The Company’s revenue segment information by film category follows (in thousands):

	Quarter Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Finding Nemo	$26,291	$—	$26,291	$—
Monsters, Inc. (1)	3,582	12,032	12,155	37,897
Library titles (2)	14,900	7,185	22,611	15,721
Animation services	409	131	500	1,618

	$45,182	$19,348	$61,557	$55,236

(1)	During the three months ended June 28, 2003, we recognized an adjustment, which reduced our revenues for Monsters, Inc. domestic home video after we received additional information from Disney which reflected higher returns of domestic home video than had been originally anticipated. This adjustment reduced our home video revenues by $4.4 million and had a net impact of $0.04 to our diluted net income per share.

(2)	Library titles include Toy Story, A Bug’s Life and Toy Story 2. For the three and six months ended June 29, 2002, Toy Story 2 revenue of $2.1 million and $8.7 million, respectively, has been reclassified to “Library titles” to conform to the current year presentation.

(8) Related Party Transaction

     In June 2003, we entered into an agreement to reimburse our CEO for expenses incurred by him in the operation of his private plane when used for Pixar business. During the three months ended June 28, 2003, we recognized a total of approximately $59,000 of such expenses.

(9) New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had an impact on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS 146 effective with the beginning of fiscal 2003. The adoption of SFAS 146 has not had an impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Recision of FASB Interpretation No. 34” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding in interim and annual financial statements. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, the liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods after December 31, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN 45 effective with the beginning of fiscal 2003. The adoption of FIN 45 has not had a material impact on the Company’s financial statements or results of operations.

     In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables,” which addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. Issue No. 00-21 also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company adopted Issue No. 00-21 effective the beginning of fiscal 2003. The adoption of Issue No. 00-21 has not had a material impact on the Company’s financial statements or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation, (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income, and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company continues to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25 and has adopted the additional disclosure requirements of SFAS No. 148.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our target earnings per share for the third quarter and full year of fiscal 2003, our anticipated revenues and operating expenses and our expectations regarding any future distribution arrangement we may enter into. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. In some cases, forward-looking statements can be identified by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” variations of such words and similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 16 through 28. Particular attention should be paid to the cautionary language in Risk Factors “- To meet our fiscal 2003 earnings projections, we are dependent on our feature films and the accuracy of our forecasts,” “- Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” “- Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” and “- The Co-Production Agreement imposes several risks and restrictions on us.” Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following discussion should be read in conjunction with the section entitled “Risk Factors” on pages 16 through 28 below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 28, 2002 in addition to our interim financial statements and notes included elsewhere in this report.

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

     In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second Picture under the Co-Production Agreement. On May 30, 2003, we released Finding Nemo, our third Picture under the Co-Production Agreement. We are currently in various stages of production on the final two films under the Co-Production Agreement, The Incredibles and Cars. These films will count as the fourth and fifth films of the Pictures to be produced under the Co-Production Agreement. The Incredibles is currently targeted for release on November 5, 2004, and Cars is currently targeted for a holiday release in 2005.

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

     The statements regarding the targeted release dates for our future films are forward-looking, and the actual release dates may differ. Factors that could cause delays in the release of our films include, but are not limited to: (1) the uncertainties related to production delays, (2) financing requirements, (3) personnel availability, (4) external socioeconomic and political events, and (5) the release dates of competitive films. Please see “Risk Factors” for a more detailed discussion of these factors.

Target Earnings per Share for Fiscal 2003

     Our financial results for the next six months will depend primarily on the continued success of Finding Nemo in international theatrical markets, as well as its domestic home video release scheduled for November 4, 2003. By the end of the third quarter, Finding Nemo will have been released in nearly all Latin American territories and in many Asian territories, but not Japan. Given Finding Nemo’s success in the territories already in release, we expect the foreign box office results to be comparable to the rate of success experienced in the United States. Although Finding Nemo will not be released in the United Kingdom, France, Italy, Germany, Spain, and Japan until the fourth quarter of 2003, we will incur upfront marketing costs associated with Finding Nemo’s release in these larger international territories in the third quarter of 2003, as well as upfront marketing and release costs for the film’s domestic home video release. These marketing and release costs, which are anticipated to be significantly higher than any of our previous films, have been factored into our third quarter 2003 projections, which we are estimating to be $0.07 per diluted share.

     During the fourth quarter, revenues will be largely comprised of Finding Nemo’s domestic home video sales, which we expect to meet or exceed those of Monsters, Inc. over the film’s lifetime, and international box office receipts from the larger European territories and Japan. There will also be merchandise revenues and ancillary royalties from Finding Nemo. We expect merchandise revenues, ongoing home video sales, international television licensing and ancillary royalties relating to the sale of products from Monsters, Inc. and our library titles to be recognized throughout the remainder of the year. Our assumptions for fiscal 2003 also include continued software sales, interest income, operating expenses and an effective tax rate of approximately 40%.

     Based on our assumptions about Finding Nemo’s continued success at the domestic box office, and our expectation for comparable success in its international box office run and a successful domestic home video release, we are estimating diluted earnings per share guidance for fiscal 2003 of approximately $1.60.

     These statements regarding our targeted earnings per share are forward-looking, and actual results may differ materially. These forward-looking statements should not be relied upon as representing Pixar’s view as of any subsequent date, and Pixar undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date they were made. Factors that could cause actual results for the third quarter and full year fiscal 2003 to differ include, but are not limited to: (1) the timing and amount of worldwide revenues and distribution costs from Finding Nemo, Monsters, Inc. and other titles in our film library, (2) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility and (6) external socioeconomic and political events that are beyond our control. Please see “Risk Factors” for a more detailed discussion of these factors.

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

     Under the Co-Production Agreement, we share equally with Disney in the profits of the Pictures after Disney recovers its marketing, distribution and other predefined costs and fees. Our revenues for Toy Story are governed by the terms of the Feature Film Agreement. Although our revenues are based on the information we receive from Disney, we may make adjustments to that information based on our estimates and judgments. For example, our theatrical revenues may be adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of our participation is reflected. Such adjustments were made to home video reserve and home video and merchandise expense estimates during fiscal 2002 and 2003. During fiscal 2002, one-time adjustments to A Bug’s Life and Toy Story 2 home video reserves and margins and merchandising revenues had a positive net impact of $0.19 to our diluted net income per share. During the second quarter of fiscal 2003, we recognized an adjustment which reduced our Monsters, Inc. domestic home video revenue after we received additional information from Disney which reflected higher returns of domestic home video than had been originally anticipated. This adjustment reduced our home video revenues by $4.4 million and had a net impact of $0.04 to our diluted net income per share.

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

     Film Production Costs

     We capitalize our share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. Film production costs in excess of reimbursable amounts from Disney are capitalized. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses. In addition to the films produced, we are also working on concept development for several new projects.

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

Results of Operations

     Our results for the three and six months ended June 28, 2003 were driven primarily by domestic box office revenues from Finding Nemo, revenues from worldwide television licensing, merchandise sales and ancillary royalties from Monsters, Inc. as well as continued worldwide home video sales, television licensing, merchandise sales and ancillary royalties from our library titles.

Revenue

     Total revenue, which consists of film revenue and software revenue, was $48.9 million and $67.5 million for the three and six months ended June 28, 2003 compared to $22.8 million and $59.9 million in the corresponding prior year periods.

     Film revenue for the three months ended June 28, 2003 was $45.2 million compared with $19.3 million in the corresponding prior year period. Film revenue for the three months ended June 28, 2003 consisted of $26.3 million from Finding Nemo, which related primarily to revenue from its domestic theatrical release on May 30, 2003. Film revenue for the three months ended June 28, 2003 also included $3.6 million from Monsters, Inc., which related primarily to revenues from merchandise sales and ancillary royalties, offset by a reduction of home video revenue. During the second quarter of fiscal 2002, we received additional information from Disney, which reflected higher returns than had been originally anticipated and resulted in a reduction to our revenues of $4.4 million and our diluted earnings per share of $0.04. Also included in our film revenue for the second quarter ended June 28, 2003 was $14.9 million from our library titles, Toy Story, A Bug’s Life and Toy Story 2, which largely consisted of merchandise sales, as well as continuing worldwide home video sales, worldwide television licensing and ancillary royalties.

     Film revenue for the three months ended June 29, 2002 consisted of $12.0 million from Monsters, Inc., and $7.2 million from our library titles. Revenues from Monsters, Inc. were primarily attributable to foreign theatrical box office receipts, merchandise sales, and other ancillary royalties. These revenues were offset by upfront marketing and advertising expenses associated with the home video release of Monsters, Inc. Revenues for Toy Story 2 were comprised of merchandise sales, continuing worldwide home video sales and other ancillary royalties. Revenues from A Bug’s Life and Toy Story resulted primarily from domestic network television licensing revenues for Toy Story, as well as merchandise sales and continuing worldwide home video sales for both titles.

     Film revenue for the six months ended June 28, 2003 was $61.6 million compared to $55.2 million in the corresponding prior year period. Film revenue for the first six months of fiscal 2003 was primarily comprised of domestic theatrical revenue from Finding Nemo of $26.3 million, merchandise sales and ancillary royalties, domestic television and foreign home video revenues from Monsters, Inc. totaling $12.2 million and home video revenue, merchandise sales, and other ancillary royalties from our library titles totaling $22.6 million. Monsters, Inc. revenue was offset by a reduction in domestic home video revenues as described above. Film revenue for the six months ended June 29, 2002 was comprised of foreign theatrical revenue, merchandise sales, and other ancillary royalties from Monsters, Inc. totaling $37.8 million. These revenues were offset by upfront advertising expenses associated with the home video release of Monsters, Inc. Revenues from our library titles of $15.7 million were comprised of merchandise sales, continuing worldwide home video sales, incremental worldwide television licensing and other ancillary royalties.

     On May 1, 2003, the home videos of two of our library titles, Toy Story and Toy Story 2, were placed on a sales moratorium. Although this strategy is designed to potentially increase sales over the lifetime of a title and to support a higher sales price upon re-release, it is difficult to predict the impact this strategy will actually have on our sales, particularly since these are our first feature films to be placed on a sales moratorium. See “Risk Factors — To meet our fiscal 2003 earnings projections, we are dependent on our feature films and the accuracy of our forecasts.”

     Software revenue includes software license revenue, principally from RenderMan®. Software revenue for the three and six months ended June 28, 2003 was $3.7 million and $6.0 million compared to $3.5 million and $4.6 million in the corresponding prior year periods, resulting from increases in RenderMan® software licensing sales during such periods. We continue to expect ongoing variability in revenues derived from software licenses, and we expect future software revenues will be comparable with the average results from previous quarters.

     For the three and six months ended June 28, 2003, Disney accounted for 92% and 91%, respectively, of our total revenue compared to 85% and 90%, respectively, for the corresponding prior year periods. The revenue from Disney consisted primarily of film related revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2003 and for the near future.

Cost of Revenue

     Cost of film revenue for the three and six months ended June 28, 2003 was $7.8 million and $10.7 million compared to $3.6 million and $11.9 million in the corresponding prior year periods. Cost of film revenue represents amortization of capitalized film production costs. See “Capitalized Film Production Costs” below. For the three and six months ended June 28, 2003, cost of film revenue represented amortization of capitalized film production costs associated with Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life, and represented 17% and 17%, respectively, of total film revenue as compared to 18% and 22% for the corresponding prior year periods. Our cost of revenue as a percentage of film revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast-computation method for an individual film. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. For the three and six months ended June 28, 2003, the decrease in our cost of revenue amortization as compared to the prior periods was due primarily to revisions to our estimates of ultimate revenue. The amortization of costs for our library titles and Monsters, Inc. have decreased relative to their respective amortization percentages in the prior year due to increases in their ultimate revenues.

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, and for periods prior to fiscal 2003, amortization of purchased technology. Cost of software revenue as a percentage of the related revenue was 0.1% and 0.4% for the three and six months ended June 28, 2003 as compared to 4% and 6% for the corresponding prior year periods. Cost of software revenue for the three and six months ended June 28, 2003 related primarily to direct costs and manufacturing overhead; however, for the three and six months ended June 29, 2002 costs of software revenue related primarily to amortization of purchased technology of $120,000 and $240,000, respectively. We had fully amortized this purchased technology against related license revenue by the end of fiscal 2002.

Operating Expenses

     Total operating expenses were $11.8 million and $16.9 million, respectively, for the three and six months ended June 28, 2003 compared to $4.2 million and $9.0 million in the corresponding prior year periods. Although we expect our operating expenses to increase as a result of the growth experienced by the studio as we ramp up to meet the demands of multiple films in production, during the three-month period ended June 28, 2003, we expensed approximately $3.2 million of costs related to a one-time incentive compensation to our employees in recognition of their contribution to the box office success of Finding Nemo. Additionally, a portion of the increase over the prior year periods was due to the write-off of $1.9 million in costs previously capitalized for future film projects. In reviewing our projects in development, we determined it unlikely that these projects will be green-lighted for production within three years following their initial cost capitalization. Therefore, under SOP 00-2, these amounts were expensed in the second quarter of fiscal 2003.

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

     Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary Marionette™ and Ringmaster™ animation and production management software and for creative development for future films. Research and development expenses increased to $6.6 million and $8.9 million, respectively, for the three and six months ended June 28, 2003 from $2.2 million and $4.6 million for the corresponding prior year periods. The increases were due to additional investments in research and development, higher employee related costs resulting from the one-time incentive compensation and the write-off of $1.9 million in previously capitalized development costs referred to above. Research and development expenses may increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software sales. Sales and marketing expenses increased to $578,000 and $966,000, respectively, for the three and six months ended June 28, 2003, from $203,000 and $454,000 in the corresponding prior year periods. The increase was due to higher promotional costs as well as higher employee related costs resulting from the one-time incentive compensation. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations and corporate marketing related to our films.

     General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs, and legal and professional fees. General and administrative expenses increased to $4.6 million and $7.0 million, respectively, for the three and six months ended June 28, 2003 from $1.8 million and $4.0 million in the corresponding prior year periods. The increase for the three and six months ended June 28, 2003 was due primarily to increased employee related costs resulting from the one-time incentive compensation and legal and professional fees. General and administrative expenses may increase in future periods.

Other Income, Net

     Other income, net was $3.0 million and $5.9 million, respectively, for the three and six months ended June 28, 2003, compared to $2.6 million and $5.1 million in the corresponding prior year periods. The increase in other income over the comparable prior year periods is primarily due to an increase in interest income.

Income Tax Expense

     Income tax expense for the three and six months ended June 28, 2003 approximates the federal and state statutory income tax rate of 39.5% versus 40.4% in the same periods of the prior year.

Capitalized Film Production Costs

     We had $110.4 million in capitalized film production costs as of June 28, 2003, consisting of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. Capitalized film production costs also include costs related to Project 2006, our first Pixar-only financed film. In the quarter ended June 28, 2003, we wrote off $1.9 million in costs previously capitalized for future film projects. In reviewing our projects in development, we determined it unlikely that these projects will be green-lighted for production within three years following their initial cost capitalization. Therefore, under SOP 00-2, these amounts were expensed in the second quarter of fiscal 2003. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

     Cash, cash equivalents and investments increased to $502.5 million by the end of the second quarter of fiscal 2003, an increase of $163.4 million since December 28, 2002. The increase was primarily due to cash received from Disney for our share of film revenue, particularly relating to Monsters, Inc. worldwide home video revenue, along with proceeds from stock option exercises, interest income and software revenue, offset by film production costs.

     Net cash provided by operating activities for the six months ended June 28, 2003 of $139.2 million was primarily attributable to a decrease of $83.2 million in our receivable from Disney as a result of cash received and net income of $27.7 million, partially offset by capitalized film production costs of $28.6 million. Net cash used in investing activities of $152.2 million consisted primarily of investments in securities of $261.8 million, offset by proceeds from the sales of investment securities of $112.8 million. Net cash provided by financing activities consisted entirely of proceeds of $28.2 million from exercised stock options.

     As of June 28, 2003, our principal source of liquidity was approximately $502.5 million in cash, cash equivalents and investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. We are currently co-financing The Incredibles and Cars under the Co-Production Agreement.

In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. Additionally, we have already approved for production Project 2006, our first film beyond the Co-Production Agreement, and will finance production costs related to Project 2006 entirely. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

     Film Production Costs. For the remainder of fiscal 2003, we expect to spend approximately $30 million to $33 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

     Capital Expenditures. For the remainder of fiscal 2003, we expect to spend approximately $7 million to $9 million related to capital expenditures for our Emeryville headquarters and studio and other projects.

     We believe that our currently available funds and forecasted cash from operations for the remainder of fiscal 2003 will be sufficient to satisfy our currently anticipated cash needs for working capital and capital expenditures, including the production costs of The Incredibles and Cars, as well as the production and development costs associated with films not covered under the Co-Production Agreement. There can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville facility and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. We adopted SFAS 146 effective with the beginning of fiscal 2003. The adoption of SFAS 146 has not had an impact on our financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Recission of FASB Interpretation No. 34” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding in interim and annual financial statements. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, the liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods after December 31, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. We adopted the provisions of FIN 45 effective with the beginning of fiscal 2003. The adoption of FIN 45 has not had an impact on our financial statements or results of operations.

     In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables,” which addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. Issue No. 00-21 also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We adopted Issue

No. 00-21 effective the beginning of fiscal 2003. The adoption of Issue No. 00-21 has not had a material impact on our financial statements or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We continue to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25 and have adopted the additional disclosure requirements of SFAS No. 148.

Risk Factors

     The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

To meet our fiscal 2003 earnings projections, we are primarily dependent on our feature films and the accuracy of our forecasts.

     For the remainder of fiscal 2003, our revenue and operating results will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs from Finding Nemo, Monsters, Inc. and other titles in our film library, (2) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility and (6) external socioeconomic and political events that are beyond our control.

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

     For our business to be successful, our films must achieve box office success. While we have been successful in the release of our first five feature films, this level of success is unusual in the motion picture industry and our future releases may not achieve similar results. For the remainder of 2003, we will be dependent on the continuing success of Finding Nemo. Although Finding Nemo has had tremendous success in the domestic theatrical market, unless Finding Nemo achieves continued worldwide box office success and is successful in home video, television licensing, and merchandise sales, it may not generate sufficient revenue and operating results for us to meet our projections in 2003 and beyond.

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

     Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict the worldwide box office success of Finding Nemo. Even with Finding Nemo experiencing a very successful domestic theatrical run, it is difficult to predict the ultimate worldwide theatrical revenues as well as related home video, merchandising and ancillary revenue streams. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

     It is also difficult to forecast the amount of revenues from Monsters, Inc. and the titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of life cycle tend to be relatively small, minor fluctuations can result in notable variances from forecast. Both Toy Story and Toy Story 2 home videos are currently subject to a sales moratorium, which began on May 1, 2003. Although this strategy is designed to increase sales over the lifetime of a title and to support a higher sales price upon re-release, it is difficult to predict the actual impact of this strategy, particularly since these are our first titles to be placed on a sales moratorium, and it may not generate the results we expect in future years.

     With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While the timing of domestic release is typically known well in advance of release, the timing of international releases is less predictable. A foreign product release is often marked by a rollout across many countries over the course of many months. Therefore, the timing of international revenues is inherently more difficult to predict than the timing of domestic revenues.

     In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided, which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us, and has in the past informed us, of additional distribution costs to those previously forecasted. Such adjustments have and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, in the past, we have made adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, estimated sell-throughs and the related inventory levels in the distribution channel, as well as other business and industry information. For example, during the second quarter of fiscal 2003, we recognized an adjustment, which reduced our revenues for Monsters, Inc. domestic home video after we received additional information from Disney which reflected higher returns of domestic home video than had been originally anticipated. This adjustment reduced our home video revenues by $4.4 million and had a net impact of $0.04 to our diluted net income per share. Furthermore, we utilize margin normalization in estimating associated costs, such as with merchandising or home video, in accordance with the provisions of Statement of Position 00-2 — “Accounting by Producers or Distributors of Films” (SOP 00-2). Due to these factors, the amount and timing of our future revenues and associated expenses from our films are difficult to forecast, and it is possible, in any given quarter, that we will not recognize sufficient film revenue to generate significant earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs are incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the first half of fiscal 2003 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we begin production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or not shared with Disney.

Film production budgets may increase, and film production spending may exceed such budgets.

     Our future film budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing or the development of new proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. Therefore, the budget for The Incredibles and Cars and subsequent films and related products are expected to be greater than the budgets for our previous films. We will continue to finance the budgets of The Incredibles and Cars equally with Disney under the Co-Production Agreement. In addition, we have approved for production our first Pixar-only financed film, “Project 2006.” Due to production exigencies which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs, which are currently shared with Disney and treated as film costs, increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

     We continue to maintain minimal emphasis and resources on the commercialization of software products. Our fiscal 2003 earnings projections include revenues attributable to non-film related sources including software revenue; however, there can be no assurance that the timing and amount of such revenues will be sufficient to meet our 2003 earnings projection.

Other non-film revenue and expenses.

     Our fiscal 2003 earnings are expected to include our forecast of other non-film related sources such as interest income and our effective tax rate. Interest income is difficult to predict and can fluctuate depending on our cash balance as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. For example, although our average cash, cash equivalents and investment balances increased during fiscal 2002, interest income decreased when compared to fiscal 2001 due to declining interest rates during fiscal 2002. Income tax expense may also fluctuate. Our income tax rate for fiscal 2002 approximated statutory rates, and we expect that our income tax rate for fiscal 2003 will also approximate statutory rates; however, our effective tax rate may fluctuate in future periods. There can be no assurance that the amount of other non-film revenues and expenses forecasted such as those noted above will be achieved to meet our fiscal 2003 earnings projection.

Our operating results have fluctuated in the past, and we expect such fluctuations to continue.

     Our revenues fluctuate significantly

     We continue to expect significant fluctuations in our future quarterly and annual revenues because of a variety of factors, including the following:

•	the timing of the domestic and international theatrical releases of our animated feature films,

•	the success of our animated feature films,

•	the timing of the release of related products into their respective markets, such as home videos, television, and merchandising,

•	the demand for such related products, which is often a function of the success of the related animated feature film,

•	Disney’s costs to distribute and promote our feature films and related products under the Co-Production Agreement,

•	Disney’s success at marketing our feature films and related products under the Co-Production Agreement,

•	the timing and accuracy of information received from Disney and other sources on which we base estimates of revenue to be recognized from our animated feature films and related products,

•	the timing and amount of non-film related revenues, such as the licensing of our software,

•	the introduction of new feature films or products by our competitors, and

•	external socioeconomic and political events that are beyond our control.

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

     Our operating expenses fluctuate

     Operating expenses for the first half of fiscal 2003 increased in comparison to the same period in fiscal 2002, and we expect to continue to increase our operating expenses to fund greater levels of research and development, to ramp up to meet the demands of multiple films in production and to expand operations. In addition, we expect our spending levels may increase due to the following:

•	continued investment in proprietary software systems,

•	continued and potentially increasing competition costs for creative, technical and administrative talent,

•	increased costs associated with the expansion of our facilities,

•	increased number of personnel required to support studio growth as we have multiple films in parallel production,

•	increased investment in creative development and our Pixar-only financed films, and

•	increased investment in administrative functions to support our expanding operations.

     A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not reimburse) the increases in expenses, our operating expenses will significantly increase in 2003. In addition, as we increase the resources allocated to our productions beyond our feature film Cars, which is the last film to be co-financed with Disney under the current Co-Production Agreement, we expect our operating expenses to increase significantly.

Our scheduled successive releases of feature films will continue to place a significant strain on our resources.

     In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working primarily on The Incredibles and Cars, as well as future projects, including Project 2006, our first Pixar-only financed film, as we move towards producing one feature film per year. We have only produced five feature films to date and have limited experience with respect to producing animated feature films in parallel. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that The Incredibles, Cars, Project 2006 or any future animated film will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards achieving one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Creative Executive, he is also directing his next feature film, Cars. A lack of his availability may adversely impact the success and timing of our future films.

     To continue to accommodate growth, we have and will be implementing a variety of new and upgraded operational and financial systems, procedures and controls, including improvement and maintenance of our accounting system, other internal management systems and backup systems. In addition, this growth and these diversification activities, along with the corresponding increase in the number of our employees and rapidly increasing costs, have resulted in increased responsibility for our management team. We will need to continue to improve our operational, financial and management information systems, to hire, train, motivate and manage our employees, to integrate them into Pixar and to provide adequate facilities and other resources for them. We cannot provide any assurance we will be successful in accomplishing all of these activities on a timely and cost-effective basis. Any failure to accomplish one or more of these activities on a timely and cost-effective basis would have a material adverse effect on our business, financial condition and results of operations.

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

     We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than our feature films that we produce under the Co-Production Agreement, until twelve months from our delivery of the fifth original feature film under the Co-Production Agreement. We currently anticipate that we will not deliver the fifth Picture, Cars, until 2005 at the earliest. However, now that we have delivered Finding Nemo, the third original feature film under the Co-Production Agreement, to Disney, we are free to enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture (other than the Pictures). Finding Nemo was delivered in April 2003 for its May 30, 2003 domestic theatrical release. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties. See “Risk Factors — We experience intense competition with respect to our animated feature films, animation products, and software” below.

We have an obligation to co-finance production costs.

     Under the Co-Production Agreement, we will continue to co-finance each of the two remaining unreleased original animated feature films and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. We co-financed A Bug’s Life, Toy Story 2, Monsters, Inc. and Finding Nemo. We are currently co-financing The Incredibles and Cars, under the Co-Production Agreement. We also have approved for production and have begun financing Project 2006, our first Pixar-only financed film. If our feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely affected.

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

     All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film’s box office receipts adversely. Under the terms of the Co-Production Agreement, Pixar is guaranteed theatrical release either during the summer or holiday period. Finding Nemo, which was released on May 30, 2003, is our first film to be released domestically during the summer months, as all of our previous film releases occurred during holiday periods. Although Finding Nemo has been very successful in the domestic theatrical market, it is difficult to predict the film’s performance in the international theatrical markets, or its success in other ancillary revenue streams such as merchandising due to the different timing of its release relative to our other films. Further, due to the expected release of a large number of family films by Disney and other movie studios in the next several years, it is possible that further saturation of the family film market, particularly those films created by computer graphics imagery (“CGI”), may adversely impact the commercial success of our films, and therefore have a material adverse effect on our business, financial condition and results of operations.

In order for our feature films and related products to be successful, we must develop appealing creative content.

     The success of each animated film developed and produced by us will depend in large part upon our creative team’s ability to produce content that will appeal to a broad audience and to develop compelling stories and characters that will achieve broad market acceptance. Traditionally, this process has been extremely difficult. While we have enjoyed worldwide box office success with Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc., and domestic box office success with Finding Nemo, there can be no assurance that similar levels of success will be achieved by our subsequent films, including The Incredibles, Cars and Project 2006.

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

     In 2003, competition is expected to continue to intensify in the family-oriented, animated and live action feature film market and may affect the ultimate box office success of Finding Nemo, which was released domestically on May 30, 2003. Some of the family-oriented animated and live action feature films that have been released during summer 2003 that competed with Finding Nemo include the following:

•	X2: X-Men United by Fox,

•	The Lizzie McGuire Movie by Disney,

•	Daddy Day Care by Columbia,

•	The Matrix Reloaded by Warner Bros.,

•	Bruce Almighty by Universal,

•	Rugrats Go Wild by Paramount,

•	The Hulk by Universal,

•	Sinbad: Legend of the Seven Seas by Dreamworks,

•	Terminator 3: Rise of the Machines by Warner Bros.,

•	Pirates of the Caribbean: The Curse of the Black Pearl by Disney,

•	Spy Kids 3D: Game Over by Miramax, and

•	Freaky Friday by Disney.

     We believe competition from animated feature films and family-oriented feature films may intensify over the next several years, possibly affecting The Incredibles, which is currently targeted for release on November 5, 2004, and Cars, which is currently targeted for a 2005 holiday release. Due to a potentially large number of family-oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated before we release The Incredibles and Cars. This could result in the failure of such films to achieve the commercial success required for us to profit from such films.

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

     The Co-Production Agreement provides that we will develop and produce original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Mighty Joe Young, released during the 1998 holiday season, competed with A Bug’s Life in the domestic theatrical market, and Pirates of the Caribbean: The Curse of the Black Pearl, which was released July 9, 2003, Spy Kids 3D: Game Over, which was released on July 25, 2003 and Freaky Friday, which was released on August 6, 2003, compete directly with Finding Nemo. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

Software Publishers.

     We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally SGI (which acquired Wavefront Technologies, Inc. (“Wavefront”) and Alias Research, Inc. (“Alias”)), MentalImage GMD and Avid Technologies (which distributes the MentalImage product). MentalImage, Avid and SGI, which through its Alias/Wavefront subsidiary, licenses “Maya,” a three-dimensional software for creating high quality animation and visual effects, are each marketing competing rendering software products, usually at lower prices than we are willing to offer for RenderMan®. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan® software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users.

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

     Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to make our films, particularly our film directors, producers, animators, creative personnel and technical directors, will continue to intensify as more studios build their in-house CGI-animation or special effects capabilities. There can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we were unable to hire, assimilate and retain qualified personnel in the future, particularly film directors, producers, animators, creative personnel and technical directors, such inability would have a material adverse effect on our business, operating results and financial condition.

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

     Although we have enjoyed a tremendously successful track record with our first five feature films, we cannot provide any assurances that our future films will enjoy the same level of success. Currently, Disney shares our financial risks associated with the production of the films under the Co-Production Agreement. As our co-production partner, Disney is currently sharing the risk of our films by financing 50% of the production costs. In addition, under the Co-Production Agreement, Disney is responsible for financing 100% of the costs related to the marketing and distribution of the films. In the event that a film does not generate sufficient revenues to offset such costs, Pixar is not responsible for any losses Disney incurs. We cannot provide any assurances that future distribution agreements will provide us with the same level of risk minimization. In addition, as additional entrants emerge in the animation marketplace, there may be increased competition for distribution partners.

We have a limited operating history.

     Until 1996, we had generated recurring revenue primarily from the license of our RenderMan® software, amounts we received under software development contracts and fees for animated television commercial development. We expect to generate a substantial majority of our future revenue from the development and production of animated feature films and related products, as we have since 1996. We have, to date, developed, produced and released only five animated feature films, Toy Story, A Bug’s Life, Toy Story 2, Monsters, Inc., and Finding Nemo. Accordingly, we have a limited operating history in implementing our business model upon which an evaluation of our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a business enterprise, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to changes in the competitive environment, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

Our current and future commitments may have an adverse impact on our cash balances.

     We are currently co-financing our remaining two unreleased original animated feature films, The Incredibles and Cars pursuant to the Co-Production Agreement. We are also solely financing Project 2006. In the future, we may co-finance other derivative works such as sequels and television productions. The future development and production costs of The Incredibles, Cars, Project 2006 and films beyond, and any possible future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. We expect to fully finance films for release after Cars. As of June 28, 2003, we had approximately $502.5 million in cash, cash equivalents and investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the development and production costs of The Incredibles and Cars, as well as development and production costs for Project 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

     Our Chief Executive Officer, Steve Jobs, beneficially owns approximately 55.4% of our outstanding Common Stock as of June 28, 2003. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

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

     The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. In response to such attacks, the United States is actively using military force to pursue those behind these attacks and is initiating broader actions against global terrorism. The continued threat of terrorism within the United States, the escalation of military action and heightened security measures in response to such further threats, as well as the recent military action against the government of Iraq or any other country, may cause significant disruption to commerce, including the entertainment industry, throughout the world. Such disruption in the future could have a material and adverse effect on our business and results of operations.

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

     The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult and expensive. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we generally obtain end user license agreements for our RenderMan® software product, we have also relied on “shrink wrap” licenses that are not signed by the end-user, which may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable.

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

     We also rely on certain technology that we license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain any of these technology licenses could result in delays in feature film releases or product releases until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product releases could materially adversely affect our business, operating results and financial condition.

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

     All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at June 28, 2003. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than	Over
	1 Year	1 Year	Total

Available-for-sale securities	$230,894	$212,031	$442,925
Weighted-average interest rate	3.03%	1.62%	2.36%

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit 10.8	Reimbursement Agreement between the Registrant and Steve Jobs dated June 19, 2003.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

The following current report on Form 8-K was filed by Pixar during Pixar’s second fiscal quarter: (1) Current Report on Form 8-K dated May 7, 2003, furnishing Pixar’s press release regarding its financial results for the first quarter ended March 29, 2003.

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

Date: August 12, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.8	Reimbursement Agreement between the Registrant and Steve Jobs dated June 19, 2003.
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.