Form 10-Q
period 2003-09-27
PIXAR \CA\
filed 2003-11-12
CIK 1002114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     The number of shares outstanding of the registrant’s Common Stock as of November 3, 2003 was 55,275,493.

Pixar
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:	Page 1
Balance Sheets as of September 27, 2003 and December 28, 2002 (unaudited)	Page 1
Statements of Income for the Quarter and Nine Months Ended September 27, 2003 and September 28, 2002 (unaudited)	Page 2
Statements of Cash Flows for the Nine Months Ended September 27, 2003 and September 28, 2002 (unaudited)	Page 3
Notes to Financial Statements (unaudited)	Page 4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 9
Risk Factors	Page 17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 32
Item 4. Controls and Procedures	Page 32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	Page 33
Item 4. Submission of Matters to a Vote of Security Holders	Page 33
Item 6. Exhibits and Reports on Form 8-K	Page 33
SIGNATURE	Page 34
EXHIBIT INDEX	Page 35

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PIXAR

BALANCE SHEETS

	September 27,	December 28,
	2003	2002

	(Unaudited, in thousands,
	except share data)
ASSETS
Cash and cash equivalents	$74,636	$44,431
Investments	441,909	294,652
Trade receivables, net	2,393	1,178
Receivable from Disney	48,899	129,339
Other receivables	3,711	6,394
Prepaid expenses and other assets	26,340	13,826
Deferred income taxes	33,836	32,719
Property and equipment, net	114,952	117,423
Capitalized film production costs	117,277	92,104

Total assets	$863,953	$732,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,162	$2,341
Accrued liabilities	10,205	9,322
Unearned revenue	10,426	7,341

Total liabilities	21,793	19,004

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; no par value; 100,000,000 shares authorized; 55,164,754 and 52,894,466 issued and outstanding as of September 27, 2003 and December 28, 2002, respectively	532,391	442,477
Accumulated other comprehensive income	445	2,156
Retained earnings	309,324	268,429

Total shareholders’ equity	842,160	713,062

Total liabilities and shareholders’ equity	$863,953	$732,066

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

	Quarter Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(Unaudited, in thousands, except per share data)
Revenue:
Film	$27,481	$100,475	$89,038	$155,711
Software	2,702	1,981	8,678	6,629

Total revenue	30,183	102,456	97,716	162,340

Cost of revenue:
Film	4,287	21,304	15,017	33,231
Software	2	137	27	410

Total cost of revenue	4,289	21,441	15,044	33,641

Gross profit	25,894	81,015	82,672	128,699

Operating expenses:
Research and development	3,066	2,039	11,986	6,623
Sales and marketing	803	404	1,769	858
General and administrative	2,935	2,347	9,944	6,354

Total operating expenses	6,804	4,790	23,699	13,835

Income from operations	19,090	76,225	58,973	114,864
Other income	2,717	2,577	8,622	7,678

Income before income taxes	21,807	78,802	67,595	122,542
Income tax expense	8,614	31,867	26,700	49,556

Net income	$13,193	$46,935	$40,895	$72,986

Basic net income per share	$0.24	$0.93	$0.76	$1.46

Shares used in computing basic net income per share	54,722	50,643	53,818	50,001

Diluted net income per share	$0.23	$0.87	$0.72	$1.39

Shares used in computing diluted net income per share	58,030	53,746	57,034	52,691

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 27,	September 28,
	2003	2002

	(Unaudited, in thousands)
Cash flows from operating activities:
Net income	$40,895	$72,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,889	6,064
Capitalized film production costs	(39,764)	(32,456)
Amortization of capitalized film production costs	14,591	31,753
Tax benefit from stock option exercises	33,623	13,817
Deferred income tax	(1,117)	331
Gains on sales of investments	(1,350)	(145)
Changes in operating assets and liabilities:
Trade and other receivables, net	1,468	2,416
Receivable from Disney	80,440	(79,579)
Prepaid expenses and other assets	(12,514)	610
Accounts payable	(1,179)	(4,400)
Income taxes payable	—	10,400
Accrued liabilities	883	237
Unearned revenue	3,085	4,544

Net cash provided by operating activities	124,950	26,578

Cash flows from investing activities:
Purchases of property and equipment	(3,418)	(3,178)
Proceeds from sale of property and equipment	—	55
Proceeds from sale of securities	518,021	89,564
Investments in securities	(665,639)	(157,862)

Net cash used in investing activities	(151,036)	(71,421)

Cash flows from financing activities:
Proceeds from exercised stock options	56,291	36,561

Net cash provided by financing activities	56,291	36,561

Net increase (decrease) in cash and cash equivalents	30,205	(8,282)
Cash and cash equivalents at beginning of period	44,431	56,289

Cash and cash equivalents at end of period	$74,636	$48,007

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$7,350	$25,850

Supplemental disclosure of non-cash investing and financing activities:
Loss on equipment disposals capitalized as film production costs	$—	$770

Unrealized gain (loss) on investments, net of taxes	$(1,711)	$488

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition, results of operations, and cash flows of Pixar (or the “Company”) for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 28, 2002 and for each of the years in the three-year period ended December 28, 2002, including notes thereto, which are included in Pixar’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the quarter and nine month periods ended September 27, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

     The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Quarter Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income:
As reported	$13,193	$46,935	$40,895	$72,986
Fair value-based compensation cost, net of taxes	(3,053)	(5,375)	(8,295)	(10,015)

Pro forma net income	$10,140	$41,560	$32,600	$62,971

Basic net income per share:
As reported	$0.24	$0.93	$0.76	$1.46
Pro forma	$0.19	$0.82	$0.61	$1.26
Diluted net income per share:
As reported	$0.23	$0.87	$0.72	$1.39
Pro forma	$0.18	$0.80	$0.59	$1.23

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value-based method since the beginning of 1996.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $31.19 and $25.89 for the quarter and nine months ended September 27, 2003, respectively, and $20.72 and $17.34 for the quarter and nine months ended September 28, 2002, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 50% and 51% for the quarter and nine months ended September 27, 2003, respectively, and 52% for the corresponding prior year periods; risk-free interest rates of 3.31% and 2.95% for the quarter and nine months ended September 27, 2003, respectively, and 3.03% and 4.21% for the corresponding prior year periods; and weighted-average expected lives for all periods of 5.0 years.

(4) Net Income per Share

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options. Of the outstanding options to purchase shares of common stock, for the quarter and nine months ended September 27, 2003, options to purchase approximately 6,000 shares and 85,000 shares, respectively, of common stock were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase approximately 52,000 shares and 382,000 shares, respectively, of common stock were excluded for the quarter and nine months ended September 28, 2002.

     The reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Quarter Ended

	September 27, 2003			September 28, 2002

	Net		Net Income	Net		Net Income
	Income	Shares	per Share	Income	Shares	per Share

Basic net income per share	$13,193	54,722	$0.24	$46,935	50,643	$0.93
Effect of dilutive shares:
Options	—	3,308		—	3,103

Diluted net income per share	$13,193	58,030	$0.23	$46,935	53,746	$0.87

	Nine Months Ended

	September 27, 2003			September 28, 2002

	Net		Net Income	Net		Net Income
	Income	Shares	per Share	Income	Shares	per Share

Basic net income per share	$40,895	53,818	$0.76	$72,986	50,001	$1.46
Effect of dilutive shares:
Options	—	3,216		—	2,690

Diluted net income per share	$40,895	57,034	$0.72	$72,986	52,691	$1.39

(5) Comprehensive Income

     Other comprehensive income consists of unrealized holding gains or losses on the Company’s investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

	Quarter Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income	$13,193	$46,935	$40,895	$72,986
Unrealized holding gains (losses) on investments, net of taxes	(915)	488	(1,711)	488

Comprehensive income	$12,278	$47,423	$39,184	$73,474

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

Components of Capitalized Film Production Costs

     The total film production costs and related amounts capitalized are as follows (in thousands):

	Total Through

	September 27,	December 28,
	2003	2002

Released Films:	$186,871	$134,533
Less: Cumulative amortization of film production costs	(134,689)	(120,097)

Total film production costs capitalized for released films	52,182	14,436
Films in Production	64,609	72,760
Films in Development or Pre-production (1)	486	4,908

Total film production costs capitalized	$117,277	$92,104

(1)	In the second quarter of 2003, the Company wrote-off $1.9 million in costs previously capitalized for future film projects, which the Company determined would not be green-lighted for production within three years following their initial cost capitalization.

     Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the beginning of each respective fiscal year, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Research and development	$6,944	$5,301
General and administrative	3,398	2,733

Total	$10,342	$8,034

     For released films, the Company expects to amortize, based on current estimates, approximately $37 million to $41 million in capitalized film production costs over the succeeding twelve-month period. In addition, the Company has amortized more than 80% of each released film’s original production costs as of September 27, 2003, with the exception of Finding Nemo, which is projected to reach the 80% milestone in the second half of fiscal 2004.

     At September 27, 2003 and December 28, 2002, receivables from Disney aggregated $48.9 million and $129.3 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of production expenditures for all films under the Co-Production Agreement and amounts due for miscellaneous reimbursements.

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

     The Company’s revenue segment information by film category follows (in thousands):

	Quarter Ended				Nine Months Ended

	September 27,	September 28,			September 27,			September 28,
	2003	2002			2003			2002

Finding Nemo	$15,053	$—			$41,344			$—
Monsters, Inc.	5,239 (1)	78,414			17,394	(1	) (2)	116,311
Library titles	7,054	21,726	(3	) (4)	29,665			37,447	(3	) (4)
Animation Services	135	335			635			1,953

	$27,481	$100,475			$89,038			$155,711

(1)	During the quarter ended September 27, 2003, the Company received a settlement on Monsters, Inc. merchandise revenue which resulted in an increase in film revenue of $3.5 million and $0.03 to diluted net income per share.

(2)	During the quarter ended June 28, 2003, the Company recognized an adjustment, which reduced revenues for Monsters, Inc. domestic home video after the Company received updated information from Disney which reflected higher returns of domestic home video than had been originally anticipated. This adjustment reduced home video revenues by $4.4 million and had a net impact of $0.04 to diluted net income per share.

(3)	Library titles include Toy Story, A Bug’s Life and Toy Story 2. For the quarter and nine months ended September 28, 2002, Toy Story 2 revenues of $11.3 million and $20.0 million, respectively, have been reclassified to “Library titles” to conform to the current year presentation.

(4)	During the quarter ended September 28, 2002, certain adjustments were made to previous estimates for return reserves and expenses. These adjustments increased home video and merchandise net revenues for Toy Story 2 and A Bug’s Life and contributed approximately $0.14 to the Company’s third quarter 2002 diluted net income per share.

(8) Related Party Transaction

     In June 2003, the Company entered into an agreement to reimburse its CEO for expenses incurred by him in the operation of his private plane when used for Pixar business. For the nine months ended September 27, 2003, the Company incurred a total of approximately $91,000 of such expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our revenue expectations for the fourth quarter of fiscal 2003, our target earnings per share for the full year of fiscal 2003, our anticipated revenues and operating expenses and our expectations regarding any future distribution arrangement we may enter into. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. In some cases, forward-looking statements can be identified by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” variations of such words and similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 17 through 32. Particular attention should be paid to the cautionary language in Risk Factors “- To meet our fiscal 2003 earnings projections, we are dependent on our feature films and the accuracy of our forecasts,” “- Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” “- Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” and “- The Co-Production Agreement imposes several risks and restrictions on us.” Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following discussion should be read in conjunction with the section entitled “Risk Factors” on pages 17 through 32 below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 28, 2002 in addition to our interim financial statements and notes included elsewhere in this report.

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

     The statements regarding the targeted release dates for our future films are forward-looking, and the actual release dates may differ. Factors that could cause delays in the release of our films include, but are not limited to: (1) the uncertainties related to production delays, (2) financing requirements, (3) personnel availability, (4) external socioeconomic and political events, and (5) the release dates of competitive films. Please see “Risk Factors” on pages 17 through 32 for a more detailed discussion of these factors.

Target Earnings per Share for Fiscal 2003

     During the fourth quarter, we believe revenues will be largely comprised of Finding Nemo’s domestic home video sales and international box office receipts from certain European territories and Japan. We expect Finding Nemo home video sales will exceed those of Monsters, Inc. over its lifetime. Consequently, our projections assume approximately 22 to 24 million units of the Finding Nemo home video will be sold in the U.S. during the fourth quarter of fiscal 2003. Our projections also assume that Finding Nemo will achieve $400 million at the international box office; however, we estimate that only $300 million of that will be recognized in fiscal 2003. In addition, we expect to recognize the majority of all remaining marketing and distribution costs related to its worldwide home video release as well as its remaining international theatrical releases during the fourth quarter of fiscal 2003. Our projections also assume ongoing merchandise revenues and ancillary royalties from Finding Nemo. We also assume that we will recognize merchandise revenues, ongoing home video sales, international television licensing and ancillary royalties relating to the sale of products from Monsters, Inc., as well as some revenues from our library titles throughout the remainder of the year. Our assumptions for fiscal 2003 also include continued software sales, interest income, operating expenses and an effective tax rate of approximately 40%.

     Based on Finding Nemo’s success at the domestic box office, our expectation of its international box office run exceeding the domestic box office, and a successful domestic home video release, we are estimating diluted earnings per share guidance for fiscal 2003 of approximately $1.76.

     These statements regarding our targeted earnings per share and the underlying assumptions are forward-looking, and actual results may differ materially. These forward-looking statements should not be relied upon as representing Pixar’s view as of any subsequent date, and Pixar undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date they were made. Factors that could cause actual results for fiscal year 2003 to differ include, but are not limited to: (1) the timing and amount of worldwide revenues and distribution costs from Finding Nemo, Monsters, Inc. and other titles in our film library, (2) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility and (6) external socioeconomic and political events that are beyond our control. Please see “Risk Factors” for a more detailed discussion of these factors.

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

     Under the Co-Production Agreement, we share equally with Disney in the profits of the Pictures after Disney recovers its marketing, distribution and other predefined costs and fees. Our revenues for Toy Story are governed by the terms of the Feature Film Agreement. Although our revenues are based on the information we receive from Disney, we may make adjustments to that information based on our estimates and judgments. For example, our theatrical revenues may be adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of our participation is reflected. Such adjustments were made to home video reserve and home video and merchandise expense estimates during fiscal 2002 and 2003. During fiscal 2002, one-time adjustments to A Bug’s Life and Toy Story 2 home video reserves and margins and merchandising revenues had a positive net impact of $0.19 to our diluted net income per share. During the second quarter of fiscal 2003, we recognized an adjustment which reduced our Monsters, Inc. domestic home video revenue after we received updated information from Disney which reflected higher returns of domestic home video than had been originally anticipated. This adjustment reduced our home video revenues by $4.4 million and had a net impact of $0.04 to our diluted net income per share.

     The amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although Disney provides us with the most current information available to enable us to recognize our share of revenue and determine our film gross profit, Disney may also make subsequent adjustments to the information that it has provided, and these adjustments could have a material impact on our operating results in later periods. As updated information becomes available from Disney on a more timely basis, it may result in a change of estimation for revenue recognition. For example, we received a settlement on Monsters, Inc. merchandise revenue for the third quarter ended September 27, 2003, which resulted in an increase of $3.5 million to our revenues and $0.03 to our diluted net income per share. We also received updated information from Disney in the first quarter of fiscal 2003, which decreased previously recorded home video expenses by $3.2 million for all of our film titles on a cumulative basis. This resulted in an increase of $0.03 to our diluted net income per share for our first quarter of fiscal 2003. Additionally, we have the right to audit Disney’s books and records related to the Pictures according to the terms of the Co-Production Agreement, which could result in adjustments that may be material to the financial statements in any given quarter or quarters. Any revenue received in advance from Disney is deferred and recorded as revenue when earned.

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

Results of Operations

     Our results for the quarter and nine months ended September 27, 2003 were driven primarily by Finding Nemo’s worldwide box office revenues, merchandise sales and ancillary royalties. Also contributing to our results were revenues associated with Monsters, Inc. and our library titles.

Revenue

     Total revenue, which consists of film revenue and software revenue, was $30.2 million and $97.7 million for the quarter and nine months ended September 27, 2003, respectively, compared to $102.5 million and $162.3 million in the corresponding prior year periods.

     Film revenue for the quarter ended September 27, 2003 was $27.5 million compared with $100.5 million in the corresponding prior year period. Higher revenue in the prior year period was primarily due to revenues associated with the highly successful domestic home video release of Monsters, Inc. during the third quarter of fiscal 2002. Film revenue for the quarter ended September 27, 2003 consisted of $15.1 million from Finding Nemo, primarily from worldwide box office revenues, merchandise sales and ancillary royalties, offset by some home video release costs. Film revenue for the quarter ended September 27, 2003 also included $5.2 million from Monsters, Inc., which related primarily to revenues from merchandise sales and ancillary royalties and included a settlement on Monsters, Inc. merchandise revenue. This settlement resulted in an increase of $3.5 million to our revenue and $0.03 to our diluted net income per share. Also included in our film revenue for the third quarter ended September 27, 2003 was $7.1 million from our library titles for merchandise sales, as well as continuing worldwide home video sales, worldwide television licensing and ancillary royalties.

     Film revenue for the quarter ended September 28, 2002 consisted of $78.4 million from Monsters, Inc. and $21.7 million from our library titles. Revenues from Monsters, Inc. were primarily attributable to its highly successful September 2002 home video release, as well as some merchandise sales and other ancillary royalties. Revenues for our library titles were comprised of merchandise sales, continuing worldwide home video sales and other ancillary royalties. During the third quarter of 2002, we made certain favorable adjustments to previous home video reserve and home video and merchandising expense estimates which contributed to the home video revenues associated with Toy Story 2 and A Bug’s Life. These adjustments contributed approximately $0.14 to our diluted net income per share for the quarter ended September 28, 2002.

     Film revenue for the nine months ended September 27, 2003 was $89.0 million compared to $155.7 million in the corresponding prior year period. Film revenue for the first three quarters of fiscal 2003 included revenues which were primarily comprised of worldwide theatrical revenue, merchandise and ancillary royalties from Finding Nemo of $41.3 million. Monsters, Inc. contributed $17.4 million, consisting of merchandise sales, ancillary royalties, worldwide television and foreign home video revenues. Our library titles contributed $29.7 million, consisting of home video revenue, merchandise sales, and other ancillary royalties. In addition to the third quarter fiscal 2003 settlement referred to above, in the second quarter of fiscal 2003, we received updated information from Disney, which reflected higher home video returns for Monsters, Inc. than had been originally anticipated and resulted in a reduction to our revenues of $4.4 million and had a net impact of $0.04 to our diluted net income per share for that quarter.

     Film revenue for the nine months ended September 28, 2002 was comprised of worldwide theatrical revenue, home video sales, merchandise sales, and other ancillary royalties from Monsters, Inc. totaling $116.3 million. Revenues from our library titles of $37.4 million were comprised of merchandise sales, worldwide home video sales, and other ancillary royalties.

     On May 1, 2003, the home videos of two of our library titles, Toy Story and Toy Story 2, were placed on a sales moratorium. Although this strategy is designed to potentially increase sales over the lifetime of a title and to support a higher sales price upon re-release, it is difficult to predict the impact this strategy will actually have on our sales, particularly since these are our first feature films to be placed on a sales moratorium. See “Risk Factors — To meet our fiscal 2003 earnings projections, we are primarily dependent on our feature films and the accuracy of our forecasts.”

     Software revenue includes software license revenue from RenderMan®. Software revenue for the quarter and nine months ended September 27, 2003 was $2.7 million and $8.7 million, respectively, compared to $2.0 million and $6.6 million in the corresponding prior year periods. The increase in software revenues over the prior year periods resulted from increases in RenderMan® software licensing sales during such periods. We continue to expect ongoing variability in revenues derived from software licenses, and we expect future software revenues will be comparable with the average results from previous quarters.

     For both the quarter and nine months ended September 27, 2003, Disney accounted for 89% of our total revenue compared to 97% and 95%, respectively, for the corresponding prior year periods. The revenue from Disney consisted primarily of film related revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2003 and for the near future.

Cost of Revenue

     Cost of film revenue for the quarter and nine months ended September 27, 2003 was $4.3 million and $15.0 million, respectively, compared to $21.3 million and $33.2 million in the corresponding prior year periods. Cost of film revenue represents amortization of capitalized film production costs. See “Capitalized Film Production Costs” below. For the quarter and nine months ended September 27, 2003, cost of film revenue represented amortization of capitalized film production costs associated with Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life, and represented 15.6% and 16.9%, respectively, of total film revenue as compared to 21.2% and 21.3% in the corresponding prior year periods. Our cost of revenue as a percentage of film revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast-computation method for an individual film. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. For the quarter and nine months ended September 27, 2003, the decrease in our cost of revenue amortization percentage as compared to the prior periods was due in part to revisions to our estimates of ultimate revenue. The amortization of costs for our library titles and Monsters, Inc. have decreased relative to their respective amortization percentages in the prior year due to increases in their ultimate revenues. Additionally, for the quarter and nine months ended September 27, 2003, Finding Nemo has a lower cost amortization relative to Monsters, Inc. in the corresponding prior year periods due to the expectation that we will receive more revenues from Finding Nemo over its lifetime.

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products, and for periods prior to fiscal 2003, amortization of purchased technology. Cost of software revenue as a percentage of the related revenue was less than 0.1% and 0.3%, respectively, for the quarter and nine months ended September 27, 2003 as compared to 7% and 6% for the corresponding prior year periods. Cost of software revenue for the quarter and nine months ended September 27, 2003 related primarily to direct costs and manufacturing overhead; however, for the quarter and nine months ended September 28, 2002 costs of software revenue related primarily to amortization of purchased technology of $120,000 and $360,000, respectively. We fully amortized this purchased technology against related license revenue by the end of fiscal 2002.

Operating Expenses

     Total operating expenses were $6.8 million and $23.7 million, respectively, for the quarter and nine months ended September 27, 2003 compared to $4.8 million and $13.8 million in the corresponding prior year periods. We continue to expect our operating expenses to increase as a result of the growth experienced by the studio as we ramp up to meet the demands of multiple films in production. Our operating expenses for the nine months ended September 27, 2003 include certain unanticipated expenses which occurred during the second quarter. For example, we expensed approximately $3.2 million of costs in that quarter related to a one-time incentive compensation to our employees in recognition of their contribution to the box office success of Finding Nemo, and we wrote off $1.9 million in costs previously capitalized for future film projects. In reviewing our projects in development, we determined it unlikely that these projects would be green-lighted for production within three years following their initial cost capitalization. Therefore, under SOP 00-2, these amounts were expensed in the second quarter of fiscal 2003 and are included in our operating expenses for the nine months ended September 27, 2003.

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

     Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary Marionette™ and Ringmaster™ animation and production management software and for creative development for future films. Research and development expenses increased to $3.1 million and $12.0 million, respectively, for the quarter and nine months ended September 27, 2003 from $2.0 million and $6.6 million for the corresponding prior year periods. The increased expenses in the third quarter of fiscal 2003 relative to the comparable prior year period were primarily due to an increase in employee and equipment costs, as well as an increase in expenses related to our short film projects. The increase for the nine months ended September 27, 2003 also included the higher employee related costs resulting from the one-time incentive compensation and the write-off of $1.9 million in previously capitalized development costs referred to above. Research and development expenses may continue to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software sales. Sales and marketing expenses increased to $803,000 and $1.8 million, respectively, for the quarter and nine months ended September 27, 2003 from $404,000 and $858,000 in the corresponding prior year periods. The increase in costs for the third quarter of fiscal 2003 as compared to the comparable prior year period were due to increased public relations and compensation costs. The increase for the nine months ended September 27, 2003 also relates to higher employee related costs resulting from the one-time incentive compensation in the second quarter of 2003. We believe that sales and marketing expenses may continue to increase in future periods, particularly in the areas of public relations and corporate marketing related to our films.

     General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs, and legal and professional fees. General and administrative expenses increased to $2.9 million and $9.9 million, respectively, for the quarter and nine months ended September 27, 2003 from $2.3 million and $6.4 million in the corresponding prior year periods. The increase for the third quarter of fiscal 2003 as compared to the comparable prior year period was due primarily to increased legal and professional fees. The one-time incentive compensation recognized in the second quarter of fiscal 2003 also contributed to the increase for the nine months ended September 27, 2003. General and administrative expenses may continue to increase in future periods.

Other Income, Net

     Other income, net was $2.7 million and $8.6 million, respectively, for the quarter and nine months ended September 27, 2003, compared to $2.6 million and $7.7 million in the corresponding prior year periods. The increase in other income over the comparable prior year periods is primarily due to net gains on sales of investments.

Income Tax Expense

     Income tax expense for the quarter and nine months ended September 27, 2003 approximates the federal and state statutory income tax rate of 39.5% versus 40.4% in the same periods of the prior year.

Capitalized Film Production Costs

     We had $117.3 million in capitalized film production costs as of September 27, 2003, consisting of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. Capitalized film production costs also include costs related to Project 2006, our first Pixar-only financed film. In the second quarter of fiscal 2003, we wrote off $1.9 million in costs previously capitalized for future film projects. In reviewing our projects in development, we determined it unlikely that these projects would be green-lighted for production within three years following their initial cost capitalization. Therefore, under SOP 00-2, these amounts were expensed in the second quarter of fiscal 2003. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

     Cash, cash equivalents and investments increased to $516.5 million by the end of the third quarter of fiscal 2003, an increase of $177.4 million since December 28, 2002. The increase was primarily due to cash received from Disney for our share of film revenue, particularly relating to Monsters, Inc. worldwide home video revenue, along with proceeds from stock option exercises, interest income and software revenue, offset by film production costs.

     Net cash provided by operating activities for the nine months ended September 27, 2003 of $125.0 million was primarily attributable to a decrease of $80.4 million in our receivable from Disney as a result of cash received and net income of $40.9 million, partially offset by capitalized film production costs of $39.8 million. Net cash used in investing activities of $151.0 million consisted primarily of investments in securities of $665.6 million, offset by proceeds from the sales of investment securities of $518.0 million. Net cash provided by financing activities consisted entirely of proceeds of $56.3 million from exercised stock options.

     As of September 27, 2003, our principal source of liquidity was approximately $516.5 million in cash, cash equivalents and investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. We are currently co-financing The Incredibles and Cars under the Co-Production Agreement. Under the Co-Production Agreement, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. Additionally, we have already approved for production Project 2006, our first film beyond the Co-Production Agreement, and will finance production costs related to Project 2006 entirely. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

     Film Production Costs. For the remainder of fiscal 2003, we expect to spend approximately $17 million to $19 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

     Capital Expenditures. For the remainder of fiscal 2003, we expect to spend approximately $4 million to $6 million related to capital expenditures for our Emeryville headquarters and studio and other projects.

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

     Under the Co-Production Agreement, Pixar and Disney share equally in the profits of our animated feature films after Disney recovers its distribution fee and its marketing and distribution costs. Distribution costs include worldwide theatrical release costs, costs related to merchandise, Disney’s costs to market and distribute home videos in the United States and foreign markets, Disney’s distribution fee, and other costs including talent participation and residuals. We remain dependent on the timing, accuracy, and sufficiency of the information provided by Disney.

     For our business to be successful, our films must achieve box office success. While we have been successful in the release of our first five feature films, this level of success is unusual in the motion picture industry, and our future releases may not achieve similar results. For the remainder of 2003, we will be dependent on the continuing success of Finding Nemo. Although Finding Nemo has had tremendous success in the domestic theatrical market and in most foreign markets where it has been released, as well as a successful initial domestic home video release, unless Finding Nemo achieves continued box office success in the remaining territories and is successful in home video, television licensing, and merchandise sales, it may not generate sufficient revenue for us to meet our projections in 2003 and beyond.

     A significant portion of our anticipated revenues for the remainder of fiscal 2003 is based on the assumption that Finding Nemo will be a success in the domestic home video, worldwide theatrical and worldwide merchandising markets. Our projections assume approximately 22 to 24 million units of the Finding Nemo home video will be sold in the U.S. during the fourth quarter of fiscal 2003. In addition, our projections are based on the assumption that Finding Nemo will achieve $400 million in international box office receipts, of which $300 million we estimate will be recognized in fiscal 2003. These projections for home video sales and international box office receipts are significantly higher than our previous titles, and there is no assurance that these projections can be achieved. Therefore, if Finding Nemo does not generate sufficient worldwide box office receipts, domestic home video sales, or worldwide merchandise sales, it would adversely impact our 2003 operating results and our ability to meet our targeted results. In addition, for the remainder of 2003, we expect continued contributions from Monsters, Inc. and our library titles. If Monsters, Inc. or our library titles do not generate sufficient revenues, our 2003 results could be adversely affected. To date, we have recognized most of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug’s Life. For Monsters, Inc., we have recognized essentially all of the theatrical revenues and a substantial portion of the home video and merchandise revenues. Although our forecast assumes some continued revenues from these titles, there can be no assurance that they will be sufficient to achieve our 2003 earnings projection.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

     Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict the ultimate box office success of Finding Nemo. Even with Finding Nemo experiencing a very successful theatrical run in the U.S. and other foreign territories where it has been released, it is difficult to predict the ultimate worldwide theatrical revenues as well as related home video, television licensing, merchandising and ancillary revenue streams. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

     It is also difficult to forecast the amount of revenues from Monsters, Inc. and the titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of life cycle tend to be relatively small, minor fluctuations can result in notable variances from forecast. Both Toy Story and Toy Story 2 home videos are currently subject to a sales moratorium, which began on May 1, 2003. Although this strategy is designed to increase potential sales over the lifetime of a title and to support a higher sales price upon re-release, it is difficult to predict the actual impact of this strategy, particularly since these are our first titles to be placed on a sales moratorium, and it may not generate the results we expect in future years.

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

     In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided, which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us, and has in the past informed us, of additional distribution costs to those previously forecasted. Such adjustments have and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, in the past, we have made adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, estimated sell-throughs and the related inventory levels in the distribution channel, as well as other business and industry information. For example, during the third quarter of fiscal 2003, we received a settlement on Monsters, Inc. merchandise revenue, which resulted in an increase of $3.5 million to our revenues and $0.03 to our diluted net income per share, and during the second quarter of fiscal 2003, we recognized an adjustment, which reduced our revenues for Monsters, Inc. domestic home video after we received updated information from Disney which reflected higher returns of domestic home video than had been originally anticipated. The adjustment in the second quarter of fiscal 2003 reduced our home video revenues by $4.4 million and had a net impact of $0.04 to our diluted net income per share. Furthermore, we may utilize margin normalization in estimating associated costs, such as with merchandising or home video, in accordance with the provisions of Statement of Position 00-2 — “Accounting by Producers or Distributors of Films” (SOP 00-2). Due to these factors, the amount and timing of our future revenues and associated expenses from our films are difficult to forecast, and it is possible, in any given quarter, that we will not recognize sufficient film revenue to generate significant earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney, and we share such costs equally. We capitalize our share of these direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs is incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we will share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the first nine months of fiscal 2003 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we begin production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or not shared with Disney.

Film production budgets may increase, and film production spending may exceed such budgets.

     Our future film budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing or the development of new proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. The budget for The Incredibles and Cars and subsequent films and related products are expected to be greater than the budgets for our previous films. Under the Co-Production Agreement, we will continue to finance the budgets of The Incredibles and Cars equally with Disney. In addition, we have approved for production our first Pixar-only financed film, “Project 2006.” Due to production exigencies, which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs, which are currently shared with Disney and treated as film costs, increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

     We continue to maintain minimal emphasis on and devote limited resources to the commercialization of software products relative to our core business of producing films. Our fiscal 2003 earnings projections include revenues attributable to non-film related sources including software revenue; however, there can be no assurance that the timing and amount of such revenues will be sufficient to meet our 2003 earnings projection.

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

     Our operating expenses fluctuate.

     Operating expenses for the first nine months of fiscal 2003 increased in comparison to the same period in fiscal 2002, and we expect to continue to increase our operating expenses to fund greater levels of research and development, to ramp up to meet the demands of multiple films in production and to expand operations. In addition, we expect our spending levels may increase due to the following:

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

     In order to meet our obligations pursuant to the Co-Production Agreement, we have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working primarily on The Incredibles and Cars, as well as future projects, including Project 2006, our first Pixar-only financed film, as we move towards producing one feature film per year. We have only produced and released five feature films to date and have limited experience with respect to producing animated feature films in parallel. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that The Incredibles, Cars, Project 2006 or any future animated film will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards achieving one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Creative Executive, he is also directing his next feature film, Cars. A lack of his availability may adversely impact the success and timing of our future films.

     We continuously implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvement and maintenance of our accounting system, other internal management systems and backup systems. Our growth and these diversification activities, along with the corresponding increase in the number of our employees and our rapidly increasing costs, have resulted in increased responsibility for our management team. We will need to continue to improve our operational, financial and management information systems, to hire, train, motivate and manage our employees, to integrate them into Pixar and to provide adequate facilities and other resources for them. We cannot provide any assurance we will be successful in accomplishing all of these activities on a timely and cost-effective basis. Any failure to accomplish one or more of these activities on a timely and cost-effective basis would have a material adverse effect on our business, financial condition and results of operations.

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

     Under the Co-Production Agreement, we will continue to co-finance each of the two remaining unreleased original animated feature films and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. We co-financed A Bug’s Life, Toy Story 2, Monsters, Inc. and Finding Nemo. We are currently co-financing The Incredibles and Cars under the Co-Production Agreement. However, we also have approved for production and have begun financing Project 2006, our first Pixar-only financed film. If our feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely affected.

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

     The completion and commercial success of a motion picture is extremely unpredictable, and the motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable. The completion and commercial success of a motion picture also depends upon other factors, such as:

•	talent and crew availability,

•	financing requirements,

•	distribution strategy, including the time of the year and the number of screens on which it is shown,

•	the number, quality and acceptance of other competing films released into the marketplace at or near the same time,

•	critical reviews,

•	the availability of alternative forms of entertainment and leisure time activities,

•	general socioeconomic conditions and political events,

•	weather conditions, and

•	other tangible and intangible factors.

     All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film’s box office receipts adversely. Under the terms of the Co-Production Agreement, Pixar is guaranteed theatrical release either during the summer or holiday period. Finding Nemo, which was released on May 30, 2003, is our first film to be released domestically during the summer months, as all of our previous film releases occurred during holiday periods. Although Finding Nemo has been very successful in the domestic theatrical market, as well as the foreign markets where it has already been released, it is difficult to predict the film’s performance in the remaining foreign territories, or its success in other ancillary revenue streams such as merchandising due to the different timing of its release relative to our other films. Further, due to the expected release of a large number of family films by Disney and other movie studios in the next several years, it is possible that further saturation of the family film market, particularly those films created by computer graphics imagery (“CGI”), may adversely impact the commercial success of our films, and therefore have a material adverse effect on our business, financial condition and results of operations.

In order for our feature films and related products to be successful, we must develop appealing creative content.

     The success of each animated film developed and produced by us will depend in large part upon our creative team’s ability to produce content that will appeal to a broad audience and to develop compelling stories and characters that will achieve broad market acceptance. Traditionally, this process has been extremely difficult. While we have enjoyed worldwide box office success with Toy Story, A Bug’s Life, Toy Story 2, Monsters, Inc., and Finding Nemo in the domestic market and the international markets where it has been released, there can be no assurance that similar levels of success will be achieved by our subsequent films, including The Incredibles, Cars and Project 2006.

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

     Finding Nemo was released on home video in the domestic marketplace on November 4, 2003. It will compete with many of the same films from its theatrical release as well as other direct-to-video features and library titles re-released on home video. Examples of home video releases we expect will compete with Finding Nemo include the following:

•	Daddy Day Care by Fox,

•	The Matrix Reloaded by Warner Bros.,

•	Charlie’s Angels by Columbia,

•	The Hulk by Universal,

•	Legally Blond 2 by MGM,

•	Terminator 3: Rise of the Machines by Warner Bros.,

•	The Santa Clause 2 by Disney,

•	Bruce Almighty by Universal,

•	X2: X-Men United by Fox,

•	Pirates of the Caribbean: The Curse of the Black Pearl by Disney, and

•	Freaky Friday by Disney.

     There appears to be increasing widespread acceptance for films created by CGI. Animated feature films currently in production that are primarily CGI include Shrek 2, Shark Tale, Madagascar, Over the Hedge, Jimmy Neutron 2, Robots, Ice Age 2 and Valiant, among others. Disney is also considering developing and producing feature-length CGI-animated films based on classic fairy tales, such as Rapunzel and Snow Queen. In addition to box office and home video competition, other family-oriented films may continue to compete with Monsters, Inc. and Finding Nemo, as well as our film library with respect to related television, merchandise, and other future revenue sources.

     Furthermore, due to the recent success of CGI-animated films, several movie studios have developed their own internal computer animation capability, which may be used for special effects in animated films and live action films. For example, DreamWorks SKG (with PDI) successfully produced Antz in 1998 and Shrek in 2001. In addition, Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in March 2002. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements to commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products. For example, SGI’s Alias/Wavefront subsidiary licenses Maya, which is its next generation three-dimensional software for creating high quality animation and visual effects. Maya incorporates many new features and could be used to make a computer-animated feature film.

     The Co-Production Agreement provides that we will develop and produce original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, which was released July 9, 2003, Spy Kids 3D: Game Over, which was released on July 25, 2003 and Freaky Friday, which was released on August 6, 2003, competed directly with Finding Nemo for domestic theatrical market share this past summer. We also expect the fourth quarter 2003 home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday to compete with Finding Nemo in the domestic home video market. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

Software Publishers.

     We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally SGI (which acquired Wavefront Technologies, Inc. (“Wavefront”) and Alias Research, Inc. (“Alias”)), Mental Images GmbH and Avid Technologies (which distributes the Mental Images product). Mental Images, Avid and SGI, which through its Alias/Wavefront subsidiary, licenses Maya, a three-dimensional software for creating high quality animation and visual effects, are each marketing competing rendering software products, usually at lower prices than we are willing to offer for RenderMan®. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan® software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users.

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

     We are currently co-financing our remaining two unreleased original animated feature films, The Incredibles and Cars pursuant to the Co-Production Agreement. We are also solely financing Project 2006. In the future, we may co-finance other derivative works such as sequels and television productions. The future development and production costs of The Incredibles, Cars, Project 2006 and films beyond, and any possible future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. We expect to fully finance the production costs of films for release after Cars. As of September 27, 2003, we had approximately $516.5 million in cash, cash equivalents and investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the development and production costs of The Incredibles and Cars, as well as development and production costs for Project 2006. See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Liquidity and Capital Resources.” To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

     Our Chief Executive Officer, Steve Jobs, beneficially owns approximately 54.4% of our outstanding Common Stock as of September 27, 2003. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

Business interruptions could adversely affect our operations.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Although we have a disaster recovery plan that we regularly update, there can be no assurance that it will be effective in the event of a disaster. Our facilities in the State of California have in the past and may in the future be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In the event of a short-term power outage, we have installed UPS (uninterrupted power supply) equipment to protect our RenderFarm and other sensitive equipment, along with two 1.5 Megawatt backup generators. In connection with the shortage of available power, prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. We do not carry earthquake insurance for earthquake related losses and although we carry business interruption insurance for other potential losses, there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Terrorist activities and resulting military and other actions could adversely affect our business.

     The continued threat of terrorism within the United States and abroad, the escalation of military action and heightened security measures in response to such threats, as well as the recent military action against the government of Iraq or any other country, may cause significant disruption to commerce, including the entertainment industry, throughout the world. For example, the terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. Such disruption in the future could have a material and adverse effect on our business and results of operations.

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

     Substantially all of our revenues have been derived, and substantially all of our future revenues are expected to be derived from the use and license of our proprietary technologies. We expect that we will be required to enhance these technologies and to develop new technologies in order to be successful in our industry and in the licensing of our RenderMan® software. We cannot provide any assurances that we will be successful in enhancing our existing technologies or in developing and utilizing new technologies, or that competitors will not develop technology that is equivalent or superior to our technologies or that makes our technologies obsolete. If we are unable to develop enhancements to our existing technologies or new technologies as required, or if the costs associated with developing those technologies continue to increase, our business, operating results or financial condition could be materially adversely affected.

There are various risks associated with our proprietary rights.

Our efforts to protect our proprietary technologies may not succeed.

     Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently have twenty- four patents in force in the United States and eleven patents in force in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology.

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

     One of the risks of the film production business is the possibility of claims that our productions infringe on the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, our technology and software may be subject to patent, copyright or other intellectual property claims of third parties. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

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

     The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, speculation about the negotiation of terms or conditions of our next distribution arrangement, or socioeconomic, political or other factors. For example, for the nine months ended September 27, 2003, our Common Stock closed as low as $50.19 and as high as $74.20 per share, and during 2002, our Common Stock closed as low as $30.67 and as high as $61.42 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

     All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at September 27, 2003. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than	Over
	1 Year	1 Year	Total

Available-for-sale securities	$130,764	$311,145	$441,909
Weighted-average interest rate	2.63%	2.30%	2.40%

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

Item 4. Submission of Matters to a Vote of Security Holders

     The following proposals were submitted to shareholders at our Annual Meeting of Shareholders held September 5, 2003. Each of these proposals was approved by a majority of the shares present at the meeting.

1. To re-elect eight directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Shares For	Shares Withheld

Steve Jobs	45,440,847	4,404,584
Edwin E. Catmull	45,666,165	4,179,266
Skip M. Brittenham	45,471,184	4,374,247
Joseph A. Graziano	47,909,370	1,936,061
Lawrence B. Levy	45,386,537	4,458,894
Joe Roth	45,732,524	4,112,907
Larry W. Sonsini	45,691,680	4,153,751
John S. Wadsworth, Jr.	47,910,020	1,935,411

2. To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending January 3, 2004. Results of the voting included 49,398,640 shares for, 438,001 shares against and 8,790 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

The following current report on Form 8-K was filed by Pixar during Pixar’s third fiscal quarter: (1) Current Report on Form 8-K dated August 7, 2003, furnishing Pixar’s press release regarding its financial results for the second quarter ended June 28, 2003.

Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXAR

By:	/s/ ANN MATHER

Ann Mather
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

Date: November 12, 2003

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.