Form 10-K
period 2004-01-03
PIXAR \CA\
filed 2004-03-18
CIK 1002114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

      As of June 28, 2003, the last day of the Registrant’s most recently completed second fiscal quarter, there were 54,135,552 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on June 27, 2003) was $1,377,878,000. Shares of the Registrant’s Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 1, 2004, there were 55,960,801 shares of the Registrant’s Common Stock outstanding.

      This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our anticipated revenues and operating expenses, our expectations on DVD penetration and the resulting effect on our home video sales and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry and management’s beliefs and assumptions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 16 through 30. Particular attention should be paid to the cautionary language in Risk Factors “— Our operating results are primarily dependent on the success of our feature films, and forecasting is extremely difficult.” “— Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” “— Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” and “— The Co-Production Agreement imposes several risks and restrictions on us.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

General

      Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. We are a leading digital animation studio with the creative, technical and production capabilities to create animated feature films and related products. Our objective is to create, develop and produce computer-animated feature films with heartwarming stories and memorable characters that appeal to audiences of all ages. Through the creation of entertaining, enduring and successful films, we seek to establish and maintain our position as a leading brand in animated feature films. To date, we have created and produced five full-length animated feature films: Toy Story, A Bug’s Life, Toy Story 2, Monsters, Inc., and Finding Nemo, which were marketed and distributed by The Walt Disney Company (along with its subsidiaries hereinafter referred to as “Disney”). Our films have combined worldwide box office receipts of more than $2.5 billion and hold five positions in the top eleven grossing animated films of all time. Toy Story was released in 1995 and generated over $362 million in worldwide box office revenue. Our second animated feature film, A Bug’s Life, was released in 1998 and generated over $363 million in worldwide box office revenue. Our third film, Toy Story 2, was released in 1999 and generated over $485 million in worldwide box office revenue. Our fourth film, Monsters, Inc., was released in November 2001 and generated over $524 million in worldwide box office revenue, making it the third highest grossing animated feature film of all time and the fourth highest grossing film released in 2001. Our fifth animated feature film, Finding Nemo, was released on May 30, 2003 and as of the end of fiscal year 2003, had generated over $792 million of worldwide box office receipts, making it the highest grossing film of 2003 and the highest grossing animated feature film of all time. Through March 7, 2004, Finding Nemo has generated over $862 million in worldwide box office revenue, making it the ninth highest grossing film ever made. In addition to its record-breaking performance domestically, Finding Nemo is the first animated film to surpass $500 million in international box office receipts. In Japan, the most significant foreign territory released, Finding Nemo set a new opening weekend record and has achieved over $101 million in box office receipts through March 7, 2004. Finding Nemo was also the highest grossing film during calendar 2003 in Argentina, Australia, Austria, Belgium, China, France, Germany, Hong Kong, Ireland, Mexico, the Netherlands, Poland, Switzerland, and the United Kingdom.

      In 1997, we extended our original relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, we agreed to produce, on an exclusive basis, five original computer-animated feature films (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance, co-own and co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after Disney recovers all marketing and distribution costs and fees. The first three original Pictures produced under the Co-Production Agreement were A Bug’s Life, Monsters, Inc. and Finding Nemo. We are currently in various stages of production on the final two Pictures under this agreement: The Incredibles and Cars. As a sequel, Toy Story 2 did not count toward the Pictures; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the Pictures. See “— Relationship with Disney — Co-Production Agreement.”

      The term of the Co-Production Agreement continues until delivery to Disney of our fifth Picture, Cars, which is currently targeted for a 2005 holiday release. Since the April 2003 delivery of Finding Nemo, we have had the ability to negotiate and enter into another distribution agreement with any other third party. We have produced five highly successful films to date, and we believe that this success combined with the strength of our financial resources, position us to negotiate a distribution arrangement beyond the Co-Production Agreement with more favorable economic terms and full ownership of our films. In January 2004, we announced that we had ended our discussions with Disney regarding a new arrangement with them for films released beyond Cars. We are currently exploring other alternatives. Although we look forward to a more favorable agreement for films released after Cars, we also understand that distributing our films through another studio may increase some of the risks we face in the motion picture industry. See “— Relationship with Disney,” “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us,” “Risk Factors — We experience intense competition with respect to our animated feature films, animation products, and software” and “Risk Factors — We face various distribution risks with respect to our feature films.”

      Our principal executive offices are located at 1200 Park Avenue, Emeryville, California 94608. Our telephone number is (510) 752-3000, and our webpage is located at www.pixar.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our webpage as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

Business Model and Products

      We believe that we are a leading brand in family entertainment as a result of our production of high quality animated films and related products, such as video products, toys, interactive games and other merchandise. Further, we believe that our brand and the consistent success of our feature films has positioned us to continue to secure strong marketing and distribution of our films and more favorable economic terms and full ownership of our future properties in future distribution arrangements.

      Animated Feature Films. Our first animated feature film, Toy Story, was released in November 1995. In November 1998, we released A Bug’s Life, our second animated feature film with Disney. A Bug’s Life was the first of the Pictures to be developed and distributed under our Co-Production Agreement with Disney. In November 1999, we released Toy Story 2, the theatrical sequel to Toy Story and our third animated feature film produced for distribution by Disney. While not counting as one of the five original Pictures, Toy Story 2 is subject to the same terms as the five Pictures developed and produced under the Co-Production Agreement. In November 2001 and May 2003, we released Monsters, Inc. and Finding Nemo, our second and third Pictures under the Co-Production Agreement, respectively.

      We intend to continue to develop original computer-animated feature films for the family entertainment market. We are currently in various stages of production on three other original animated feature films: The Incredibles, Cars and our first feature film produced outside of our existing Disney relationship (“Project 2006”). The Incredibles and Cars will be produced and distributed under the Co-Production Agreement and will count as the remaining two films of the original five Pictures to be produced under the Co-Production Agreement. Brad Bird, who previously directed and wrote the screenplay of the critically acclaimed animated feature The Iron Giant, is currently directing The Incredibles, which is targeted for release on November 5, 2004. John Lasseter, the Director of Toy Story, A Bug’s Life, and Toy Story 2, and Executive Producer for Monsters, Inc., Finding Nemo and The Incredibles, is currently directing Cars, which is targeted for a 2005 holiday release. Project 2006 was approved for production in February 2003 and is currently targeted for release in 2006. See “Risk Factors — Our scheduled successive releases of feature films will continue to place a significant strain on our resources.”

      Home Videos. Home video sales, including VHS and DVD formats, continue to be among the largest contributors to lifetime revenues of our films. Through January 3, 2004, our five titles have sold over 152 million home video units worldwide. With the increasing popularity of the DVD format, more consumers are creating DVD libraries, and we believe that DVD adoption will continue to increase. The increasing popularity of the DVD format is one factor that contributed to the tremendous success of Finding Nemo and Monsters, Inc. domestic home video releases. The Finding Nemo home video was released in the U.S. on November 4, 2003 in both VHS and a 2-disc Collectors Edition DVD. In 2003, Finding Nemo became the best selling home video of all time in the U.S. with sales of 24.8 million units (19.2 million DVD units and 5.6 million VHS units). In addition, it sold 8 million units on its first day of release to become the fastest-selling video ever released, exceeding the previous record holder, our own, Monsters, Inc., which sold 5 million units on its first day. Monsters, Inc. home video was released in the U.S. on September 17, 2002 in both VHS and a 2-disc Special Edition DVD and was the best selling home video of 2002 with sales of approximately 20 million units in the U.S. (11.4 million DVD units and 8.6 million VHS units).

      We expect DVD penetration to continue to have a favorable impact on the sales of our titles on home video, especially in many foreign territories where the DVD adoption rate has lagged behind that of the U.S. As more consumers worldwide build their DVD film libraries, we expect not only to continue to see the shift in the DVD/VHS ratio toward DVD, but also to see an increase in the overall sales of home videos. We believe increasing worldwide penetration of DVDs will favorably benefit the release of our new titles on home video as well as potentially create incremental sales of our existing titles, and also believe that home video sales will continue to be a significant component of our business. Distribution of home video versions of the animated feature films developed and produced under the Co-Production Agreement is governed by the terms of the Co-Production Agreement.

      We continue to explore opportunities to maximize worldwide home video sales of our library titles. For example, the domestic home video for both Toy Story and Toy Story 2 were placed on a sales moratorium on May 1, 2003. Although this strategy is designed potentially to increase sales over the lifetime of a title, to prevent a declining sales price and to support a potentially higher sales price upon re-release, it is difficult to predict the impact this strategy will actually have on our sales, particularly since this is the first time home videos of any of our feature films have been placed on a sales moratorium. In addition to re-release on existing video formats, as the marketplace evolves with the next generation of home theater technology, we expect to re-release our moratorium titles in formats compatible with the new technologies.

      Television. The television market for our feature films generally follows the theatrical and home video release. Toy Story aired on ABC in 1997 to kick off ABC’s “Wonderful World of Disney.” It also aired on The Disney Channel for several months following its television debut on ABC. In October 2000, A Bug’s Life became the first major animated title distributed by Disney to air on Pay-Per-View. Toy Story 2 began its Pay-Per-View window in March 2001. We also broke ground in 2001 in the television market with the licensing of Toy Story, A Bug’s Life and Toy Story 2 in the domestic network market and in the international broadcast and premium television markets. Monsters, Inc. was made available to Pay-Per-View during the latter half of 2002. Monsters, Inc. made its pay television debut on Starz!/ Encore in March 2003, the first time a Pixar title has been licensed to a premium cable network. Finding Nemo was made available to Pay-Per-View beginning in January 2004 and will make its pay television debut on Starz!/ Encore in May 2004. Similar to Monsters, Inc., and Finding Nemo, we expect The Incredibles and Cars to be sold to Pay-Per-View, pay television and network television. Distribution of television rights for the animated feature films developed and produced under the Co-Production Agreement are governed by the Co-Production Agreement.

      Merchandise and Interactive Games. We believe the characters, story and music created in our animated feature films provide significant revenue generation opportunities through various consumer products such as toys and interactive games. For example, Pixar and Disney have granted THQ Inc. interactive rights to create interactive video and computer games for Finding Nemo, The Incredibles, and Cars. Distribution of consumer products and licensing of merchandising based on the animated feature films developed and produced under the Co-Production Agreement are governed by the Co-Production Agreement.

      Short Films. Producing short films allows us to develop creative talent and computer animation technology. We have produced a number of award-winning short films since our inception and plan to continue to invest in developing new short films. For example, in 1997 we created and produced the Academy Award®-winning short film, Geri’s Game, which enabled us to further our technology in computer-generated skin and cloth. In 2000, we created and produced the Academy Award®-winning short film, For the Birds, which enabled us to further our technology in computer-generated fur and feathers. The acclaimed John Lasseter-directed Pixar short, Knick Knack, produced in 1989, accompanied Finding Nemo in theaters. In 2003, we created and produced our latest animated short film the Academy Award®-nominated, Boundin’.

      RenderMan®. We have been selling our RenderMan® software for nearly sixteen years. RenderMan® has helped visual effects studios create visual effects in over 100 films. Of the last 38 films nominated to receive an Academy Award® for visual effects, 35 have used RenderMan®. RenderMan® runs on these popular platforms: Linux, Macintosh OSX, and Windows. Examples of RenderMan® customers include movie and special effects studios such as Disney, Lucasfilm Ltd. through its affiliate Industrial Light and Magic (“ILM”), Sony Pictures Imageworks and Dreamworks SKG. RenderMan® is also used in television broadcasting. Customers also include government agencies and universities around the world. See “— Technology — RenderMan®” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Computer Animation Process

      The development and production of animated feature films is extremely complex and time consuming due to the very large number of frames and intricate detail of each frame. At 24 frames per second, a 104-minute animated feature film such as Finding Nemo requires approximately 150,000 individual frames. Animation for feature films has traditionally been created through hand-drawn cels, requiring hundreds of people working for two to three years. Although computers have been used to assist in some elements of cel animation in the past, most frames are still hand-drawn.

      We believe that our proprietary technology, which allows animators to manipulate hundreds of motion control points within a single character, allows for more intricacy and subtlety of character and personality than traditional two-dimensional cel-based animation. This technology also facilitates the manipulation, editing and re-use of animated images.

      We produce our computer-animated feature films and other projects in four stages: creative development, pre-production, production and post-production. Because this process is iterative, there is continuous reworking of the film. The basic elements of this highly complex process are outlined below.

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

      In the animation stage, the digitized models are animated, or “brought to life,” in three dimensions by changing the animation controls over time to create a motion sequence. The next step in completing a scene requires attaching to each object and model a description of its surface characteristics. These “shaders” describe the pattern, texture, finish and color for every object in the scene. Next, lighting is added by placing digital lights into the scene. In the rendering phase, the renderer takes the modeling, layout, animation, shading and lighting data and, for each frame in the sequence, computes a three-dimensional image of what the scene looks like at that point in time from the point of view of the camera. The final rendering of a single frame takes an average of one to four hours, but a small percentage of more complex frames can take much longer, between 20 and 40 hours each or more. The final rendered digital image is then sent to our PixarVision® laser recorders to be printed onto film. While film is the primary means of distributing motion pictures to theaters, digital projectors have achieved the brightness and high resolution necessary to project movies on theater screens without the use of film. As our films are produced digitally, they are uniquely suited to this method of presentation. Toy Story 2 was shown digitally in 12 theaters worldwide, making it the first completely computer-animated feature film to be shown digitally. Monsters, Inc. and Finding Nemo were shown digitally in 37 and 103 theaters worldwide, respectively. We expect that The Incredibles will be shown even more widely in digital cinemas as the deployment of these systems is expected to grow substantially this year.

Post-Production

      The post-production stage consists of two parallel processes: the picture process and the sound process. In the picture process, images are put on film, the film is sent to a laboratory for final color correction, and final prints are made. If the film is shown digitally, we transfer the original rendered data for each frame onto a digital image compression device, which is then used to project the movie electronically. In the sound process, the sound effects and musical score are added and the final sound is mixed. Our post-production is simpler than post-production in a live-action film, which requires more significant editing. In most live-action films, many hours of film are shot, and the film is then significantly edited and re-edited in the post-production stage to create a feature film. We, like other animation studios, edit the film throughout the entire creative development and production process. Thus, post-production involves only final editing and scoring.

Creative Group

      Our creative and technical personnel have collaborated since our founding to produce three-dimensional computer-animated films. The principal objective of our creative group is to create heartwarming stories with memorable characters utilizing the medium of computer animation. The members of our creative and technical teams have been nominated for and received a number of awards. In 1986, the animated short film Luxo Jr. earned an Academy Award® nomination for Best Animated Short Film. In 1988, another of our short films, Tin Toy, became the first computer-animated film to win the Academy Award® for Best Animated Short Film. In 1998, our animated short film, Geri’s Game, also won an Academy Award® for Best Animated Short Film. In 2000, Toy Story 2 won a Golden Globe Award for Best Picture, Musical or Comedy. In 2002, Monsters, Inc. was nominated for four Academy Awards® including Best Animated Feature Film, Best Song, Best Original Score and Best Sound Editing and received the Academy Award® for Best Song. Our short film For the Birds won an Academy Award® for Best Animated Short Film in 2001 and our film, Mike’s New Car, was nominated for an Academy Award® in 2002 for Best Animated Short Film. Additionally, in 2003, our latest short film, Boundin’, was nominated for an Academy Award® for Best Animated Short Film and won an Annie Award for Outstanding Achievement in an Animated Short Subject. In 2003, Finding Nemo won an Academy Award® for Best Animated Feature Film and was nominated for three other Academy Awards® including Best Original Screenplay, Best Musical Score and Best Sound Editing. In addition, for 2003, Pixar won an Annie Award for Outstanding Achievement in an Animated Theatrical Feature for Finding Nemo and certain Pixar employees, voice actors and consultants, were awarded Annie Awards in the categories of Character Animation, Character Design in an Animated Feature Production, Directing in an Animated Feature Production, Effects Animation, Music in an Animated Feature Production, Production Design in an Animated Feature Production, Voice Acting in an Animated Feature Production and Writing in an Animated Feature Production.

      John Lasseter is Executive Vice President, Creative and the senior creative officer at Pixar. Mr. Lasseter is an Academy Award®-winning director and animator, the Director of Toy Story, A Bug’s Life, Toy Story 2 and Cars and Executive Producer for Monsters, Inc., Finding Nemo and The Incredibles. In March 1996, Mr. Lasseter received a Special Achievement Oscar® from the Academy of Motion Picture Arts and Sciences for the development and application of techniques that made possible the first feature-length computer-animated film, Toy Story. In February 2004, Mr. Lasseter was awarded the Art Directors Guild’s coveted honorary Contribution to Cinematic Imagery Award. The Contribution to Cinematic Imagery Award is voted from time to time to an individual whose body of work in the film business has richly enhanced the visual aspects of the movie-going experience. Other directors working with Mr. Lasseter include Andrew Stanton, Brad Bird and Pete Docter. Finding Nemo, released on May 30, 2003, was written and directed by Academy Award®-winning Andrew Stanton, who served as co-director and co-screenwriter of A Bug’s Life and was co-screenwriter of Toy Story, Toy Story 2, and Monsters, Inc. Brad Bird previously directed and wrote the screenplay of the critically acclaimed animated feature, The Iron Giant, and is currently working on The Incredibles, which is targeted for a November 5, 2004 release. Also working with Mr. Lasseter is Pete Docter, the Director of Monsters, Inc. and Academy Award®-nominee for his role in creating the original story for Toy Story. Mr. Docter and Mr. Stanton are working on our projects beyond Project 2006.

      Under each director is a strong creative team consisting of highly skilled story artists, animators and other artists trained in the art of animation, especially computer-animation. The story department is responsible for a project’s concept, treatment, outline, script, story boards and story reels. The art department is responsible for the visual development of a project, including the design of characters, sets, color, textures, shading and lighting. Animators are responsible for bringing the characters to life. It is also common for creative contributions to come from the technical group. Our research and development department is responsible for creating and further advancing our distinctive computer animated visual effects, such as the moving fur in Monsters, Inc., the underwater “murk” in Finding Nemo and the human skin in The Incredibles. Our proprietary software tools enable artists unfamiliar with computers to quickly become skilled in the art of three-dimensional animation. All groups work closely together in an iterative process. We have a cooperative working environment and a non-hierarchical culture that encourages each member of the creative team, regardless of position or department, to consider the ideas of all other members of the team. See “Risk Factors — Our success depends on certain key employees.”

      The success of each animated film developed and produced by us depends in large part upon our ability to produce the type of content that will appeal to a broad audience and to develop compelling stories and characters. Traditionally, this process has been extremely difficult. While we have enjoyed box office success with all of our feature animated films, there can be no assurance that similar levels of success will be achieved by our subsequent films, including The Incredibles, Cars and Project 2006. In addition, there can be no assurance that voice talent and intellectual property used in the animated feature film will be available for use in any sequel or other products related to each feature film. See “Risk Factors — In order for our feature films and related products to be successful, we must develop appealing creative content.”

Technology

      Our technology is an important component of our films, and our research and development department is a key strategic asset. Members of this group were responsible for many of the award-winning inventions that make three-dimensional computer animation possible, including texturing, shading, motion blur, and cloth and human skin simulation. We continue to make a significant investment in technology in order to help maintain a competitive advantage in this dynamic fast-moving field.

      We have three core proprietary technologies: (1) MarionetteTM, an animation software system for articulating, animating and lighting, (2) RingmasterTM, a production management software system for scheduling, coordinating and tracking of a computer animation project and (3) RenderMan®, a rendering software system for high quality photo-realistic image synthesis that we use internally and license to third parties. Each of these systems is critical to the production of our animated feature films and other animation products.

      MarionetteTM. MarionetteTM is our software system for articulating, animating and lighting for computer animation. MarionetteTM is the primary software tool for animators and technical directors at Pixar. In contrast to many commercially available animation systems, which are designed to address product design, computer video games or cinematic special effects, MarionetteTM has been designed and optimized for character articulation and animation. MarionetteTM is used internally at Pixar on Linux and Unix workstations.

      RingmasterTM. RingmasterTM is a production management software system for scheduling, coordinating and tracking a computer animation project. Due to the enormous amount of data required in three-dimensional animation, accurate production information is essential for producing high quality animation. Our production coordination staff uses RingmasterTM internally at Pixar to plan and track projects ranging from short animation projects to animated feature films.

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

      RenderMan®. RenderMan® is a rendering software system for high quality photo-realistic image synthesis that we use internally and also license to third parties. Today, RenderMan® is used by many major film studios and special effects firms. RenderMan® was designed to be easily portable. It is available on these popular platforms: Linux, Macintosh OSX, and Windows.

Relationship with Disney

      A critical component of our objective to maintain our position as a leading brand in the animated feature film market is to secure strong promotion, marketing and distribution of our films and related products. We believe that Disney is among the leaders in the marketing and distribution of animated feature films and related products and is one of the industry’s most widely recognized brand names. We have enjoyed a long relationship with Disney that dates back to 1986, when we entered into a joint technical development effort with Disney that resulted in the Computer Assisted Production System (“CAPS”), a production system owned and used by Disney in some of its two-dimensional cel-based animated feature films. Disney first used CAPS for The Rescuers Down Under and has continued to use it for its subsequent animated feature films, such as The Lion King and Tarzan. In 1992, certain employees of Pixar and Disney were jointly awarded an Academy Award® for Scientific and Engineering Achievement for the development of CAPS.

      In May 1991, we entered into the Feature Film Agreement with Walt Disney Pictures, a wholly-owned subsidiary of Disney, which provided for the development, production and distribution of up to three feature-length motion pictures (the “Feature Film Agreement”). It was pursuant to the Feature Film Agreement that Toy Story was developed, produced and distributed. In 1997, we extended our existing relationship with Disney by entering into the Co-Production Agreement. This agreement generally provides that we will be responsible for the development, pre-production and production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The profits from the Pictures are shared equally between Pixar and Disney after Disney recovers a distribution fee and pre-agreed distribution costs. The term of this arrangement continues until the delivery of Cars to Disney, which we expect to occur in mid-2005.

      We have produced five highly successful films to date. We believe that the success of our track record, combined with the strength of our financial resources, position us to negotiate a distribution arrangement that will provide us with more favorable economic terms and allow us to retain full ownership of our future films. Although we look forward to a more favorable agreement for films released after Cars, we also understand that such an agreement may increase some of the risks we face in the motion picture industry. See “Risk Factors — We face various distribution risks with respect to our feature films” and “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

      Overview. On February 24, 1997, we entered into the Co-Production Agreement with Disney pursuant to which we, on an exclusive basis, agreed to produce the Pictures for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which are financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that we are responsible for the production of each Picture and that Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first three original Pictures under the Co-Production Agreement were A Bug’s Life, Monsters, Inc. and Finding Nemo, which were released in November 1998, November 2001 and May 2003, respectively. Toy Story 2, the theatrical sequel to Toy Story, was released in November 1999, and is also governed by the Co-Production Agreement, although it does not count towards the Pictures. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures.

      Production. The Co-Production Agreement provides a green lighting mechanism for the five films to be developed and produced as Pictures. The Incredibles and Cars were the fourth and fifth films, respectively, to be green lit. After the green light, we have final control over the production of each Picture. Disney is entitled to designate a representative at Pixar to monitor the production and production costs of the Pictures.

      Financing of Development and Production. Pixar and Disney share equally in the production costs of the Pictures. Production costs are defined in the Co-Production Agreement to mean all costs and expenses we incur directly related to or fairly allocable to the creation, development, pre-production, production, post-production and delivery to Disney of the Pictures. Production costs, whether capitalized as film costs or expensed as incurred, include, among other things, all carrying costs we incur for retention of employees for production purposes and their associated overhead expenses, the costs of all treatments we prepare for submission to Disney, all costs of computer hardware and software used to develop the Pictures, and fair allocations of all costs and expenses we incur that are associated with or benefiting the Picture, including research and development, general and administrative and overhead expenses. The Co-Production Agreement provides mechanisms for the establishment of production budgets for each Picture. We may not exceed these contractually established production budgets without Disney’s written approval, subject to certain limited exceptions.

      Distribution. Disney is solely responsible for financing the costs and expenses of the marketing, promotion, publicity, advertising and distribution of each Picture, subject to certain requirements, and has final control over all related decisions. Disney is obligated to consult with us regarding all such major marketing and distribution decisions, and we are entitled to designate a representative to monitor marketing and distribution of the Pictures. As the remaining two films under the Co-Production Agreement have been approved for production, Disney has committed initially to release each Picture within certain windows and not to release other Disney family films during certain windows. Further, each Picture is to be distributed and marketed under the Walt Disney Pictures brand (or the then current Disney brand for premier Disney movies) and is to be distributed and marketed by Disney in all markets and media and on a worldwide basis in a manner similar to that in which Disney then currently distributes and markets its premiere animated movies. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and consequently, we experience a delay in the receipt of cash proceeds from such films and products until after Disney recovers such costs.

      Division of Gross Receipts. Pixar and Disney are entitled to share equally in all gross receipts remaining after deduction of (1) a distribution fee to Disney, (2) mutually agreed participations (payments to third parties such as actors, composers and other artists contingent upon the success of the Pictures), if any, paid by either Disney or us, and (3) Disney’s distribution costs. Gross receipts include all revenues or other consideration received by Disney from the exploitation of the Pictures and any related merchandise, books, soundtracks and other tangible personal property based upon the Pictures, as more specifically provided in the Co-Production Agreement (collectively, “Merchandise”), subject to certain exceptions relating primarily to receipts from Disney’s affiliates. Distribution costs are broadly defined in the Co-Production Agreement to include out-of-pocket costs paid (or in certain instances, accrued for payment) to a third party (or in certain instances, to Disney’s affiliates) by Disney or certain of its affiliates, provided that such out-of-pocket costs are directly related or fairly allocable to the distribution of the Picture and Merchandise. Pursuant to the Co-Production Agreement, we receive statements and payments of our share of gross receipts monthly within 45 days after the end of each calendar month, subject to certain exceptions, and we have the right to audit Disney’s books and records relating to the Pictures and Merchandise.

      Derivative Works. Subject to certain exceptions, Disney and Pixar have mutual control of the decision to develop, produce or otherwise exploit any derivative works (or to transfer or license any rights to exploit any derivative works) during the term of the Co-Production Agreement or thereafter. Derivative works include theatrical sequels such as Toy Story 2, made-for-home video sequels, television productions such as Buzz Lightyear of Star Command, interactive media products such as Monsters, Inc. and Finding Nemo interactive games, and other derivative works as more specifically provided in the Co-Production Agreement (collectively, “Derivative Works”). Except in certain very limited circumstances, in the event of a disagreement over whether to proceed with a Derivative Work, Disney’s decision governs. We are to be given the option to co-finance and produce, or to participate on a passive financial basis with respect to, a Derivative Work that is (1) a theatrical motion picture, (2) a made-for-home video production, (3) a television production, (4) location-based entertainment that uses unique characters or other elements from any of the Pictures or Toy Story as its primary theme, or (5) an interactive product such as CD-ROMs, DVDs, video games and arcade games (collectively, “Interactive Products”). Disney recently announced plans to produce a theatrical sequel to the Toy Story series, Toy Story 3. While we have declined to co-finance and produce Toy Story 3 with Disney, should Disney release this sequel, we will participate on a passive financial basis.

      If we elect to co-finance and produce a Derivative Work, the Co-Production Agreement provides for the following:

(1) with respect to theatrical motion pictures and made-for-home video productions, the terms and conditions of the Co-Production Agreement are to be extended to cover such Derivative Works, subject to certain exceptions;

(2) with respect to (A) location-based entertainment using characters or other elements from a Picture or Toy Story as its primary theme and (B) television productions, Pixar and Disney are to agree mutually upon the terms and the conditions under which such work will be financed, produced and distributed, subject to certain specified requirements in the case of television productions; and

(3) with respect to Interactive Products, Disney and Pixar are to agree mutually upon the terms and conditions under which such Interactive Products shall be financed, produced and distributed, subject to certain commitments by Disney with respect to marketing and distribution and provided that there will be no distribution fee payable to Disney.

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

      A Derivative Work that is a theatrical motion picture does not count towards the five Pictures under the Co-Production Agreement. Accordingly, Toy Story 2 does not count as one of the five Pictures to be produced. Under the Co-Production Agreement, all provisions applicable to the original five Pictures apply to Toy Story 2 as well.

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

      Exclusivity. We have agreed not to release or authorize the release of any feature-length animated theatrical motion picture we produce, other than the Pictures and Derivative Works we produce under the Co-Production Agreement, until twelve months from delivery of the fifth Picture, Cars, under the Co-Production Agreement. We further agreed that we would not enter into any agreement with any third party for the development, production or distribution of any feature-length animated theatrical motion picture until after we delivered the third Picture, Finding Nemo, to Disney under the Co-Production Agreement, which occurred in

April 2003. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature-length animated and computer-animated theatrical motion pictures itself or enter into similar agreements with third parties. See “— Competition.”

      Proprietary Rights. Under the Co-Production Agreement, the copyrights, trademarks and other intellectual property rights in and to the Pictures, all new and unique characters and story elements thereof and the audio-visual images thereof, and ancillary rights relating thereto, are jointly owned by Disney and Pixar on an undivided 50/50 basis, subject to our ownership rights in the technology and excluding any intellectual property rights previously owned by us or Disney. Under the Feature Film Agreement, Disney owns all of the proprietary rights associated with the first Toy Story film. Notwithstanding the foregoing, Disney has the exclusive distribution and exploitation rights with respect to the Pictures, Derivative Works and ancillary rights relating thereto. We own the copyright and all other intellectual property rights in and to all computer programs and other technology we develop or discover before, during or after the term of the Co-Production Agreement.

      Term and Termination. The term of the Co-Production Agreement continues until the delivery to Disney of Cars, the fifth Picture produced and financed under the Co-Production Agreement, unless earlier terminated. For example, Disney is entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or Pixar merges or consolidates into a competitor. Upon termination by Disney pursuant to the example above, Disney has certain rights to compel us to complete works in production. In the event of termination, the Co-Production Agreement provides that its terms and conditions continue to apply with respect to Pictures, Merchandise and Derivative Works that we have delivered to Disney or which Disney elects to have completed, as well as all future Merchandise and future Derivative Works relating thereto, but otherwise terminates.

      Effect on Prior Agreements. All Derivative Works based on Toy Story including Toy Story 2 are to be governed by the Co-Production Agreement and not the original Feature Film Agreement. The original Feature Film Agreement now applies only to the rights and obligations of Disney and Pixar relating to the financial participation in, and the production and distribution of, the theatrical motion picture Toy Story and the financial participation in certain Merchandise related to Toy Story (unless gross receipts in any given month exceed a certain amount, in which case they will be subject to the Co-Production Agreement), subject to certain exceptions, and otherwise has no further force or effect. Additionally, under the Feature Film Agreement, Disney owns all of the proprietary rights associated with the first Toy Story film.

Competition

      We experience intense competition with respect to our animated feature films, animation products, and software.

      Animated Feature Films. Our animated feature films compete and will continue to compete with family-oriented, animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG, Warner Bros., Sony Pictures Entertainment (“Sony”), Fox Entertainment Group Inc. (“Fox”), Paramount Pictures (“Paramount”), Lucasfilm Ltd. (“Lucasfilm”), Universal Studios, Inc. and MGM/ UA, as well as numerous other independent motion picture production companies.

      In 2003, competition continued to intensify in the family-oriented, animated and live action feature film market. Some of the family-oriented animated and live action feature films that were released during summer

2003 that competed with Finding Nemo, which was released domestically on May 30, 2003, included the following:

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

      Finding Nemo was released on home video in the domestic marketplace on November 4, 2003. It competed with many of the same films from its theatrical release as well as other direct-to-video features and library titles re-released on home video. Examples of home video releases that competed with Finding Nemo included the following:

•	Daddy Day Care by Fox,

•	The Matrix Reloaded by Warner Bros.,

•	Charlie’s Angels: Full Throttle by Columbia,

•	The Hulk by Universal,

•	Legally Blond 2: Red, White and Blue by MGM,

•	Terminator 3: Rise of the Machines by Warner Bros.,

•	The Santa Clause 2 by Disney,

•	Bruce Almighty by Universal,

•	X2: X-Men United by Fox,

•	Pirates of the Caribbean: The Curse of the Black Pearl by Disney, and

•	Freaky Friday by Disney.

      Our films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance and exhibition outlets. In addition, we compete and will continue to compete with other movie studios for the services of performing artists and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Some of the other movie studios with which we compete have significantly greater financial, marketing and other resources than we do.

      There appears to be increasing widespread acceptance for computer graphics imagery (CGI) animated films. In 2004, a significant increase is expected in the number of CGI animated films to be released, a trend that could carry through 2005 and beyond. Animated feature films currently in production that are primarily CGI include Shrek 2, Shark Tale, Madagascar, Chicken Little, The Polar Express, A Day With Wilbur Robinson, Over the Hedge, Jimmy Neutron 2, Robots, Ice Age 2 and Valiant, among others. Disney is also considering developing and producing feature-length CGI-animated films based on classic fairy tales, such as

Rapunzel Unbraided. In addition to box office and home video competition, other family-oriented films may continue to compete with Finding Nemo, as well as Monsters, Inc. and our film library with respect to related television, merchandise, and other future revenue sources.

      The Co-Production Agreement provides that we will develop and produce original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, which was released July 9, 2003, Spy Kids 3D: Game Over, which was released on July 25, 2003 and Freaky Friday, which was released on August 6, 2003, competed directly with Finding Nemo for domestic theatrical market share this past summer. The fourth quarter 2003 home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday competed with Finding Nemo in the domestic home video market. In 2004, we expect the theatrical release of J. M. Barrie’s Neverland by Miramax on October 22, 2004 and National Treasure on November 24, 2004 to compete with the worldwide theatrical release of The Incredibles. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

      Computer Graphics Special Effects Firms. We also expect to compete with computer graphics special effects firms, including ILM, Rhythm & Hues/ VIFX, Tippett Studios, WETA Digital, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer-animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode II: Attack of the Clones, and ILM has a royalty-free, paid-up license to use our RenderMan® software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films.

      Software Publishers. We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally Alias (owned by SGI), Discreet (a division of Autodesk), Mental Images GmbH and Avid Technologies. Mental Images, Avid and Alias are each marketing competing rendering software products, usually at lower prices than the price at which we offer RenderMan®. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan® software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users. In addition, advances in Graphics Processing Unit technology may impinge on the market for software rendering solutions. Faster and lower cost graphic cards provide capability for users to produce pictures of higher complexity.

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

Proprietary Rights

      Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently own twenty-seven patents issued in the United States and fifteen issued in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. There can be no assurance that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to us.

      We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult. In addition, effective copyright, patent and trade secret protection may be unavailable or limited in certain foreign countries. We generally rely on “electronically delivered” software licenses that include an electronic acceptance by the purchaser, which may be unenforceable under the laws of certain jurisdictions. There can be no assurance that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to protect our patents, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

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

      In 1996, we entered into a license agreement with SGI whereby we granted to SGI and its subsidiaries a non-exclusive license to use certain of our patents covering techniques for creating computer-generated photo-realistic images. These same patents were licensed to Microsoft Corporation in 1995. These patents relate to pseudo-random point sampling techniques in computer graphics, which are incorporated into our RenderMan® software. The license agreements with SGI and Microsoft will expire in 2010. SGI and

Microsoft may use the licensed technology in rendering products, which compete with our RenderMan® software, and could adversely impact sales of RenderMan®.

Employees

      As of March 1, 2004, we had approximately 730 employees and contractors. Although none of our employees are represented by a labor union, it is common for film directors, producers, animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. We have not experienced any work stoppages, and we consider relations with our employees to be good. See “Risk Factors — Work stoppages could adversely impact our operations.”

      Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Ed Catmull, Ann Mather, Sarah McArthur and Lois Scali. We do not currently have “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who is fundamental to our relationship with Disney; however, this employment agreement does not necessarily assure his services. See “— Employment Agreements.” The loss of the services of any of Messrs. Jobs, Lasseter, Dr. Catmull, Ms. Mather, Ms. McArthur, Ms. Scali or of other key employees, especially our film directors, producers, animators, other creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition.

Risk Factors

      The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

Our operating results are primarily dependent on the success of our feature films, and forecasting is extremely difficult.

      In 2004, our revenue and operating results will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs for The Incredibles, Finding Nemo, Monsters, Inc., and to a lesser extent, other titles in our film library, (2) the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility, (6) potential delays in the release date of The Incredibles, (7) the terms of our next distribution arrangement and (8) external socioeconomic and political events that are beyond our control.

Dependence on revenue from our feature films.

      Under the current Co-Production Agreement, which governs our relationship with Disney regarding the Pictures, Pixar and Disney share equally in the profits of our animated feature films after Disney recovers its distribution fee and its marketing and distribution costs. Distribution costs include worldwide theatrical release costs, costs related to merchandise, Disney’s costs to market and distribute home videos in the United States and foreign markets, Disney’s distribution fee, and other distribution costs including talent participation and residuals. We remain dependent on the timing, accuracy and sufficiency of the information provided by Disney.

      For our business to be successful, our films must achieve box office success. While we have been successful in the release of our first five feature films, this level of success is highly unusual in the motion picture industry, and our future releases may not achieve similar results. In fiscal 2004, we will be dependent primarily on the foreign home video sales from Finding Nemo and the worldwide theatrical success of our sixth feature film, The Incredibles. Our operating results in 2004 will be dependent on the success of Finding Nemo in the foreign home video market and the success of The Incredibles in the worldwide theatrical and worldwide merchandising markets. In addition, in 2004, we expect continued contributions from Finding Nemo through worldwide home video sales and worldwide television licensing and to a lesser extent, we expect additional contributions from Monsters, Inc. through worldwide television licensing and home video revenues. If The Incredibles, Finding Nemo and Monsters, Inc. do not generate sufficient revenues from these sources, our 2004 results would be adversely affected. To date, we have recognized most of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug’s Life.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

      Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict the worldwide box office success of The Incredibles before its theatrical release on November 5, 2004. Even if The Incredibles experiences a very successful worldwide theatrical run, it is difficult to predict the related home video, television licensing, merchandising and ancillary revenue streams. While customer acceptance is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

      It is also difficult to forecast the amount of revenues from Finding Nemo, Monsters, Inc. and the titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of their life cycle tend to be relatively small, minor fluctuations can result in notable variances from our forecast. Both Toy Story and Toy Story 2 domestic home videos are currently subject to a sales moratorium, which began on May 1, 2003. Although this strategy is designed to increase potential sales over the lifetime of a title, to prevent a declining sales price and to support a potentially higher sales price upon re-release, it is difficult to predict the actual impact of this strategy, particularly since these are our first titles to be placed on a sales moratorium, and it may not generate the results we expect in future years.

      With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While we are targeting to release The Incredibles and Cars theatrically worldwide during the holiday periods of 2004 and 2005, respectively, the specific dates of the international releases will depend on territory-specific factors, such as the local competitive environment and school holidays. In some instances, the holiday period may not be the optimal release window for the films. Therefore, the timing of international revenues could span over several months, and the forecasting of such revenues is inherently more difficult.

      In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided, which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us, and has in the past informed us, of additional distribution costs to those previously forecasted. Such adjustments have impacted and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, in the past, we have made adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, estimated sell-through information and the related inventory levels in the distribution channel, as well as other business and industry information. For example, during the third quarter of fiscal 2003, we received a settlement on Monsters, Inc. merchandise revenue, which resulted in an increase of $3.5 million to our revenues and $0.03 to our diluted net income per share. During the second quarter of fiscal 2003, we recognized an adjustment, which reduced our revenues for Monsters, Inc. domestic home video after we received updated information from Disney, which reflected higher returns of domestic home video than had been originally anticipated. The adjustment in the second quarter of fiscal 2003 reduced our home video revenues by $4.4 million and had a net impact of $0.04 to our diluted net income per share. Furthermore, we may utilize margin normalization in estimating associated costs, such as with merchandising or home video, in accordance with the provisions of Statement of Position 00-2 — “Accounting by Producers or Distributors of Films” (SOP 00-2). Due to these factors, the amount and timing of our future revenues and associated expenses from our films are difficult to forecast, and it is possible, in any given quarter, that we will not recognize sufficient film revenue to generate significant earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

      With respect to capitalized film production costs, our policy is to amortize these costs over the expected revenue streams as we recognize revenues from the associated films. The amount of film costs that will be amortized each quarter depends on how much future revenue we expect to receive from each film. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to net realizable value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film, we would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins would adversely impact our business, operating results, and financial condition.

Forecasting our operating expenses is extremely difficult.

      Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney, and we share such costs equally. We capitalize our share of direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs is incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for fiscal years 2001, 2002 and 2003 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we continue production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or shared with Disney.

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

Software revenue.

      For 2003, software revenue represented 5% of our total revenues, and we continue to maintain minimal emphasis on the commercialization of software products relative to our core business of producing films. Our fiscal 2004 earnings are expected to include revenues attributable to non-film related sources including software revenue; however, there can be no assurance as to the timing and amount of such revenues.

Other non-film revenue and expenses.

      Our fiscal 2004 earnings are expected to include our forecast of other non-film related sources such as interest income and our effective tax rate. Interest income is difficult to predict and can fluctuate depending on our cash balance as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. For example, in 2003, our average cash, cash equivalents and investment balances increased significantly; however, net interest income decreased due to declining interest rates during fiscal 2003. Income tax expense may also fluctuate. Our income tax rate for fiscal 2003 approximated statutory rates, and we expect that our income tax rate for fiscal 2004 will also approximate statutory rates; however, our effective tax rate may fluctuate in future periods.

Our operating results have fluctuated in the past, and we expect such fluctuations to continue.

Our revenues fluctuate significantly.

      We continue to expect significant fluctuations in our future quarterly and annual revenues because of a variety of factors, including the following:

•	the timing of the domestic and international theatrical releases of our animated feature films,

•	the success of our animated feature films,

•	the timing of the release of related products into their respective markets, such as home videos, television, and merchandising,

•	the demand for such related products, which is often a function of the success of the related animated feature film,

•	Disney’s costs to distribute and promote our feature films and related products under the Co-Production Agreement,

•	Disney’s success at marketing our feature films and related products under the Co-Production Agreement,

•	the timing and accuracy of information received from Disney and other sources on which we base estimates of revenue to be recognized from our animated feature films and related products,

•	the timing and amount of non-film related revenues, such as the licensing of our software,

•	the introduction of new feature films or products by our competitors,

•	the final terms of our next distribution arrangement, and

•	external socioeconomic and political events that are beyond our control.

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

Our operating expenses fluctuate.

      Operating expenses for fiscal 2003 increased in comparison to fiscal 2002, and we expect to continue to increase our operating expenses to fund greater levels of research and development, to ramp up to meet the demands of multiple films in production and to expand operations. In addition, we expect our spending levels may increase significantly due to the following:

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

      A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not reimburse) the increases in expenses, our operating expenses will increase in fiscal 2004. In addition, as we increase the resources allocated to our productions beyond our feature film Cars, which is the last film to be co-financed with Disney under the current Co-Production Agreement, we expect our operating expenses to increase significantly.

Our scheduled successive releases of feature films will continue to place a significant strain on our resources.

      We have established parallel creative teams so that we can develop more than one film at a time. These teams are currently working primarily on The Incredibles, which is currently scheduled for release on November 5, 2004, and Cars, as well as future projects, including Project 2006, our first Pixar-only financed film, as we move towards producing one feature film per year. We have only produced and released five feature films to date and have limited experience with respect to producing animated feature films in parallel. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that The Incredibles, Cars, Project 2006 or any future animated film will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards achieving one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Executive Vice President, Creative, he is also directing his next feature film, Cars. A lack of his availability may adversely impact the success and timing of our future films.

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

      The decisions regarding the timing of the theatrical release and related products, the marketing and distribution strategy, and the extent of promotional support are important factors in determining the success of our motion pictures and related products. Under the terms of the Co-Production Agreement, Disney is required to market and distribute our feature films in the same manner as their premier animated films, and Disney is required to consult with us with respect to all major marketing and distribution decisions. While Disney is prohibited from distributing potential competing films within certain release collars, we ultimately do not control (1) the manner in which Disney distributes our animated feature films and related products, (2) the number of theaters to which Disney distributes our feature films, (3) the specific timing of release of our feature films and related products or (4) the specific amount or quality of marketing and promotional support of the feature films and related products as well as the associated promotional and marketing budgets. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys substantial financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, Disney could make certain decisions as to marketing, distribution or promotion of the animated feature films or related products or the marketing and promotion of its own animated or other family films that could have a material adverse effect on our business, operating results or financial condition. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we experience a delay in the receipt of proceeds from such films and products until after Disney recovers such costs. We are also dependent on Disney for receiving accurate information on a timely basis on which we base estimates to recognize revenue and associated gross profit from the animated feature films and related products. If we fail to receive accurate information from Disney, or fail to receive it on a timely basis, it could have a material adverse effect on our business, operating results or financial condition.

Disney currently has an exclusive arrangement with us.

      We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than the Pictures, until twelve months from our delivery of the fifth Picture under the Co-Production Agreement. We currently anticipate the delivery of the fifth Picture, Cars, approximately mid-2005. However, now that we have delivered Finding Nemo, we are free to enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture (other than the Pictures). In January 2004, we announced that we had ended our discussions with Disney regarding a new arrangement with them for films released beyond Cars. We are currently exploring other alternatives.

      We also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties. See “Business — Competition,” and “Risk Factors — We experience intense competition with respect to our animated feature films, animation products, and software.”

We have an obligation to co-finance production costs.

      Under the Co-Production Agreement, we will continue to co-finance The Incredibles and Cars and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. We co-financed A Bug’s Life, Toy Story 2, Monsters, Inc. and Finding Nemo. We also have approved for production and have begun financing Project 2006, our first Pixar-only financed film. If our feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely affected.

Disney retains the exclusive distribution and exploitation rights of each Picture.

      We share equally with Disney in the profits of each Picture and any related merchandise after Disney recovers certain costs; however, Disney retains the exclusive distribution and exploitation rights of each Picture, all characters and story elements of each Picture and all related products we develop under the Co-Production Agreement. Accordingly, except in certain specified circumstances, we are not able to exploit or distribute any of our feature films or characters or elements of any of our feature films or related products developed under the Co-Production Agreement without a license from Disney. We cannot provide any assurances that such a license would be available to us on commercially reasonable terms or at all.

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

      The completion and commercial success of a motion picture is extremely unpredictable, and the motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable. The completion and commercial success of a motion picture also depends upon other factors, such as:

•	talent and crew availability,

•	financing requirements,

•	distribution strategy, including the time of the year and the number of screens on which it is shown,

•	the number, quality and acceptance of other competing films released into the marketplace at or near the same time,

•	critical reviews,

•	the availability of alternative forms of entertainment and leisure time activities,

•	piracy and unauthorized recording, transmission and distribution of motion pictures,

•	general socioeconomic conditions and political events,

•	weather conditions, and

•	other tangible and intangible factors.

      All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film’s box office receipts adversely. Under the terms of the Co-Production Agreement, Pixar is guaranteed theatrical release either during the summer or holiday period. In addition, due to the expected release of a large number of family films by Disney and other movie studios in the next several years, it is possible that further saturation of the family film market, particularly CGI films, may adversely impact the commercial success of our films, and therefore have a material adverse effect on our business, financial condition and results of operations. See “Business — Competition.”

In order for our feature films and related products to be successful, we must develop appealing creative content.

      The success of each animated film developed and produced by us will depend in large part upon our creative team’s ability to produce content that will appeal to a broad audience and to develop compelling stories and characters that will achieve broad market acceptance. Traditionally, this process has been extremely difficult. While we have enjoyed worldwide box office success with Toy Story, A Bug’s Life, Toy Story 2, Monsters, Inc., and Finding Nemo, there can be no assurance that similar levels of success will be achieved by our subsequent films, including The Incredibles, Cars and Project 2006.

We experience intense competition with respect to our animated feature films, animation products, and software.

Animated Feature Films.

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

      In 2004, competition is expected to continue to intensify in the family-oriented, animated and live action feature film market and may affect the ultimate box office success of The Incredibles, which will be released on November 5, 2004. Some of the family-oriented animated and live action feature films that will be released during the 2004 holiday period that could compete with The Incredibles include the following:

•	Shark Tale by Dreamworks,

•	J.M. Barrie’s Neverland by Miramax,

•	Alexander by Warner Brothers,

•	The Polar Express by Warner Brothers,

•	SpongeBob SquarePants Movie by Paramount,

•	National Treasure by Disney,

•	Ocean’s Twelve by Warner Brothers,

•	The Brothers Grimm by Dimension Films,

•	Lemony Snicket’s: A Series of Unfortunate Events by Paramount, and

•	The Aviator by Warner Brothers.

      We believe competition from animated feature films and family-oriented feature films may continue to intensify over the next several years, possibly affecting Cars, which is currently targeted for a 2005 holiday release, and Project 2006. Due to a potentially large number of family-oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated before we release The Incredibles, Cars and Project 2006. This could result in the failure of such films to achieve the commercial success required for us to profit from such films.

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

      There appears to be increasing widespread acceptance for CGI animated films. In 2004, a significant increase is expected in the number of CGI animated films to be released, a trend that could carry through 2005 and beyond. Animated feature films currently in production that are primarily CGI include Shrek 2, Shark Tale, Madagascar, Chicken Little, The Polar Express, A Day With Wilbur Robinson, Over the Hedge, Jimmy Neutron 2, Robots, Ice Age 2 and Valiant, among others. Disney is also considering developing and producing feature-length CGI-animated films based on classic fairy tales, such as Rapunzel Unbraided. In addition to box office and home video competition, other family-oriented films may continue to compete with Monsters, Inc. and Finding Nemo, as well as our film library with respect to related television, merchandise, and other future revenue sources.

      Furthermore, due to the recent success of CGI-animated films, several movie studios have developed their own internal computer animation capability, which may be used for special effects in animated films and live action films. For example, DreamWorks SKG successfully produced Antz in 1998, Shrek in 2001 and is scheduled to release Shrek 2 and Shark Tale in 2004. In addition, Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in March 2002. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements to commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products. For example, SGI’s subsidiary licenses Maya, which is its next generation three-dimensional software for creating high quality animation and visual effects. Maya incorporates many new features and could be used to make a computer-animated feature film.

      The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, which was released July 9, 2003, Spy Kids 3D: Game Over, which was released on July 25, 2003 and Freaky Friday, which was released on August 6, 2003, competed directly with Finding Nemo for domestic theatrical market share this past summer. The home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday have also competed with Finding Nemo in the worldwide home video market. In 2004, we expect the theatrical release of J.M. Barrie’s Neverland by

Miramax on October 22, 2004 and National Treasure on November 24, 2004 to compete with the worldwide theatrical release of The Incredibles. Beyond Cars, Disney may begin to release their movies during our release windows. This could have an adverse impact on the commercial success required for us to profit from future films. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

Computer Graphics Special Effects Firms.

      We also expect to compete with computer graphics special effects firms, including ILM, Rhythm & Hues/VIFX, Tippett Studios, WETA Digital, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode II: Attack of the Clones, and ILM has a royalty-free, paid-up license to use our RenderMan® software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films.

Software Publishers.

      We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally Alias (owned by SGI), Discreet (a division of Autodesk), Mental Images GmbH and Avid Technologies. Mental Images, Avid and Alias are each marketing competing rendering software products, usually at lower prices than the price at which we offer RenderMan®. SGI has licensed several of our patents that cover certain rendering techniques and may therefore be better able to market products that compete with our RenderMan® software. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users. In addition, there have been advances in graphics processing unit technology that may impinge on the market for software rendering solutions. Faster and lower cost graphic cards provide capability for users to produce pictures of higher complexity than previously available.

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

      Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Ann Mather, Sarah McArthur and Lois Scali. We do not currently have “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who has been fundamental to Pixar’s relationship with Disney; however, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. The loss of the services of any of Messrs. Jobs, Lasseter, Dr. Catmull, Ms. Mather, Ms. McArthur, Ms. Scali or of other key employees, especially our film directors, producers, animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition. See “Business — Employees” and “Executive Officers of the Company.”

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

      Although we have enjoyed a tremendously successful track record with our first five feature films, we cannot provide any assurances that our future films will enjoy the same level of success. Currently, Disney shares the financial risks associated with the production of our films under the Co-Production Agreement by financing 50% of the production costs. In addition, under the Co-Production Agreement, Disney is responsible for financing 100% of the costs related to the marketing and distribution of the films. In the event that a film does not generate sufficient revenues to offset such costs, Pixar is not responsible for any losses Disney incurs. However, because we anticipate to finance 100% of the production costs of our films under any future distribution agreement, we expect to bear all of the financial risks associated with a future film’s production costs. In addition, we cannot provide any assurances that future distribution agreements will provide us with our current level of risk minimization related to the financing of marketing and distribution expenses. In addition, as additional entrants emerge in the animation marketplace, there may be increased competition for distribution partners.

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

      We are currently co-financing our remaining two unreleased Pictures, The Incredibles and Cars pursuant to the Co-Production Agreement. We are also solely financing Project 2006. In the future, we may co-finance other derivative works such as sequels and television productions. The future development and production costs of The Incredibles, Cars, Project 2006 and films beyond, and any future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. We expect to fully finance the production costs of films for release after Cars. As of January 3, 2004, we had approximately $521.9 million in cash, cash equivalents and investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the development and production costs of The Incredibles and Cars, as well as development and production costs for Project 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K. To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

We depend on our proprietary technology and computer systems for the timely and successful development of our feature films and related products.

      We cannot provide any assurances that we will not experience difficulties that could delay or prevent the successful development or production of future animated feature films or other related products. Among other things, because we are dependent upon a large base of software and a large number of computers for the development and production of our animated feature films and related products, an error or defect in the software, a failure in the hardware or a failure of the backup processes could result in a significant delay in one or more productions in process which, in turn, could result in potentially significant delays in the release dates of our feature films or other products. In the past we have experienced minor delays as a result of such matters. Significant delays in production and significant delays in release dates could have a material adverse effect on our business, operating results or financial condition. Further, because we rely mostly on internally developed software, we would not be able to rely upon assistance from third parties in the event that the software fails. See “Business — Technology.”

A single shareholder owns a large percentage of our outstanding stock.

      Our Chief Executive Officer, Steve Jobs, beneficially owns approximately 53.6% of our outstanding Common Stock as of March 1, 2004. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

Business interruptions could adversely affect our operations.

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. Our facilities in the State of California have in the past and may in the future be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event of a short-term power outage, we have installed UPS (uninterrupted power source) equipment to protect our RenderFarm and other sensitive equipment, along with two 1.5 Megawatt backup generators; however, a long-term power outage could disrupt our operations. Prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. We do not carry earthquake insurance for earthquake related losses and although we carry business interruption insurance for other potential losses, there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Terrorist activities and resulting military and other actions could adversely affect our business.

      The continued threat of terrorism within the United States and abroad, military action and heightened security measures in response to such threats, as well as other socioeconomic and political events, may cause significant disruption to commerce, including the entertainment industry, throughout the world. For example, the terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. Such disruption in the future could have a material adverse effect on our business and results of operations.

Work stoppages could adversely impact our operations.

      Although none of our employees are represented by a labor union, it is common for film directors, producers, animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. We may be directly or indirectly dependent upon certain union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. For example, many of the actors who provide voice talent for the Pictures and Derivative Works are members of the Screen Actors Guild (SAG) and/or the American Federation of Television and Radio Artists (AFTRA) and the current SAG and AFTRA contract expires June 30, 2005. If a work stoppage did occur, it could delay the completion of our films and have a material adverse effect on our business operating results or financial condition.

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

      Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently have twenty-seven patents in force in the United States and fifteen patents in force in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult and expensive. In addition, effective copyright, patent and trade secret protection may be unavailable or limited in certain foreign countries. We generally rely on “electronically delivered” software licenses that include an electronic acceptance by the purchaser, which may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable. See “Business — Proprietary Rights.”

Enforcing our proprietary rights may require litigation.

      Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to protect our patents, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. See “Business — Proprietary Rights.”

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

      The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, speculation about the negotiation of terms or conditions of our next distribution arrangement, or socioeconomic, political or other factors. For example, during fiscal 2003, our Common Stock closed as low as $50.19 and as high as $74.20 per share, and during fiscal 2002, our Common Stock closed as low as $30.67 and as high as $61.42 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. See “Market for Registrant’s Common Stock and Related Shareholder Matters.”

      As described in “Risk Factors — Our operating results have fluctuated in the past, and we expect such fluctuations to continue”, we believe that period-to-period comparisons of our results of operations may not be necessarily meaningful. Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. In addition, it is possible that in some future period our operating results will be below the expectations of public market analysts and investors or the guidance we have provided. In such event, the price of our Common Stock may be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Our reported financial results could be affected if significant changes in current accounting principle are adopted.

      Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. Similarly, Congress has considered a variety of bills that could affect certain accounting principles. The FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, such as accounting for stock options, some of which represent a significant change from current practices. Changes in our accounting for stock options could materially increase our reported expenses.

We are subject to risks caused by the availability and cost of insurance.

      Changing conditions in the insurance industry have affected most areas of corporate insurance. These changes have equated to higher premium costs, higher deductibles and lower insurance coverage limits. Due to these factors, we have elected to self-insure certain risks. For example, we do not carry earthquake insurance due to its high cost; however, our primary facility in Emeryville, California was designed to withstand a 7.0 Richter scale magnitude earthquake with minimal structural damage to the building.

Item 2.	Properties

      Our primary studio and headquarters facility, which we own, is located at 1200 Park Avenue, Emeryville, California and consists of approximately 215,000 square feet of office space on approximately 16 acres. In addition we lease approximately 39,000 square feet of office and warehouse space, which are located primarily within close proximity to our Emeryville facility. We believe that our properties and facilities are suitable and adequate for current operations. In March 2000, we purchased an existing building on 1.76 acres in Emeryville, adjacent to our primary facility, for $7.7 million, which will allow for future expansion or development. We are currently occupying space in the building and we are renting portions of the building to a few commercial tenants. In November 2002, we purchased approximately 2.24 acres of land adjacent to our primary facility for $9.4 million, also for future expansion. Our primary studio and headquarters facility together with the additional land purchases noted above represents our Emeryville Campus. Through January 3, 2004, we have incurred total capital expenditures for our Emeryville Campus of $116.7 million. We used existing cash resources to fund these facility-related costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of Pixar and their ages as of March 1, 2004 are as follows:

Name	Age	Position

Steve Jobs	49	Chairman and Chief Executive Officer
Edwin E. Catmull	58	President
Ann Mather	43	Executive Vice President, Chief Financial Officer and Secretary
John Lasseter	47	Executive Vice President, Creative
Sarah McArthur	46	Executive Vice President, Production
Lois J. Scali	55	Executive Vice President, General Counsel

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

      Mr. Lasseter is a two-time Academy Award®-winning director and animator. In addition to serving as head of all of Pixar Animation Studios’ films and projects as Executive Vice President, Creative, he directed Toy Story, (the first feature-length computer animated film), A Bug’s Life and Toy Story 2. He is the Executive Producer of Monsters, Inc., Finding Nemo and The Incredibles and in 2001 he was given an honorary doctorate degree from the American Film Institute and in 2003, he was awarded the Art Directors Guild’s coveted Honorary Contribution to Cinematic Imagery Award. Mr. Lasseter is currently in development on his fourth feature film, Cars. Mr. Lasseter directed the first computer-animated feature film, Toy Story, for which he received a Special Achievement Oscar® and was nominated for Best Original Screenplay, the first animated film ever to receive an Oscar® nomination for screenplay. Mr. Lasseter has written and directed a number of short films and television commercials while at Pixar: Luxo Jr. (1986 Academy Award® nominee), Red’s Dream (1987), Tin Toy (1988 Academy Award® Winner) and Knick Knack (1989), which was produced as a 3D stereoscopic film. Tin Toy was the first computer animated film to win an Oscar®, when it won the 1988 Academy Award® for Best Animated Short Film. In February 2004, Mr. Lasseter was given the Art Directors Guild’s coveted honorary Contribution to Cinematic Imagery Award. Mr. Lasseter also designed and animated the Stained Glass Knight character in the 1985 Steven Spielberg production, Young Sherlock Holmes. Mr. Lasseter joined Lucasfilm’s Computer Division in 1984, and was a founding member of Pixar when it was formed in February 1986. Prior to this, he spent five years as an animator at The Walt Disney Company, where he worked on such films as The Fox and the Hound and Mickey’s Christmas Carol. He earned his B.F.A. in film from the California Institute of the Arts where he produced two animated films, each winners of the student Academy Award® for Animation: Lady and the Lamp in 1979 and Nightmare in 1980. His very first award came at the age of five when he won $15.00 from the Model Grocery Market in Whittier, California for a crayon drawing of the Headless Horseman.

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

	High	Low

2002
First Quarter	$36.87	$30.38
Second Quarter	$44.80	$36.28
Third Quarter	$51.60	$38.64
Fourth Quarter	$61.90	$42.20

	High	Low

2003
First Quarter	$57.38	$48.50
Second Quarter	$62.24	$50.79
Third Quarter	$75.15	$58.40
Fourth Quarter	$72.50	$65.05

      As of March 1, 2004, we had approximately 5,577 shareholders of record. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The price for the Common Stock as of the close of business on March 1, 2004 was $66.81 per share. We have never paid any cash dividends on our Common Stock. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Item 6.	Selected Financial Data

      The following selected financial data is derived from our financial statements. This data should be read in conjunction with the Financial Statements and Notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Revenue	$121,037	$172,267	$70,223	$201,724	$262,498
Net income	49,224	78,433	36,217	89,950	124,768
Basic net income per share	1.07	1.66	0.75	1.78	2.30
Diluted net income per share	0.99	1.57	0.71	1.68	2.17
Total assets	374,905	479,603	523,294	732,066	1,000,953
Total shareholders’ equity	344,707	435,720	505,686	713,062	940,510

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” in Item 1 of this Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

Overview

      Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. In 1991, we entered into a feature film agreement (the “Feature Film Agreement”) with Walt Disney Pictures, a wholly owned subsidiary of the Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), for the development and production of up to three animated feature films to be marketed and distributed by Disney. Our share of revenues and expenses from Toy Story is governed by the terms of the Feature Film Agreement.

      In February 1997, we entered into the Co-Production Agreement (which, except for certain economic provisions applicable to Toy Story, superseded the Feature Film Agreement) with Disney pursuant to which we, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures, and share equally in the profits of each Picture and any related merchandise as well as other ancillary products, after recovery of all marketing and distribution costs (which Disney finances), a distribution fee paid to Disney and any other predefined fees or costs, including any participations provided to talent and the like. The Co-Production Agreement generally provides that we will be responsible for the production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture.

      The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures. Pursuant to the Co-Production Agreement, in addition to co-financing the production costs of the Pictures, Disney will reimburse us for our share of certain general and administrative costs and certain research and development costs that benefit the productions. Our second feature film, A Bug’s Life, was released in November 1998 and counted as the first original Picture under the Co-Production Agreement. In November 1999, Toy Story 2, our third animated feature film was released. As a theatrical sequel, Toy Story 2 is a derivative work of the original Toy Story and therefore it does not count toward the five original Pictures to be produced under the Co-Production Agreement. As a derivative work, Toy Story 2 is treated as a Picture under the Co-Production Agreement, and all the provisions applicable to the five original Pictures apply.

      In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. In May 2003, we released Finding Nemo, our fifth animated feature film, which counts as the third original Picture under the Co-Production Agreement. We are currently in various stages of production on the remaining two films, The Incredibles and Cars. These films will be produced and distributed under the Co-Production Agreement and will count as the fourth and fifth films of the Pictures to be produced under the Co-Production Agreement. The Incredibles is scheduled to be released November 5, 2004 and Cars is currently scheduled for a 2005 holiday release.

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

These reimbursed costs through the end of fiscal 2003 are set forth in Note 4 of Notes to Financial Statements.

      The statements regarding the targeted release dates for our future films are forward-looking, and the actual release dates may differ. Factors that could cause delays in the release of our films include, but are not limited to (1) the uncertainties related to production delays, (2) financing requirements, (3) personnel availability, (4) external socioeconomic and political events, and (5) the release dates of competitive films. See “Risk Factors” in Item 1 of this Form 10-K.

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

      Under the Co-Production Agreement, we share equally with Disney in the profits of Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Our revenues for Toy Story are governed by the terms of the Feature Film Agreement. The amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although Disney provides us with the most current information available to enable us to recognize our share of revenue and determine our film gross profit, we may make adjustments to that information based on our estimates and judgments. For example, our theatrical revenues may be adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, we utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of our participation is reflected. Such adjustments were made to home video reserve and home video and merchandise expense estimates during fiscal 2002 and 2003. Additionally, during the fourth quarter of fiscal 2003, our fiscal reporting period differed from that of Disney. Consequently, it was necessary to use a combination of information from Disney and our own estimates to determine our revenues for the period between Disney’s fiscal period end and ours.

      Disney may also make subsequent adjustments to the information that it has provided, and these adjustments could have a material impact on our operating results in later periods. As updated information becomes available from Disney on a more timely basis, it may result in a change of estimation for revenue recognition. For example, we received updated information from Disney in the first quarter of fiscal 2003, which decreased previously recorded home video expenses by $3.2 million for all of our film titles on a cumulative basis. This resulted in an increase of $0.03 to our diluted net income per share for our first quarter of fiscal 2003. We also received a settlement on Monsters, Inc. merchandise revenue for the third quarter ended September 27, 2003, which resulted in an increase of $3.5 million to our revenues and $0.03 to our diluted net income per share. During fiscal 2002, one-time adjustments to A Bug’s Life and Toy Story 2 home video reserves and margins and merchandising revenues had a positive net impact of $0.19 to our diluted net income per share. During the second quarter of fiscal 2003, we recognized an adjustment which reduced our Monsters, Inc. domestic home video revenue after we received updated information from Disney, which reflected higher returns of domestic home video than had been originally anticipated. This adjustment reduced our home video revenues by $4.4 million and had a net impact of $0.04 to our diluted net income per share in the second quarter of fiscal 2003. Additionally, we have the right to audit Disney’s books and records related to the Pictures according to the terms of the Co-Production Agreement, which could result in adjustments that may be material to the financial statements in any given quarter or quarters. Any revenue received in advance from Disney is deferred and recorded as revenue when earned.

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

Film Production Costs

      We capitalize our share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. With regard to the Pictures, we capitalize film production costs in excess of reimbursable amounts from Disney. With respect to Project 2006 and beyond, we capitalize all film production costs. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses. In addition to the films produced, we are also working on concept development for several new projects.

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

Results of Operations

      Our revenues are derived primarily from our animated feature films and related products, and to a lesser extent, software licensing. Feature film revenue and related products represented 90%, 96% and 95% of our total revenue in fiscal 2001, 2002 and 2003, respectively. Significant film revenue streams include worldwide theatrical, home video, television and consumer products. Home video sales, including VHS and DVD formats, continue to be among the largest contributors to lifetime revenues of our films. The television market for our feature films generally follows the theatrical and home video release. We intend to release all of our films on television, which includes Pay-Per-View, pay television and network television.

      Our results for the year ended January 3, 2004 were driven primarily by the worldwide theatrical release, domestic home video release, merchandise and ancillary royalties from Finding Nemo. By the end of fiscal 2003, Finding Nemo had generated approximately $792 million in worldwide box office receipts, comprised of

$340 million domestically and $452 million internationally. We also recognized domestic home video sales of approximately 24.8 million home video units, comprised of 5.6 million VHS units and 19.2 million DVD units. Continuing revenues from Monsters, Inc. and our library titles also contributed to fiscal 2003 results.

Revenue

      Total revenue, which consists of film revenue and software revenue, amounted to $70.2 million in 2001, $201.7 million in 2002 and $262.5 million in 2003.

      Film revenue was $63.4 million in 2001, $193.6 million in 2002 and $250.4 million in 2003. Film revenues for 2001 consisted of revenues from our library titles (Toy Story, A Bug’s Life and Toy Story 2) of $50.5 million and $12.1 million from Monsters, Inc. domestic theatrical release. Revenues from our library titles resulted from television licensing, home video sales and merchandise sales, and ancillary royalties, including revenues resulting from a one-time transaction associated with interactive games. Film revenues for 2002 consisted of $141.5 million from Monsters, Inc. and $50.1 million in revenues from our library titles. Revenues for Monsters, Inc. were derived from worldwide home video sales, foreign box office receipts, merchandise sales and ancillary royalties. Revenues from our library titles resulted primarily from international television licensing, worldwide home video sales, merchandising sales and ancillary royalties. Included within these amounts were revenues of $20.1 million as a result of one-time adjustments to film revenue from A Bug’s Life and Toy Story 2 home video reserves and margins and merchandising revenues, which had a net impact of $0.19 to our diluted net income per share. The higher revenues in 2002 relative to 2001 were primarily due to the tremendous success of Monsters, Inc. in both foreign theatrical and worldwide home video markets.

      Film revenues for 2003 consisted of $189.2 million from Finding Nemo, primarily attributable to domestic home video revenues and worldwide theatrical revenues. Monsters, Inc. contributed $22.6 million, resulting primarily from domestic television licensing and merchandising revenues. During fiscal 2003, we received updated information from Disney, which decreased previously recorded home video expenses by $3.2 million for all of our film titles on a cumulative basis. We also received a settlement on Monsters, Inc. merchandise revenue, which resulted in an increase of $3.5 million to our revenues. Library titles contributed $38.0 million for fiscal 2003, resulting from merchandising, worldwide home video sales and foreign television licensing. The higher revenues in 2003 relative to 2002 were primarily due to the tremendous success of Finding Nemo in both worldwide theatrical and domestic home video markets. In May 2003, two of our library titles, Toy Story and Toy Story 2, were placed on a domestic home video sales moratorium.

      Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. Software revenue was $6.9 million in 2001, $8.1 million in 2002 and $12.1 million in 2003. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. In spite of the increase in software revenue for 2003, our primary focus is on content creation for animated feature films and related products, and as a result, we have not increased the time and resources necessary to generate significantly higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenue derived from software licenses from year to year. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the life of the maintenance agreement, which ranges from 6 to 24 months in duration.

      For fiscal 2001, 2002 and 2003, Disney accounted for 91%, 96% and 94%, respectively, of our total revenue.

Cost of Revenue

      Cost of film revenue was $11.8 million in 2001, $41.0 million in 2002, and $38.0 million in 2003, and represents primarily amortization of capitalized film costs. Cost of film revenue as a percentage of film revenue for fiscal 2001, 2002 and 2003 was 19%, 21% and 15%, respectively. Our cost of film revenue as a percentage of film revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast-

computation method. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs were fully amortized by December 31, 1997. For fiscal 2001, the cost of revenue percentage was the result of amortization of capitalized film costs for our library titles. For fiscal 2002, the cost of revenue percentage was driven by Monsters, Inc., which had a higher amortization percentage than our library titles in the prior year. For fiscal 2003, the cost of revenue percentage was driven by Finding Nemo. The decrease in cost of film revenue as a percentage of total film revenue from 2002 to 2003 can be attributable to a higher proportion of revenues resulting from Finding Nemo, which had a lower amortization percentage than Monsters, Inc. in the prior year, since we expect to receive more revenues from Finding Nemo over its lifetime. Additionally, the cost amortization percentages from our library titles have declined in the current year relative to the prior year.

      Cost of software revenue consists of the direct cost and manufacturing overhead required to reproduce and to package our software products, as well as amortization of purchased technology. Cost of software revenue includes no amortization of internal software development expenses since no such expenses have been capitalized. Cost of software revenue as a percentage of the related revenue decreased from 8% in 2001 to 7% in 2002 and then decreased to less than 1% in 2003. Cost of software revenue in 2001 and 2002 was due primarily to the amortization of purchased technology associated with the 1998 acquisition of PEI. Approximately $2.7 million of the PEI purchase price was assigned to purchased technology, which PEI licensed to a third party. Amortization of this purchased technology was completed in 2002.

Operating Expenses

      Total operating expenses increased from $16.4 million in 2001 to $19.5 million in 2002 and to $30.5 million in 2003. Although we expected our operating expenses to increase as a result of the growth of the studio as we ramp up to meet the needs of multiple films in production, during fiscal 2003, our operating expenses also included certain unanticipated expenses. For example, we expensed approximately $3.2 million of costs related to a one-time incentive compensation to our employees in recognition of their contribution to the box office success of Finding Nemo, and we wrote off $1.9 million in costs previously capitalized for future film projects. In reviewing our projects in development, we determined it unlikely that these projects would be green-lighted for production within the next three years, therefore, under SOP 00-2, we expensed these amounts.

      We anticipate operating expenses to continue to increase in future periods due to the growth experienced by the studio as we dedicate more resources to production of our two current film projects remaining under the Co-Production Agreement and to our productions not governed by the Co-Production Agreement. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions of the Pictures. The funding received from Disney is treated as operating expense reimbursements. See Note 4 of Notes to Financial Statements for additional discussion of Disney’s operating expense reimbursements. To the extent that personnel, facilities and other expenditures are neither capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected. For example, in February 2003 we approved Project 2006 for production and because it is our first feature film to be produced outside of the existing relationship with Disney, certain costs that were previously reimbursed by Disney will now be expensed as incurred.

      Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan® product, for our proprietary MarionetteTM and RingmasterTM animation and production management software and for creative development for future films. Research and development expenses were $6.3 million in 2001, $8.5 million in 2002 and $15.3 million in 2003. The increase in research and development costs for 2002 over 2001 was primarily attributable to an increase in employee related expenses associated with additional staffing for research and development and an increase in short film project costs and creative development costs. Research and development in 2003 increased from 2002 due to the $1.9 million write off of development projects and the higher employee related expenses associated with the one-time incentive compensation referred to above, as well as additional staffing. We expect research and development expenses to continue to increase in future periods as we increase our investments in our proprietary technology. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software segment. Sales and marketing expenses were $2.0 million in 2001, $1.3 million in 2002 and $2.4 million in 2003. The decrease in expenses during 2002 as compared to 2001 can be attributed to greater reimbursements received from Disney for marketing costs related to Monsters, Inc. and our other Pictures. The increase in expense in 2003 as compared to 2002 is primarily due to higher employee related costs resulting from the one-time incentive compensation and increased public relations and corporate marketing costs. We believe that sales and marketing expenses will increase in future periods, particularly in the areas of public relations and corporate marketing.

      General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses have increased from $8.1 million in 2001 to $9.7 million in 2002 to $12.8 million in 2003. The increase in general and administrative expenses from 2001 to 2002 was primarily due to increases in employee related costs, professional fees and certain one-time settlements paid in the fourth quarter of 2002. The increase from 2002 to 2003 was primarily due to the one-time incentive compensation referred to above and an increase in professional fees. General and administrative expenses are expected to continue to increase in future periods.

Other Income, Net

      Other income, net was $14.7 million in 2001, $10.3 million in 2002 and $10.5 million in 2003. Other income consists primarily of interest income from investments. The decrease from 2001 to 2002 is primarily due to a one-time, non-recurring settlement of approximately $2.0 million, unrelated to our core business in 2001, as well as a decline in interest rates when compared to the prior year. Even though cash, cash equivalents and investments increased in 2003, declining interest rates in 2003 caused interest income to remain flat when compared to 2002.

Income Taxes

      Income tax expense of $20.0 million, $61.1 million and $79.7 million reflects our effective tax rates of 35.6%, 40.4% and 39.0% for 2001, 2002 and 2003, respectively. Our income tax rate was lower in 2001 due to the utilization of research and experimentation credits for federal and state tax purposes, as well as the utilization of certain other state credits and exemptions. In 2002 and 2003, our income tax rate approximated U.S. Federal and California State statutory rates. Our effective tax rate may fluctuate in future periods. See Note 6 of Notes to Financial Statements.

Capitalized Film Production Costs

      We had $107.7 million in capitalized film production costs as of January 3, 2004, consisting of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. Capitalized film production costs also include costs related to Project 2006, our first Pixar-only financed film. In the second quarter of fiscal 2003, we wrote off $1.9 million in costs previously capitalized for future film projects. In reviewing our projects in development, we determined it unlikely that these projects would be green-lighted for production within three years following their initial cost capitalization. Therefore, under SOP 00-2, these amounts were expensed in the second quarter of fiscal 2003. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

      Cash, cash equivalents and investments increased from $339.1 million at December 28, 2002 to $521.9 million at January 3, 2004. The increase was primarily due to cash received from Disney for our share of film revenue, as well as proceeds from stock option exercises, software revenue, and interest income. This increase was partially offset by film production spending and tax payments. In 2001, cash provided by operating activities was attributable to net income of $36.2 million resulting primarily from film revenue related to our film library and Monsters, Inc., net cash collections on Disney receivables of $60.3 million, the non-cash impact of deferred income taxes and tax benefit from stock option exercises of $12.3 million, and the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $18.8 million. Cash provided by operating activities for 2001 was partially offset by capitalized film production costs of $40.8 million, decreases in net accounts payable and accrued liabilities of $5.2 million, income taxes payable of $6.8 million and unearned revenue of $13.3 million. In 2002, cash provided by operating activities was attributable to net income of $90.0 million resulting primarily from film revenue related to our film library and Monsters, Inc., the non-cash impact of the tax benefit from stock option exercises of $38.6 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $47.1 million and an increase in unearned revenue of $5.2 million. Cash used in operating activities for 2002 included increases in our receivable from Disney of $115.9 million, capitalized film production costs of $43.9 million, decreases in accounts payable of $2.5 million, income taxes payable of $1.6 million and deferred income taxes of $11.2 million. In 2003, cash provided by operating activities was attributable to net income of $124.8 million resulting primarily from film revenue related to Finding Nemo, Monsters, Inc., and our film library, the non-cash impact of the tax benefit from stock option exercises of $39.4 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs, totaling $45.4 million, decrease in other receivables of $1.9 million, and increases in income taxes payable of $36.4 million. Cash used in operating activities for 2003 included increases in our receivable from Disney of $67.8 million, capitalized film production costs of $53.2 million, and deferred income taxes of $17.6 million. In 2001, 2002 and 2003, cash used in investing activities primarily consisted of the purchase of investments and the purchase of property and equipment, offset by net proceeds from sales of investments. In 2001, 2002 and 2003, cash provided by financing activities primarily consisted of proceeds from exercised stock options.

      As of January 3, 2004, our principal source of liquidity was approximately $521.9 million in cash, cash equivalents and investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the next two original animated feature films we have in production, The Incredibles and Cars. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. Additionally, we have already approved for production our first film beyond the Co-Production Agreement and will finance those costs entirely. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

      Film Production Costs. In fiscal year 2004, we expect to spend approximately $70 million to $75 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

      Facility Related Capital Expenditures. In fiscal year 2004, we expect to spend approximately $13 million to $15 million related to capital expenditures for our Emeryville headquarters and studio and other facility related projects.

      We believe that our current available funds and forecasted cash from operations in fiscal 2004 will be sufficient to satisfy our currently anticipated cash needs for working capital and capital expenditures, including the production costs of The Incredibles and Cars, as well as the production and development costs associated with films not covered under the Co-Production Agreement. There can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville facility and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

      Contractual Obligations. At January 3, 2004, we had contractual commitments to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

		Payments Due by Period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$1,421	$882	$481	$58	$—

Total	$1,421	$882	$481	$58	$—

Off-Balance Sheet Arrangements.

      As of January 3, 2004, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had an impact on our financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Pixar adopted SFAS 146 effective with the beginning of fiscal 2003. The adoption of SFAS 146 has not had an impact on our financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Recision of FASB Interpretation No. 34” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding in interim and annual financial statements. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, the liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods after December 31, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. Pixar adopted the provisions of FIN 45 effective with the beginning of fiscal 2003. The adoption of FIN 45 has not had a material impact on our financial statements or results of operations.

      In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables,” which addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. Issue No. 00-21 also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Pixar adopted Issue No. 00-21 effective the beginning of fiscal 2003. The adoption of Issue No. 00-21 has not had a material impact on our financial statements or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation, (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income, and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Pixar continues to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25 and has adopted the additional disclosure requirements of SFAS No. 148.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Investment Portfolio. We invest in a variety of investment grade, interest-bearing securities, fixed income securities, including obligations of corporations and national governmental entities and their agencies. This diversification of risk is consistent with our policy to ensure safety of our principal and maintain liquidity. We only invest in securities with a maturity of 24 months or less, with only government obligations exceeding 12 months. Our investments are primarily fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

      All of our financial instruments are held for purposes other than trading and are considered “available for sale” according to SFAS No. 115. The table below provides information regarding our investment portfolio at January 3, 2004. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than	Over
	1 Year	1 Year	Total

Available-for-sale securities	$189,251	$284,352	$473,603
Weighted-average interest rate	2.98%	1.59%	2.15%

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

      The financial statements required pursuant to this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page 53. The supplementary financial information required by this item is included in the notes to the financial statements under the subsection entitled “Quarterly Financial Information (Unaudited),” beginning on page 74.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 3, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended January 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

Directors

      The members of our Board of Directors as of March 1, 2004 are as follows:

Name	Age	Position with Pixar

Steve Jobs	49	Chairman and Chief Executive Officer
Edwin E. Catmull	58	President and Director
Skip M. Brittenham	62	Director
Joseph A. Graziano	60	Director
Lawrence B. Levy	44	Director
Joe Roth	55	Director
Larry W. Sonsini	63	Director
John S. Wadsworth, Jr.	64	Director

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

      Mr. Roth has served as a director of Pixar since October 2000. Mr. Roth, who recently produced the 76th Annual Academy Awards® telecast, formed Revolution Studios in May 2000 to independently produce and finance films in partnership with Sony Pictures Entertainment, Starz!/ Encore Group and Fox Entertainment Group. Prior to founding Revolution Studios, Mr. Roth served as Chairman of the Walt Disney Studios from April 1996 to January 2000, Chairman of the Walt Disney Motion Picture Group from August 1994 to April 1996 and Chairman of Twentieth Century Fox from July 1989 to November 1992. In addition, Mr. Roth ran Caravan Pictures from 1992 to 1994. Prior to his time at Twentieth Century Fox, Mr. Roth was a producer/director and co-founded Morgan Creek Pictures. Mr. Roth is a graduate of Boston University.

      Mr. Sonsini has served as a director of Pixar since April 1995 and served as Secretary from April 1995 to October 1995. He has been an attorney with the law firm of Wilson Sonsini Goodrich & Rosati since 1966 and currently serves as Chairman and Chief Executive Officer. Mr. Sonsini also serves as a director for Brocade Communications Systems, Inc., Echelon Corporation, Lattice Semiconductor Corporation, LSI Logic Corporation, and Silicon Valley Bancshares. Mr. Sonsini received A.B. and L.L.B. degrees from the University of California, Berkeley.

      Mr. Wadsworth has served as a director of Pixar since December 2002. Mr. Wadsworth is Honorary Chairman of Morgan Stanley Asia Limited and an Advisory Director for Morgan Stanley globally, having spent nearly two decades overseeing Morgan Stanley’s policy and business strategies throughout Asia and Australia. After joining Morgan Stanley in 1978, Mr. Wadsworth had numerous responsibilities in the U.S. Investment Banking Division, including serving on the Investment Banking Operating Committee, Chairman of Morgan Stanley Ventures and a member of the Firm’s Management Committee. From 1963 to 1978, Mr. Wadsworth was with the First Boston Corporation. Mr. Wadsworth is also a Trustee and Vice Chairman of the Asia Society, a Trustee of Williams College, a member of the Board of Trustees of the Guggenheim Museum of New York and a Partner of Manitou Ventures. Mr. Wadsworth earned a B.A. from Williams College and a M.B.A. from the University of Chicago, Graduate School of Business.

Executive Officers

      The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” at the end of Part I of this Form 10-K.

Audit Committee and Audit Committee Financial Expert

      Pixar has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Messrs. Graziano, Levy and Wadsworth. The Board of Directors has determined that each of Messrs. Graziano, Levy and Wadsworth is (1) an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act, and (2) independent as defined by the listing standards of the Nasdaq National Market and Section 10A(m)(3) of the Exchange Act.

Code of Ethics

      We have adopted a Code of Business Conduct that applies to all our directors, officers (including its principal executive officer, principal financial officer and controller) and employees. The Code of Business Conduct can be found on our website at “http://corporate.pixar.com/.” We will also post on this section of our website any amendment to the Code of Business Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the Nasdaq National Market.

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

      Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that we complied with all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders during fiscal 2003.

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

					Long Term
					Compensation
					Awards
		Annual Compensation			Securities
					Underlying	All Other
Name and Principal Position	Year	Salary(1)	Bonus		Options(#)	Compensation

Steve Jobs	2003	$53	$—		—	$—
Chairman, Chief Executive Officer	2002	52	—		—	—
	2001	52	—		—	—
Edwin E. Catmull	2003	530,012	120,003		—	2,150	(5)
President	2002	521,950	43,334		—	2,000	(4)
	2001	498,088	—		—	2,000	(4)
Ann Mather	2003	445,221	100,805		—	2,126	(5)
Executive Vice President,	2002	432,474	36,401		—	2,000	(4)
Chief Financial Officer	2001	416,074	—		—	2,000	(4)
John Lasseter	2003	2,776,988	—		—	3,325	(5)
Executive Vice President, Creative	2002	2,595,542	—		—	2,000	(4)
	2001	2,122,694	5,000,000	(2)	—	573,044	(3)
Sarah McArthur	2003	445,221	100,805		—	2,126	(5)
Executive Vice President, Production	2002	437,308	36,401		—	2,000	(4)
	2001	419,246	—		—	2,000	(4)
Lois Scali	2003	347,131	207,217	(7)	300,000	2,210	(5)
Executive Vice President, General	2002	—	—		—	—
Counsel(6)	2001	—	—		—	—

(1)	For fiscal 2003, amounts shown represent 53 weeks of salary. See Note 1 of Notes to Financial Statements.

(2)	This amount includes $60,000 that was paid to a third party.

(3)	This amount includes $332,947 paid in lieu of vacation, $238,097 paid in lieu of a sabbatical and $2,000 employer 401K match.

(4)	Commencing January 1, 2001, employer-matching contribution under the Company’s 401K plan.

(5)	This amount includes employer-matching contributions through January 3, 2004. Fiscal 2003 was a 53-week year, therefore, one additional week was expensed for the employer matching contribution.

(6)	Ms. Scali joined Pixar in March 2003.

(7)	Includes a signing bonus of $200,000, a portion of which is reimbursable to Pixar if Ms. Scali leaves voluntarily within 18 months of her commencement of employment.

Option Grants in Last Fiscal Year

      The following tables set forth, for each of the Named Officers named in the Summary Compensation Table, the stock options granted under Pixar’s stock option plans during fiscal 2003.

Potential Realizable Value at
	Number of	% of Total			Assumed Annual Rates of
	Securities	Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(4)
	Options	Employees in	Price	Expiration
Name	Granted(1)	Fiscal Year(2)	($/SH)	Date(3)	5%	10%

Steve Jobs	—	—	—	—	—	—
Edwin E. Catmull	—	—	—	—	—	—
Ann Mather	—	—	—	—	—	—
John Lasseter	—	—	—	—	—	—
Sarah McArthur	—	—	—	—	—	—
Lois Scali	300,000 (5)	18.74%	$50.19	03/13/13	$9,469,266	$23,996,980

(1)	Options were granted under the 1995 Stock Plan and have exercise prices equal to the fair market value on the date of grant.

(2)	We granted options to purchase 1,600,750 shares of Common Stock to employees in fiscal 2003.

(3)	Options may terminate before their expiration upon the termination of optionee’s status as an employee or consultant, the optionee’s death or an acquisition of Pixar.

(4)	The 5% and 10% assumed rates of appreciation are provided in accordance with rules of the SEC and do not represent our estimates or projections of future Common Stock price growth. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to date.

(5)	This option is a nonstatutory stock option, which vests over a four-year period at the rate of one-fourth at the end of each year from the vesting start date.

Option Exercises and Holdings

      The following table sets forth, for each of the Named Officers, certain information concerning stock options exercised during fiscal 2003, and the number of shares subject to both exercisable and unexercisable stock options as of January 3, 2004. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of January 3, 2004.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Number of		Options at		In-the-money Options
	Shares		Fiscal Year End (#)		at Fiscal Year End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Steve Jobs	—	$—	—	—	$—	$—
Edwin E. Catmull	50,000	1,696,752	175,000	250,000	7,455,000	10,650,000
Ann Mather	—	—	125,000	—	4,395,313	—
John Lasseter	195,000	9,016,360	285,010	699,990	12,141,426	29,819,574
Sarah McArthur	50,000	2,331,598	100,000	100,000	4,772,500	4,772,500
Lois Scali	—	—	—	300,000	—	5,673,000

(1)	Market value of underlying securities based on the closing price of Pixar’s Common Stock on January 2, 2004 (the last trading day of fiscal 2003) on the Nasdaq National Market of $69.10 minus the exercise price.

Employment Agreements

      In March 2001, we entered into an employment agreement with John Lasseter (the “Employment Agreement”), which has a term of 10 years. The Employment Agreement supercedes our prior employment agreement with Mr. Lasseter, which was entered into in February 1997. Pursuant to the Employment Agreement, Mr. Lasseter received a signing bonus of $5,000,000, of which $60,000 was paid to a third party. The Employment Agreement provided for an initial annual salary of $2,500,000 with 5% annual increases. In connection with the Employment Agreement, Mr. Lasseter was granted an option to purchase 1,000,000 shares of our Common Stock at the fair market value on the date of such grant. The option vests on an equal monthly basis over the ten-year term of the agreement, except for options that vest on the last month will vest on the penultimate month of this ten-year period. Under the Employment Agreement, Mr. Lasseter will direct three Feature Films (a Feature Film is defined as a feature-length animated motion picture) and he has the option to direct certain sequels to Feature Films he has directed if we elect to produce such sequels within 12 years of the initial release of the applicable Feature Film. In addition, at our request, Mr. Lasseter will provide writing services and supervisory services to create stories, treatments and screenplays for Feature Films, and Mr. Lasseter will also provide executive producing services on Feature Films, made-for-home videos and short-subject motion pictures that Mr. Lasseter does not direct. During the term of the Employment Agreement, Mr. Lasseter is prohibited from accepting other employment and from becoming financially interested or associated with any entity engaged in a related or competitive business. We can terminate the Employment Agreement at any time for any reason. If we terminate Mr. Lasseter’s employment without cause, we must (1) pay an amount equal to 75% of the balance of the salary Mr. Lasseter would have earned through the remainder of the term of the Employment Agreement and (2) accelerate the unvested portion of Mr. Lasseter’s option so that the option would be exercisable in full. In addition, Mr. Lasseter would be able to accept employment with any third party. In the event of a “change of control,” as defined in the Employment Agreement, we must accelerate the unvested portion of Mr. Lasseter’s option so that the option would be exercisable in full, and we may be required to pay Mr. Lasseter certain payments described in the Employment Agreement.

      In March 2003, we agreed with Ms. Scali that in the event that Ms. Scali is terminated for reasons other than cause during her first 18 months of employment, we will pay an amount equal to her then-current monthly salary times the number of months remaining in her first 18 months of employment.

Director Compensation

      Directors who are not employees of Pixar receive a fee of $1,000 for each meeting attended of the Board of Directors and a fee of $1,000 for each meeting attended of a committee of the Board of Directors if such committee meeting is not held in conjunction with a meeting of the Board of Directors. All directors are reimbursed for expenses incurred in attending such meetings. In lieu of compensation for attending each meeting, Mr. Levy receives health insurance coverage for himself and his dependents.

      Non-employee directors are eligible to receive option grants pursuant to our 1995 Director Option Plan (the “Director Plan”) which was adopted by the Board of Directors in October 1995, approved by the shareholders in November 1995 and took effect in November 1995. A total of 400,000 shares of Common Stock have been reserved for issuance under the Director Plan. As of March 1, 2004, there were 226,837 options outstanding under the Director Plan.

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

      Mr. Sonsini was granted a Subsequent Option in April 2003 at an exercise price of $57.22 per share; Mr. Levy was granted a Subsequent Option in May 2003 at an exercise price of $54.23 per share; Messrs. Brittenham and Graziano were each granted Subsequent Options in September 2003 at an exercise price of $72.74 per share; and Mr. Roth was granted a Subsequent Option in October 2003 at an exercise price of $67.46 per share. Mr. Wadsworth, a non-employee director of Pixar, will be eligible for a Subsequent Option under the Director Plan on the third anniversary of the date he became a non-employee director. Messrs. Sonsini, Levy, Brittenham, Graziano and Roth, also non-employee directors, are eligible for Subsequent Options each year on the anniversary of the dates they became directors.

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

      The following table sets forth the beneficial ownership of Common Stock of Pixar as of March 1, 2004 for the following: (i) each person who is known by Pixar to own beneficially more than 5% of the outstanding shares of Pixar’s Common Stock; (ii) each of Pixar’s directors; (iii) each of the Named Officers; and (iv) all directors and executive officers of Pixar as a group.

	Number of	Percent of
Name of Beneficial Owner	Shares(1)	Total(1)

Steve Jobs	30,000,001	53.61%
c/o Pixar 1200 Park Avenue, Emeryville, CA 94608
The TCW Group, Inc.(2)	9,585,276	17.13%
865 South Figueroa St., Los Angeles, CA 90017
Entities affiliated with FMR Corp(3)	6,743,561	12.05%
82 Devonshire St., Boston, MA 02109
John Lasseter(4)	345,836	*
Edwin E. Catmull(5)	453,800	*
Sarah McArthur(6)	75,000	*
Ann Mather(7)	125,000	*
Lois Scali(8)	75,000	*
Lawrence B. Levy(9)	35,010	*
Joe Roth(10)	30,000	*
Larry W. Sonsini(11)	21,365	*
Skip M. Brittenham(12)	80,000	*
Joseph A. Graziano(13)	50,000	*
John S. Wadsworth, Jr.(14)	20,000	*
All directors and executive officers as a group (12 persons)(15)	31,311,012	55.16%

*	Represents less than 1% of the total.

(1)	Based on 55,960,801 shares outstanding on March 1, 2004. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within sixty days of March 1, 2004 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2)	As indicated in the Schedule 13G filed by The TCW Group, Inc. pursuant to the Exchange Act on February 10, 2004.

(3)	As indicated in the Form 13G filed by FMR Corp. pursuant to the Exchange Act on February 17, 2004. The following natural persons exercise dispositive power for the shares held by entities affiliated with FMR Corp.: Edward C. Johnson 3d and Abigail P. Johnson.

(4)	Includes 134,345 shares subject to options that are exercisable within 60 days of March 1, 2004.

(5)	Includes 200,000 shares subject to options that are exercisable within 60 days of March 1, 2004.

(6)	All 75,000 shares are subject to options that are exercisable within 60 days of March 1, 2004.

(7)	All 125,000 shares are subject to options that are exercisable within 60 days of March 1, 2004.

(8)	All 75,000 shares are subject to options that are exercisable within 60 days of March 1, 2004.

(9)	Includes 10,000 shares subject to options that are exercisable within 60 days of March 1, 2004.

(10)	All 30,000 shares are subject to options that are exercisable within 60 days of March 1, 2004.

(11)	Includes 16,837 shares subject to options that are exercisable within 60 days of March 1, 2004.

(12)	All 80,000 shares are subject to options that are exercisable within 60 days of March 1, 2004.

(13)	All 50,000 shares are subject to options that are exercisable within 60 days of March 1, 2004.

(14)	Includes 10,000 shares subject to options that are exercisable within 60 days of March 1, 2004.

(15)	Includes 806,182 shares subject to options that are exercisable within 60 days of March 1, 2004.

Equity Compensation Plan Information

      The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Pixar’s compensation plans as of January 3, 2004.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders	9,995,609	$34.15	2,336,178 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	9,995,609	$34.15	2,336,178 (1)

(1)	Pixar’s 1995 Stock Plan incorporates an evergreen formula pursuant to which on January 1 of each year the aggregate number of shares reserved for issuance under the 1995 Stock Plan will increase by a number of shares equal to 3% of the total issued and outstanding shares as of that date. Pursuant to the evergreen formula, 1,586,832 shares were added to the shares reserved for issuance on January 1, 2003 and 1,663,466 shares were added to the shares reserved for issuance on January 1, 2004.

Item 13.	Certain Relationships and Related Transactions

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

      In 2002, we began reimbursing our Chief Executive Officer, Steve Jobs, for expenses incurred by Mr. Jobs in the operation of his private plane when used for Pixar business. During fiscal 2003, we incurred a total of approximately $91,000 of such expenses. In June 2003, Pixar and Mr. Jobs formalized this arrangement and entered into a Reimbursement Agreement for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Pixar business.

      We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services

Accounting Fees

      The following table shows the fees paid or accrued by Pixar for the audit and other services provided by KPMG LLP (KPMG) for fiscal years 2002 and 2003:

	Fiscal Year

	2002	2003

Audit Fees(1)	$215,290	$238,767
Audit-Related Fees	—	—
Tax Fees(2)	173,339	74,390
All Other Fees(3)	7,355	19,563

Total	$395,984	$332,720

(1)	These are fees for professional services performed by KPMG for the audit of Pixar’s annual financial statements and review of financial statements included in Pixar’s quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	These are fees for professional services performed by KPMG with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for Pixar; refund claims; payment planning; tax audit assistance; and tax work stemming from “Audit-Related” items.

(3)	These fees consisted primarily of advisory services rendered in conjunction with our preliminary assessment of our readiness to meet the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 pertaining to internal controls over financial reporting and accounting consultations regarding accounting and financial reporting

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of KPMG was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) We have filed the following documents as part of this Form 10-K:

      1.     Financial Statements.

      2.     Financial Statement Schedule. We have filed the following financial statement schedule for the years ended December 29, 2001, December 28, 2002 and January 3, 2004 as part of this Form 10-K. It should be read in conjunction with our Financial Statements, and related notes.

Independent Auditors’ Report on Financial Statement Schedule	75
Schedule II — Valuation and Qualifying Accounts and Reserves	76

      We have omitted schedules not listed above since they are either not required, not applicable, or the information is otherwise included.

      3.     Exhibits. See Item 15(c) below.

      (b) Reports on Form 8-K. The following current report on Form 8-K was filed by Pixar during Pixar’s fourth fiscal quarter ended January 3, 2004: Current Report on Form 8-K dated November 6, 2003, furnishing pursuant to Item 12 Pixar’s press release regarding its financial results for the third quarter and nine months ended September 27, 2003.

      (c) Exhibits. We have filed, or incorporated into the Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

      (d) Financial Statement Schedule. See Item 15(a) above.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders, Pixar:

      We have audited the accompanying balance sheets of Pixar as of December 28, 2002 and January 3, 2004, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 3, 2004. These financial statements are the responsibility of Pixar’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pixar as of December 28, 2002 and January 3, 2004, and the results of its operation and its cash flows for each of the years in the three-year period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Francisco, California

February 2, 2004

PIXAR

BALANCE SHEETS

	December 28,	January 3,
	2002	2004

	(In thousands,
	except share data)
ASSETS
Cash and cash equivalents	$44,431	$48,320
Investments	294,652	473,603
Trade accounts receivable, net of allowance for doubtful accounts of $188 and $186 as of December 28, 2002 and January 3, 2004, respectively	1,178	2,152
Receivable from Disney	129,339	197,177
Other receivables	6,394	4,465
Prepaid expenses and other assets	13,826	1,047
Deferred income taxes	32,719	51,496
Property and equipment, net	117,423	115,026
Capitalized film production costs	92,104	107,667

Total assets	$732,066	$1,000,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,341	$1,803
Income taxes payable	—	37,595
Accrued liabilities	9,322	13,007
Unearned revenue	7,341	8,038

Total liabilities	19,004	60,443

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 52,894,466 and 55,473,176 shares issued and outstanding as of December 28, 2002 and January 3, 2004, respectively	442,477	546,999
Accumulated other comprehensive income	2,156	314
Retained earnings	268,429	393,197

Total shareholders’ equity	713,062	940,510

Total liabilities and shareholders’ equity	$732,066	$1,000,953

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

	Years Ended

	December 29,	December 28,	January 3,
	2001	2002	2004

	(In thousands, except per share data)
Revenue:
Film	$63,365	$193,591	$250,383
Software	6,858	8,133	12,115

Total revenue	70,223	201,724	262,498

Cost of revenue:
Film	11,769	41,003	38,029
Software	549	531	29

Total cost of revenue	12,318	41,534	38,058

Gross profit	57,905	160,190	224,440

Operating expenses:
Research and development	6,339	8,497	15,311
Sales and marketing	1,991	1,334	2,422
General and administrative	8,059	9,677	12,783

Total operating expenses	16,389	19,508	30,516

Income from operations	41,516	140,682	193,924
Other income	14,706	10,342	10,517

Income before income taxes	56,222	151,024	204,441
Income tax expense	20,005	61,074	79,673

Net income	$36,217	$89,950	$124,768

Basic net income per share	$0.75	$1.78	$2.30

Shares used in computing basic net income per share	48,276	50,473	54,219

Diluted net income per share	$0.71	$1.68	$2.17

Shares used in computing diluted net income per share	51,030	53,400	57,422

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Accumulated
	Common Stock		Other		Total
			Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Income	Earnings	Equity	Income

	(In thousands)
Balances, December 30, 2000	47,633	$293,209	$249	$142,262	$435,720
Exercise of stock options, including tax benefit	1,172	32,153	—	—	32,153
Conversion of Disney warrants	641	—	—	—	—
Other comprehensive income (net of tax expense of $1,173)	—	—	1,596	—	1,596	$1,596
Net income	—	—	—	36,217	36,217	36,217

Balances, December 29, 2001	49,446	325,362	1,845	178,479	505,686	$37,813

Exercise of stock options, including tax benefit	3,448	117,115	—	—	117,115
Other comprehensive income (net of tax expense of $212)	—	—	311	—	311	$311
Net income	—	—	—	89,950	89,950	89,950

Balances, December 28, 2002	52,894	442,477	2,156	268,429	713,062	$90,261

Exercise of stock options, including tax benefit	2,579	104,522	—	—	104,522
Other comprehensive loss (net of tax benefit of $1,177)	—	—	(1,842)	—	(1,842)	$(1,842)
Net income	—	—	—	124,768	124,768	124,768

Balances, January 3, 2004	55,473	$546,999	$314	$393,197	$940,510	$122,926

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

	Years Ended

	December 29,	December 28,	January 3,
	2001	2002	2004

	(In thousands)
Cash flows from operating activities:
Net income	$36,217	$89,950	$124,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of purchased technology	480	480	—
Depreciation and amortization	7,639	7,661	7,760
Capitalized film production costs	(40,777)	(43,915)	(53,155)
Amortization of capitalized film production costs	11,198	39,420	37,592
Provision for bad debts	394	9	—
Loss (gain) on dispositions of property and equipment	19	(8)	—
Gain on sales of investments	(32)	(439)	(1,259)
Tax benefit from stock option exercises	9,063	38,601	39,361
Deferred income taxes	3,245	(11,258)	(17,599)
Changes in operating assets and liabilities:
Trade accounts receivable	(774)	329	(974)
Receivable from Disney	60,338	(115,827)	(67,838)
Other receivables	(2,511)	(762)	1,929
Prepaid expenses and other assets	895	(10,778)	12,779
Accounts payable	3,221	(2,502)	(538)
Accrued liabilities	(8,385)	478	3,685
Income taxes payable	(6,845)	(1,596)	36,417
Unearned revenue	(13,269)	5,228	697

Net cash provided by (used in) operating activities	60,116	(4,929)	123,625

Cash flows from investing activities:
Purchases of property and equipment	(8,990)	(13,906)	(5,363)
Proceeds from sale of property and equipment	—	55	—
Proceeds from sale of investments	211,892	158,270	727,025
Purchase of investments	(293,060)	(229,862)	(906,559)

Net cash used in investing activities	(90,158)	(85,443)	(184,897)

Cash flows from financing activities:
Proceeds from exercised stock options	23,090	78,514	65,161

Net cash provided by financing activities	23,090	78,514	65,161

Net increase (decrease) in cash and cash equivalents	(6,952)	(11,858)	3,889
Cash and cash equivalents at beginning of period	63,241	56,289	44,431

Cash and cash equivalents at end of period	$56,289	$44,431	$48,320

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$15,539	$46,750	$9,800

Supplemental disclosure of non-cash investing and financing activities:
Loss on equipment disposals capitalized as film production costs	$228	$770	$—

Unrealized gain (loss) on investments	$1,596	$311	$(1,842)

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1)	Summary of Critical and Significant Accounting Policies

The Company

      Pixar was incorporated in the state of California on December 9, 1985 and is a leading digital animation studio with the creative, technical and production capabilities to create animated feature films and related products. The Company’s objective is to create, develop and produce computer-animated feature films with heartwarming stories and memorable characters that appeal to audiences of all ages. Through the creation of entertaining, enduring and successful films, the Company seeks to maintain its position as a leading brand in animated feature films.

Critical Accounting Policies

Revenue Recognition

      The Company recognizes film revenue from the distribution of its animated feature films and related products when earned and reasonably estimable in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 00-2 — “Accounting by Producers or Distributors of Films.” The following conditions must be met in order to recognize revenue in accordance with SOP 00-2:

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

      Under the Co-Production Agreement, the Company shares equally with Disney in the profits of Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Revenues for Toy Story are governed by the terms of the Feature Film Agreement. Although revenues are based on the information received from Disney, the Company may make adjustments to that information based on estimates and judgments. For example, theatrical revenues may be adjusted for estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. Additionally, during the fourth quarter of fiscal 2003, the Company’s reporting period differed from that of Disney. Consequently, it was necessary to use a combination of information from Disney and estimates by the Company to determine the Company’s revenues for the period between Disney’s period end and the Company’s. The Company also makes adjustments to home video revenues for estimates on return reserves that may differ from those reported by Disney. The estimates on reserves may be adjusted periodically based on actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information. In addition, the Company utilizes margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of the Company’s participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of participation is reflected.

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

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Film Production Costs

      The Company capitalizes its share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. Film production costs in excess of reimbursable amounts from Disney are capitalized. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Substantially all of our resources are dedicated to the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses. In addition to the films produced, the Company is also working on concept development, pre-production and production for several new projects not covered as part of the Co-Production Agreement, the costs of which are capitalized as film costs. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

      Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

individual-film-forecast-computation method as defined in SOP 00-2. The amount of film costs that are amortized each quarter depends on how much future revenue is expected to be received from each film. The Company makes certain estimates and judgments of future gross revenues to be received for each film based on information received from Disney, historical results and management’s knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to net realizable value.

Significant Accounting Policies

Cash and Cash Equivalents

      The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of January 3, 2004 consisted of U.S. Treasury Bills and Federal Notes.

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

Research and Development Expenses

      Research and development expenses, net of Disney reimbursable expenses, are charged to operations as incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

established, additional costs would be capitalized. To date, the Company has not capitalized any software development costs after technological feasibility has been established on its software products. The Company believes the process for developing software is essentially completed concurrently with the establishment of technological feasibility and costs incurred thereafter have not been material.

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

Fiscal Year

      The Company’s fiscal year consists of the 52 or 53-week period ended with the Saturday nearest to December 31. The 2003 fiscal year ended January 3, 2004 and consisted of 53 weeks. The 2000 and 2001 fiscal years ended on December 29, 2001 and December 28, 2002, respectively, and each consisted of 52 weeks.

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

Net Income per Share

      Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period including using the treasury stock method for stock options.

Segment Reporting

      The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing perform-

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

ance as the source of reportable segments. The Company operates in a single operating segment. Information about the Company’s films and major customer is also disclosed.

Comprehensive Income

      Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities categorized as available-for-sale.

Reclassifications

      Certain amounts reported in previous years have been reclassified to conform to the 2003 financial statement presentation.

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

      The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Fiscal Year Ended

	December 29,	December 28,	January 3,
	2001	2002	2004

Net income:
As reported	$36,217	$89,950	$124,768
Fair value-based compensation cost, net of taxes	(7,998)	(13,159)	(16,856)

Pro forma net income	$28,219	$76,791	$107,912

Basic net income per share:
As reported	$0.75	$1.78	$2.30
Pro forma	$0.58	$1.52	$1.99
Diluted net income per share:
As reported	$0.71	$1.68	$2.17
Pro forma	$0.58	$1.49	$1.93

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that we had been following the fair value-based method since the beginning of 1996.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $13.95, $18.64 and $26.42 for fiscal years 2001, 2002, and 2003, respectively. Values were estimated using zero dividend yield for all years;

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

expected volatility of 45% for 2001, 52% for 2002 and 50% for 2003; risk-free interest rates of 4.34%, 3.59% and 2.97% for 2001, 2002, and 2003, respectively; and weighted-average expected lives of 4.0 years for 2001, 5.0 years for 2002 and 5.0 years for 2003.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation, (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

reported income, and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company continues to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25 and adopted the additional disclosure requirements of SFAS No. 148 in fiscal 2003.

(2)	Investments

      All investments were considered available-for-sale securities and consisted of the following (in thousands):

		Gross
		Unrealized	Estimated
	Cost	Gains	Fair Value

December 28, 2002:
U.S. Treasury Notes	$154,560	$2,066	$156,626
Federal agency obligations	136,553	1,473	138,026

	$291,113	$3,539	$294,652

January 3, 2004:
U.S. Treasury Notes	$236,388	$290	$236,678
Federal agency obligations	236,693	232	236,925

	$473,081	$522	$473,603

      The contractual maturities of available-for-sale securities as of January 3, 2004 are as follows (in thousands):

		Estimated
	Cost	Fair Value

Due within one year	$188,919	$189,251
Due after one year through two years	284,162	284,352

	$473,081	$473,603

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(3)	Balance Sheet Components

      Selected balance sheet components are as follows (in thousands):

	December 28,	January 3,
	2002	2004

Property and equipment:
Building and land	$117,131	$117,730
Furniture, fixtures and equipment	21,822	22,001
Construction in process	1,908	4,778

	140,861	144,509
Less accumulated depreciation and amortization	23,438	29,483

	$117,423	$115,026

Accrued liabilities:
Employee-related expenses	$6,073	$7,715
Accrued professional services	1,451	1,867
Accrued capital expenditures	692	1,764
Other	1,106	1,661

	$9,322	$13,007

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

Co-Production Agreement

      In 1997, the Company extended its original relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, the Company agreed to produce, on an exclusive basis, five original computer-animated feature films (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance, co-own and co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after Disney recovers all marketing and distribution costs and fees. The first three original Pictures produced under the Co-Production Agreement were A Bug’s Life, Monsters, Inc. and Finding Nemo. The Company is currently in various stages of production on the final two Pictures under this agreement: The Incredibles and Cars. As a sequel, Toy Story 2 did not count toward the Pictures; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the Pictures. See “— Relationship with Disney — Co-Production Agreement.”

      The term of the Co-Production Agreement continues until delivery to Disney of the fifth Picture, Cars, which is currently targeted for a 2005 holiday release. Since the April 2003 delivery of Finding Nemo, the

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company has had the ability to negotiate and enter into another distribution agreement with any other third party. The Company has produced five highly successful films to date, and believes that this success combined with the strength of its financial resources, position Pixar to negotiate a distribution arrangement with more favorable economic terms and full ownership of its films beyond the Co-Production Agreement. Although the Company looks forward to a more favorable agreement for films released after Cars, it understands that distributing its films through another studio may increase some of the risks Pixar faces in the motion picture industry.

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

Creative Development Group

      In addition to the films produced and in process under the Co-Production Agreement, Pixar’s creative development group is working on concept development, pre-production and production for several new projects that are not governed by the Co-Production Agreement. Costs related to these projects, including for example, the first feature film produced outside the existing Disney relationship (“Project 2006”), are therefore neither shared nor reimbursed by Disney. Such costs are capitalized as film costs and will be amortized under the individual-film-forecast-computation method assuming the concept development leads to a successful concept and realization of a film project, when it is expected that the film will be set for production. In the event a film is not set for production within three years from the time of the first capitalized transaction, such costs will be expensed.

Components of Capitalized Film Production Costs

      The total film production costs and related amounts capitalized are as follows (in thousands):

				Total
	2001			Through
	and Prior	2002	2003	2003

Released Films:
Pixar production costs	$150,678	$22,321	$12,301	$185,300
Disney production funding and reimbursement (unaudited)	173,749	22,321	12,301	208,371

Total film production costs (unaudited)	$324,427	$44,642	$24,602	393,671

Disney reimbursements of production costs (unaudited)				(208,371)
Amortization of deferred compensation				360
Participation fees				1,550
Amortization of film production costs				(157,690)

Total film production costs capitalized for released films				29,520

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

					Total
	2001				Through
	and Prior	2002	2003		2003

Films in Production:
Pixar production costs	$15,068	$21,580	$40,653		77,301
Disney production funding and reimbursement (unaudited)	14,077	18,807	29,827		62,711

Total film production costs (unaudited)	$29,145	$40,387	$70,480		140,012

Disney reimbursements of production costs (unaudited)					(62,711)

Total film production costs capitalized for films in production					77,301
Films in Development or Pre-production:
Pixar production costs	$361	$783	$(298	)(1)	846

Total film development and pre-production costs capitalized	$361	$783	$(298)		846

					$107,667

(1)	In the second quarter of 2003, the Company wrote-off of $1.9 million in costs previously capitalized for future film projects, which the Company determined would not be green-lighted for production within three years following their initial cost capitalization.

      Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the date of the Co-Production Agreement, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

		Fiscal Years Ended
	February 1997 to
	December 30, 2001	December 28, 2002	January 3, 2004

Research and development	$18,439	$6,846	$8,963
General and administrative	12,337	3,640	4,277

Total	$30,776	$10,486	$13,240

      For released films, the Company expects to amortize, based on current estimates, approximately $15 million to $19 million in capitalized film production costs during fiscal 2004. This forecast does not include amortization for The Incredibles, which is targeted for release on November 5, 2004. In addition, the Company has amortized more than 80% of each released film’s original production costs as of January 3, 2004, with the exception of Finding Nemo, which is projected to reach the 80% milestone in the first half of fiscal 2004.

      At December 28, 2002 and January 3, 2004, receivables from Disney aggregated $129.3 million and $197.2 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of expenditures for all films, and amounts due for miscellaneous reimbursements.

(5)	Related Party Transactions

      In conjunction with the signing of the Co-Production Agreement, Pixar issued to Disney two warrants, each exercisable for five years: one warrant to purchase 750,000 shares of Common Stock at an exercise price of $20.00 per share and another warrant to purchase 750,000 shares of Common Stock at an exercise price of

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

$25.00 per share. In October 2001, Disney fully exercised both warrants. In lieu of exercising the warrants for cash, Disney surrendered the warrants in exchange for 640,651 shares of Common Stock.

(6)	Income Taxes

      The components of income taxes from operations are as follows (in thousands):

	Fiscal Years Ended

	December 29,	December 28,	January 3,
	2001	2002	2004

Income taxes:
Current:
Federal	$8,089	$29,697	$49,623
State	(460)	3,997	8,270
Foreign	68	37	18

Total current taxes	7,697	33,731	57,911

Deferred:
Federal	2,867	(10,389)	(16,032)
State	378	(869)	(1,567)

Total deferred taxes	3,245	(11,258)	(17,599)

Charge in lieu of taxes attributable to employer stock option plans	9,063	38,601	39,361

Total tax provision	$20,005	$61,074	$79,673

      Income tax expense attributable to income from operations was $20.0 million, $61.1 million, and $79.7 million for fiscal 2001, 2002 and 2003 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as a result of the following (in thousands):

	Fiscal Years Ended

	December 29,	December 28,	January 3,
	2001	2002	2004

Expected income tax expense	$19,677	$52,858	$71,554
Increases (decreases) in tax resulting from:
State income taxes, net of federal tax effect	1,165	6,626	8,148
Non deductible expenses	1,084	351	255
Research and experimentation credits	(498)	(128)	—
Other tax credits	(698)	(182)	(396)
Other, net	(725)	1,549	112

Actual tax expense	$20,005	$61,074	$79,673

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 28,	January 3,
	2002	2004

Deferred tax assets:
Deferred compensation	$428	$392
Capitalized film costs	33,714	48,859
Reserves and accruals	3,685	3,527

Total deferred tax assets	37,827	52,778

Deferred tax liabilities
Deferred revenue	2,126	—
Deferred gain on investments	1,385	208
Property and equipment	1,597	1,074

Total deferred tax liabilities	5,108	1,282

Net deferred tax assets	$32,719	$51,496

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which temporary differences become deductible. At January 3, 2004, based on historical taxable income and projections of future taxable income, the Company believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, and therefore no valuation allowance against those assets has been provided.

(7)	Shareholders’ Equity

Stock Option Plans

      The Company has stock option plans for employees, consultants and non-employee directors that provide incentive and nonstatutory stock options.

      The option exercise price for incentive stock options is not less than the fair market value at the grant date. Nonstatutory options are granted at prices and terms determined by the Board of Directors, or a committee of the Board of Directors. Employee and consultant options generally vest 25% per year over four years. Initial grants to non-employee directors vest one-third annually for three years; subsequent grants vest after one year. All options have a term not greater than ten years from the date of grant. As of January 3, 2004, the Company had 2,336,178 shares reserved and available for issuance under the plans.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of activity under the option plans during fiscal 2001, 2002 and 2003 are as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 30, 2000	13,111,853	$24.46
Granted	992,500	34.55
Exercised	(1,171,933)	19.70
Forfeited	(421,908)	31.33

Outstanding at December 29, 2001	12,510,512	25.47
Granted	2,351,975	38.26
Exercised	(3,448,510)	22.77
Forfeited	(230,658)	31.43

Outstanding at December 28, 2002	11,183,319	28.87
Granted	1,650,750	56.25
Exercised	(2,578,710)	25.27
Forfeited	(259,750)	35.25

Outstanding at January 3, 2004	9,995,609	34.15

      For various price ranges, weighted-average characteristics of outstanding stock options at January 3, 2004 were as follows:

	Options Outstanding			Options Vested and Exercisable

		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$ 0.20 to $ 1.25	177,617	1.40	$0.40	177,617	$0.40
$ 9.60 to $14.50	301,003	2.68	12.31	301,003	12.31
$15.50 to $23.75	686,210	3.98	21.19	583,710	21.16
$26.50 to $34.00	5,312,276	6.76	28.88	1,947,836	28.56
$34.55 to $45.89	1,850,728	8.13	40.89	314,803	40.45
$48.13 to $61.50	1,102,275	9.06	51.17	84,775	53.50
$65.56 to $72.74	565,500	9.65	66.44	—	—

	9,995,609	7.02	34.15	3,409,744	26.11

      At January 3, 2004, there were 3,409,744 shares exercisable at a weighted-average exercise price of $26.11 per share. At December 29, 2001 and December 28, 2002, there were 4,775,182 and 3,593,426 shares exercisable, respectively, at weighted-average exercise prices of $19.23 and $22.05, respectively.

Employee Benefit Plans

      In 1992, the Company adopted a 401(k) Profit Sharing Plan (the 401(k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. For the plan year commencing December 29, 2002 and ending on January 3, 2004, employer match was 50% of deferrals up to 5% of eligible plan compensation, with a maximum calendar year contribution of $2,000 per participant.

      Employer match contributions vest immediately. The Company contributed $842,000, $943,000 and $1,015,000 to the 401(k) Plan for fiscal 2001, 2002 and 2003, respectively.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(8)	Commitments and Contingencies

Lease Commitments

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 3, 2004 were as follows (in thousands):

Fiscal Year

2004	$882
2005	314
2006	93
2007	74
After 2007	58

Total minimum lease payments	$1,421

      Rental expense from operating leases amounted to approximately $935,000, $814,000 and $982,000 for fiscal 2001, 2002 and 2003, respectively.

Participation Commitment

      The Company has obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered. The compensation is subject to a cap of $500,000 for each theatrical motion picture and a cap of $200,000 for each sequel or remake, with a total aggregate cap of $3,000,000. The Company paid participation fees of $500,000 in fiscal 2003 under this obligation. No payments were made in fiscal 2001 or 2002.

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

(9)	Significant Customer and Segment Reporting

Significant Customer

      In fiscal years 2001, 2002, and 2003, Disney represented 91%, 96% and 94% of total revenue, respectively, and 92%, 95%, and 97% of total accounts receivable, respectively.

Segment Reporting

      The chief operating decision-maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statements of income and the Company has no foreign operations. Therefore, the Company operates in a single operating segment.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company’s revenue segment information by film category follows (in thousands):

	Fiscal Years Ended

	2001	2002	2003

Finding Nemo	$—	$—	$189,166
Monsters, Inc.	12,144	141,452	22,559
Library titles(1)(2)	50,513	50,072	38,021
Animation services	708	2,067	637

	$63,365	$193,591	$250,383

(1)	Library titles include A Bug’s Life, Toy Story and Toy Story 2. For fiscal years 2001, 2002 and 2003, Toy Story 2 revenues of $23.4 million, $24.7 million and $22.1 million, respectively, have been reclassified to “Library titles” to conform to the current year presentation.

(2)	Fiscal 2002 includes adjustments that increased the net home video reserves and margins and merchandise revenues of Toy Story 2 and A Bug’s Life and contributed approximately $0.19 to diluted net income per share.

(10)	Net Income per Share Calculation

      Reconciliation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Years Ended

	2001			2002			2003

			Net			Net			Net
			Income			Income			Income
	Net		per	Net		per	Net		per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share

Basic net income per share	$36,217	48,276	$0.75	$89,950	50,473	$1.78	$124,768	54,219	$2.30
Effect of dilutive shares:
Stock options	—	2,754		—	2,927		—	3,203

Diluted net income per share	$36,217	51,030	$0.71	$89,950	53,400	$1.68	$124,768	57,422	$2.17

      Options to purchase 647,101, 222,495 and 195,574 shares of common stock in fiscal 2001, 2002 and 2003, respectively, were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

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

	Quarter Ended

	March 30	June 29	September 28	December 28

2002
Revenue	$37,073	$22,811	$102,456	$39,384
Gross profit	28,580	19,105	81,015	31,490
Net income	15,610	10,442	46,935	16,963
Basic net income per share	0.32	0.21	0.93	0.33
Diluted net income per share	0.30	0.20	0.87	0.31

	Quarter Ended

	March 29	June 28	September 27	January 3

2003
Revenue	$18,657	$48,876	$30,183	$164,782
Gross profit	15,707	41,071	25,894	141,768
Net income	8,178	19,524	13,193	83,873
Basic net income per share	0.15	0.36	0.24	1.52
Diluted net income per share	0.15	0.34	0.23	1.44

      Period-to-period comparisons of our results of operations may not be necessarily meaningful, as our annual and quarterly revenues may fluctuate due to the timing of our theatrical releases and related products, such as home video, television and merchandising. For example, revenues for the third quarter of fiscal 2002 were significantly higher than the third quarter of 2003 due to the September 2002 worldwide home video release of Monsters, Inc. In addition, revenue for the second and fourth quarter of 2003 were significantly higher than their respective periods in the previous year due to the May 2003 domestic theatrical release and November 2003 domestic home video and international theatrical releases of Finding Nemo.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Shareholders

Pixar:

      Under date of February 2, 2004, we reported on the balance sheets of Pixar as of December 28, 2002 and January 3, 2004, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 3, 2004, which are included in the 2003 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of Pixar’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California

February 2, 2004

PIXAR

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at		Deductions:
	Beginning		Write Off of	Balance at
Classification	of Year	Additions	Accounts	End of Year

	(In thousands)
Allowance for returns and doubtful accounts
Year ended December 29, 2001	$170	$394	$(12)	$552

Year ended December 28, 2002	$552	$9	$(373)	$188

Year ended January 3, 2004	$188	$—	$(2)	$186

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 2004.

PIXAR

By:	/s/ ANN MATHER

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVE JOBS Steve Jobs	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 18, 2004

/s/ ANN MATHER Ann Mather	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004

/s/ EDWIN E. CATMULL Edwin E. Catmull	President and Director	March 18, 2004

/s/ SKIP M. BRITTENHAM Skip M. Brittenham	Director	March 18, 2004

/s/ JOSEPH A. GRAZIANO Joseph A. Graziano	Director	March 18, 2004

/s/ LAWRENCE B. LEVY Lawrence B. Levy	Director	March 18, 2004

/s/ JOE ROTH Joe Roth	Director	March 18, 2004

Signature	Title	Date

/s/ LARRY W. SONSINI Larry W. Sonsini	Director	March 18, 2004

/s/ JOHN S. WADSWORTH, JR. John S. Wadsworth, Jr.	Director	March 18, 2004

INDEX TO EXHIBITS

Exhibit
Number	Exhibits

3.1	Amended and Restated Articles of Incorporation (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)
3.2	Amended and Restated Bylaws (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 0-26976)
4.1	See Exhibit 3.1
4.2	See Exhibit 3.2
4.3	Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.5 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)
10.1*	1995 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement, Commission File No. 333-71706)
10.2*	1995 Director Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 0-26976)
10.3*	Form of Indemnification Agreement entered into between the Registrant and each of the executive officers and directors (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)
10.4	Agreement between the Registrant and Walt Disney Pictures dated May 3, 1991, as amended (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)(1)
10.5*	Employment Agreement between the Registrant and John Lasseter dated March 21, 2001 (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 0-26976)(1)
10.6	Co-Production Agreement between the Registrant and Walt Disney Pictures and Television dated February 24, 1997 (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-26976)(1)
10.7*	Offer letter between Ms. Lois Scali and Pixar dated January 23, 2003
10.8	Reimbursement Agreement between the Registrant and Steve Jobs dated June 19, 2003 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, Commission File No. 0-26976)
23.1	Consent of Independent Auditors
24.1	Power of Attorney (See page 77)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.

*	Indicates management compensatory plan, contract or arrangement.