Form 10-Q
period 2004-04-03
PIXAR \CA\
filed 2004-05-13
CIK 1002114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

   (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number: 0-26976

Pixar

(Exact name of registrant as specified in its charter)

California(State or other jurisdiction of Incorporation or organization)	68-0086179(I.R.S. Employer Identification No.)

1200 Park Avenue, Emeryville, California(Address of principal executive offices)	94608(Zip code)

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

     The number of shares outstanding of the Registrant’s Common Stock as of May 5, 2004 was 56,227,655.

Pixar
FORM 10-Q
Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PIXAR

BALANCE SHEETS

(Unaudited, in thousands, except share data)

	April 3,	January 3,
	2004	2004
ASSETS
Cash and cash equivalents	$52,398	$48,320
Investments	489,508	473,603
Trade receivables, net	1,467	2,152
Receivable from Disney	197,672	197,177
Other receivables	3,404	4,465
Prepaid expenses and other assets	2,349	1,047
Deferred income taxes	51,738	51,496
Property and equipment, net	115,161	115,026
Capitalized film production costs	115,992	107,667

Total assets	$1,029,689	$1,000,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,310	$1,803
Income taxes payable	11,579	37,595
Accrued liabilities	11,679	13,007
Unearned revenue	6,142	8,038

Total liabilities	31,710	60,443

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; no par value; 100,000,000 shares authorized; 56,174,231 and 55,473,176 issued and outstanding as of April 3, 2004 and January 3, 2004, respectively	578,102	546,999
Accumulated other comprehensive income (loss)	(62)	314
Retained earnings	419,939	393,197

Total shareholders’ equity	997,979	940,510

Total liabilities and shareholders’ equity	$1,029,689	$1,000,953

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Quarter Ended
	April 3,	March 29,
	2004	2003
Revenue:
Film	$51,092	$16,375
Software	2,732	2,282

Total revenue	53,824	18,657

Cost of revenue	5,904	2,950

Gross profit	47,920	15,707

Operating expenses:
Research and development	3,398	2,321
Sales and marketing	372	388
General and administrative	3,076	2,385

Total operating expenses	6,846	5,094

Income from operations	41,074	10,613
Other income	2,896	2,904

Income before income taxes	43,970	13,517
Income tax expense	17,228	5,339

Net income	$26,742	$8,178

Basic net income per share	$0.48	$0.15
Shares used in computing basic net income per share	55,791	53,046
Diluted net income per share	$0.46	$0.15
Shares used in computing diluted net income per share	58,607	56,161

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Quarter Ended
	April 3,	March 29,
	2004	2003
Cash flows from operating activities:
Net income	$26,742	$8,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,764	1,961
Capitalized film production costs	(14,137)	(12,661)
Amortization of capitalized film production costs	5,812	2,856
Tax benefit from stock option exercises	10,955	4,198
Deferred income taxes	(242)	(389)
Gain on sales of investments	(648)	(207)
Changes in operating assets and liabilities:
Trade and other receivables, net	1,746	1,533
Receivable from Disney	(495)	101,445
Prepaid expenses and other assets	(1,302)	1,067
Accounts payable	507	(510)
Income taxes payable	(26,016)	—
Accrued liabilities	(1,328)	1,381
Unearned revenue	(1,896)	(162)

Net cash provided by operating activities	1,462	108,690

Cash flows from investing activities:
Purchases of property and equipment	(1,899)	(1,743)
Proceeds from sale of investments	313,739	55,787
Purchases of investments	(329,372)	(142,095)

Net cash used in investing activities	(17,532)	(88,051)

Cash flows from financing activities:
Proceeds from exercised stock options	20,148	8,214

Net cash provided by financing activities	20,148	8,214

Net increase in cash and cash equivalents	4,078	28,853
Cash and cash equivalents at beginning of period	48,320	44,431

Cash and cash equivalents at end of period	$52,398	$73,284

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$33,875	$—

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments, net of taxes	$(376)	$(571)

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations, and cash flows of Pixar (or the “Company”) for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of January 3, 2004 and for each of the years in the three-year period ended January 3, 2004, including notes thereto. These audited financial statements are included in Pixar’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2004.

     The results of operations for the quarter ended April 3, 2004 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 2004 financial statement presentation.

(2) Fiscal Year

     Pixar operates on a 52 or 53-week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal 2004 will end on January 1, 2005 and will consist of 52 weeks.

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

     The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Quarter Ended
	April 3,	March 29,
	2004	2003
Net income:
As reported	$26,742	$8,178
Fair value-based compensation cost, net of taxes	(4,510)	(1,612)

Pro forma net income	$22,232	$6,566

Basic net income per share:
As reported	$0.48	$0.15
Pro forma	$0.40	$0.12
Diluted net income per share:
As reported	$0.46	$0.15
Pro forma	$0.39	$0.12

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value-based method since the beginning of 1996.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $26.47 and $23.87 for the quarters ended April 3, 2004 and March 29, 2003, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 42% and 51% for the quarters ended April 3, 2004 and March 29, 2003, respectively; risk-free interest rates of 3.09% and 2.84% for the quarters ended April 3, 2004 and March 29, 2003, respectively; and weighted-average expected lives of 5.0 years.

(4) Net Income per Share

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options. Of the outstanding options to purchase shares of common stock, for the quarters ended April 3, 2004 and March 29, 2003, options to purchase approximately 374,000 shares and 52,000 shares, respectively, of common stock were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

     The reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Quarter Ended
	April 3,			March 29,
	2004			2003
			Net			Net
	Net		Income	Net		Income
	Income	Shares	per Share	Income	Shares	per Share
Basic net income per share	$26,742	55,791	$0.48	$8,178	53,046	$0.15
Effect of dilutive shares:
Options		2,816			3,115

Diluted net income per share	$26,742	58,607	$0.46	$8,178	56,161	$0.15

(5) Comprehensive Income

     Other comprehensive income (loss) consists of unrealized holding gains or losses on the Company’s investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

	Quarter Ended
	April 3,	March 29,
	2004	2003
Net income	$26,742	$8,178
Unrealized holding losses on investments, net of tax benefit	(376)	(571)

Comprehensive income	$26,366	$7,607

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

Creative Development Group

     In addition to the films produced and in process under the Co-Production Agreement, Pixar’s creative development group is working on concept development, pre-production and production for new projects that are not governed by the Co-Production Agreement. Costs related to these projects, including for example, the first feature film produced outside the existing Disney relationship (“Project 2006”), are therefore neither shared nor reimbursed by Disney. Such costs are capitalized as film costs and will be amortized under the individual-film-forecast-computation method assuming the concept development leads to a successful concept and realization of a film project, when it is expected that the film will be set for production. In the event a film is not set for production within three years from the time of the first capitalized transaction, such costs will be expensed.

Components of Capitalized Film Production Costs

     The total film production costs and related amounts capitalized are as follows (in thousands):

	Total Through
	April 3,	January 3,
	2004	2004
Released films	$188,021	$187,210
Less: Cumulative amortization of film production costs	(163,502)	(157,690)

Total film production costs capitalized for released films	24,519	29,520
Films in production	90,217	77,301
Films in development or pre-production	1,256	846

Total film production costs capitalized	$115,992	$107,667

     Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the beginning of each respective fiscal year, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

	Quarter Ended
	April 3,	March 29,
	2004	2003
Research and development	$1,874	$1,723
General and administrative	911	998

Total	$2,785	$2,721

     For released films, the Company expects to amortize, based on current estimates, approximately $9 million to $12 million in capitalized film production costs over the succeeding twelve-month period. This forecast does not include amortization for The Incredibles, which is targeted for release on November 5, 2004. The Company has amortized more than 80% of each released film’s original production costs as of April 3, 2004, with the exception of Finding Nemo, which is projected to reach the 80% milestone by the end of fiscal 2004.

     At April 3, 2004 and January 3, 2004, receivables from Disney aggregated $197.7 million and $197.2 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of production expenditures for all films under the Co-Production Agreement and amounts due for miscellaneous reimbursements.

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

     The Company’s revenue segment information by film category follows (in thousands):

	Quarter Ended
	April 3,	March 29,
	2004	2003
Finding Nemo	$40,183	$—
Monsters, Inc.	2,443	8,573
Library titles (1)	8,332	7,711
Animation services	134	91

	$51,092	$16,375

(1)	Library titles include Toy Story, A Bug’s Life and Toy Story 2.

(8) New Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an accounting standard that would become effective in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company’s financial statements.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not materially affect the Company’s revenue recognition policies, or the Company’s results of operations, financial position or cash flows.

     In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue No. 03-1 states that companies carrying debt and equity securities at amounts higher than the securities’ fair values will soon have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. Issue No. 03-1 is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company believes that the adoption of EITF No. 03-1 will not have a material effect on its results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our target earnings per share for the second quarter of fiscal 2004, our anticipated revenues and operating expenses, our expectations on DVD penetration and the resulting effect on our home video sales and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 15 through 24. Particular attention should be paid to the cautionary language in Risk Factors “— To meet our fiscal 2004 earnings projections, we are dependent on our feature films and the accuracy of our forecasts,” “— Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” “— Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” and “— The Co-Production Agreement imposes several risks and restrictions on us.” Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following discussion should be read in conjunction with the section entitled “Risk Factors” on pages 15 through 24 below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 3, 2004 in addition to our interim financial statements and notes included elsewhere in this report.

Overview

     Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. In 1991, we entered into a feature film agreement (the “Feature Film Agreement”) with Walt Disney Pictures, a wholly owned subsidiary of the Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), for the development and production of up to three animated feature films to be marketed and distributed by Disney. It was pursuant to the Feature Film agreement that Toy Story was developed, produced, and distributed. Our share of revenues and expenses from Toy Story is governed by the terms of the Feature Film Agreement.

     In February 1997, we entered into the Co-Production Agreement (which, except for certain economic provisions applicable to Toy Story, superseded the Feature Film Agreement) with Disney pursuant to which we, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures, and share equally in the profits of each Picture and any related merchandise as well as other ancillary products, after recovery of all marketing and distribution costs (which Disney finances), a distribution fee paid to Disney and any other predefined fees or costs, including any participations provided to talent. The Co-Production Agreement generally provides that we will be responsible for the production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture.

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

     The term of the Co-Production Agreement continues until delivery to Disney of Cars. Since the delivery of Finding Nemo, we have had the ability to negotiate and enter into another distribution agreement with any other third party. We have produced five highly successful films to date, and we believe that this success combined with the strength of our financial resources, position us to negotiate a distribution arrangement beyond the Co-Production Agreement with more favorable economic terms and full ownership of our films. In January 2004, we announced that we had ended our discussions with Disney on extending our existing arrangement with them. We are currently exploring other alternatives. Although we look forward to a more favorable agreement for films released after Cars, we also understand that ending our relationship with Disney may increase some of the risks we face in the motion picture industry. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us,” “Risk Factors — We experience intense competition with respect to our animated feature films, animation products, and software” and “Risk Factors — We face various distribution risks with respect to our feature films.”

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

Target Earnings per Share for the Second Quarter of Fiscal 2004

     We expect continuing international home video revenues from Finding Nemo to drive our results for the second quarter, particularly from its release in Spain, France, and Japan. Based on the popularity of the film at the international box office, and considering the growing trends of the DVD format, our home video sales projections are now expected to trend higher than those of Monsters, Inc. However, we anticipate that these gains will be somewhat mitigated by increases in marketing costs. Our net units take into account certain return reserves for the Finding Nemo home video which differ from those estimated by Disney. We will evaluate these projections on a quarterly basis and adjust them in future periods, if necessary. Revenues from the domestic pay television licensing of Finding Nemo are also expected in the second quarter, along with some contributions from merchandise and home video for our films. Accordingly, we are targeting diluted earnings per share of approximately $0.30 for the second quarter of fiscal 2004.

     These statements regarding our targeted earnings per share are forward-looking, and actual results may differ materially. Factors that could cause actual results for the second quarter of fiscal 2004 to differ include, but are not limited to: (1) the timing and amount of worldwide revenues and distribution costs from The Incredibles, Finding Nemo, Monsters, Inc. and other titles in our film library, (2) the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our common stock and related volatility, (6) potential delays in the release dates of our films, (7) final terms of our future distribution deal, and (8) external socioeconomic and political events that are beyond our control. Please see “Risk Factors” for a more detailed discussion of these factors.

Recent Developments

Changes in Management

     In March 2004, we announced that Ann Mather, Executive Vice President and Chief Financial Officer, will retire in May 2004 to devote more time to her family. We also announced that Simon Bax would become Pixar’s new Executive Vice President and Chief Financial Officer in May 2004. Mr. Bax has over 20 years of financial operations experience, including more than 7 years as the Chief Financial Officer of Fox Filmed Entertainment.

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

     Under the Co-Production Agreement, we share equally with Disney in the profits of Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Our revenues for Toy Story are governed by the terms of the Feature Film Agreement. The amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although Disney provides us with the most current information available to enable us to recognize our share of revenue and determine our film gross profit, in the past we have made adjustments, and we are likely to make adjustments in the future, to that information based on our estimates and judgments. For example, in the past, our theatrical revenues have been adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. Disney may provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless we obtain compelling explanations for such differences, we have and may continue to record reserves more in line with our historical experience. The estimates on reserves may be adjusted in future periods as additional information becomes available, such as actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information.

     We also utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of our participation is reflected. We also have the right to audit Disney’s books and records related to the Pictures according to the terms of the Co-Production Agreement. Additionally, during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, our fiscal reporting periods differed from that of Disney. Consequently, it was necessary to use a combination of information from Disney and our own estimates to determine our revenues for the periods between Disney’s fiscal period end and ours. Any revenue received in advance from Disney is deferred and recorded as revenue when earned.

     Any adjustments resulting from changes to our estimated reserves, margin normalization or updated information from Disney, noted above, could have a material effect on our financial statements in any given quarter or quarters. For example, during 2002 and 2003, there were a number of adjustments to our earnings resulting from the aforementioned estimates, as well as our reliance on Disney. During fiscal 2002, one-time adjustments to A Bug’s Life and Toy Story 2 home video reserves and margins and merchandising revenues had a positive net impact of $0.19 to our diluted net income per share. We also received updated information from Disney in the first quarter of fiscal 2003, which decreased previously recorded home video expenses by $3.2 million for all of our film titles on a cumulative basis. This resulted in an increase of $0.03 to our diluted net income per share for our first quarter of fiscal 2003. During the second quarter of fiscal year 2003, we recognized an adjustment which reduced our Monsters, Inc. domestic home video revenue after we received updated information from Disney, which reflected higher returns of domestic home video than had been originally anticipated. This adjustment reduced our home video revenues by $4.4 million and had a net impact of $0.04 to our diluted net income per share in the second quarter of fiscal 2003. We also received a settlement on Monsters, Inc. merchandise revenue for the third quarter of fiscal 2003, which resulted in an increase of $3.5 million to our revenues and $0.03 to our diluted net income per share.

     In accordance with the provisions of SOP 00-2, a film is classified as a library title after three years from the film’s initial release. Currently, Toy Story, A Bug’s Life and Toy Story 2 are classified as library titles. Monsters, Inc. will be classified as a library title beginning in the third quarter of fiscal 2004. The term library titles is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with our revenue recognition policy for film revenue.

     Software Revenue

     Revenue for software licenses are recognized in compliance with SOP 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, With Respect to Certain Transactions.” Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery of the product has occurred;

•	the fee is fixed or determinable; and

•	collection of these fees is probable.

     SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as support services, based on the relative fair values of the elements. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

     Software maintenance is recorded as deferred revenue and is recognized ratably over the term of the agreement, which is generally twelve months.

Film Production Costs

     We capitalize our share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. With regard to the Pictures, we capitalize film production costs in excess of reimbursable amounts from Disney. With respect to Project 2006, our first feature film outside of our existing Disney relationship, and beyond, we capitalize all film production costs. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses. In addition to the films produced, we are also working on concept development for several new projects.

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

Results of Operations

     Our results for the quarter ended April 3, 2004 were driven primarily by worldwide home video revenue, continuing foreign theatrical revenue, merchandising, and ancillary royalties from Finding Nemo as well as continued worldwide home video revenue and merchandising from Monsters, Inc. and our library titles.

Revenue

     Total revenue, which consists of film revenue and software revenue, was $53.8 million for the quarter ended April 3, 2004 compared to $18.7 million in the corresponding prior year period. The period-over-period increase was largely due to the timing and success of Finding Nemo’s worldwide home video performance and continued foreign theatrical revenues in the first quarter of fiscal 2004.

     Film revenue for the quarter ended April 3, 2004 was $51.1 million compared with $16.4 million in the corresponding prior year period. The increase in revenues for the current quarter as compared to the corresponding prior year quarter is due primarily to Finding Nemo. Film revenue for the quarter ended April 3, 2004 consisted of $40.2 million from Finding Nemo related primarily to worldwide home video revenue, worldwide theatrical revenues, merchandising, and ancillary royalties. Also included in our film revenues for the first quarter ended April 3, 2004 was $8.3 million from our library titles, which consisted of merchandise sales, worldwide home video sales and ancillary royalties and $2.4 million from Monsters, Inc.

     Film revenue for the quarter ended March 29, 2003 consisted of $8.6 million from Monsters, Inc., which related primarily to revenues from domestic pay television licensing, and to a lesser extent, revenues from pay-per-view and merchandise sales. Also included in our film revenue for the first quarter ended March 29, 2003 was $7.7 million from our library titles, which consisted of continued worldwide home video sales, merchandise sales, international television licensing and ancillary royalties. During the first quarter of fiscal 2003, we received additional information from Disney that decreased home video expenses for all of our film titles on a cumulative basis and contributed approximately $3.2 million to our net revenues and $0.03 to our fully diluted net income per share.

     In May 2003, two of our library titles, Toy Story and Toy Story 2, were placed on a domestic home video sales moratorium.

     Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we receive associated royalty revenue on a quarterly basis. Software revenue for the quarter ended April 3, 2004 was $2.7 million compared to $2.3 million in the corresponding prior year period, resulting from increases in RenderMan® software licensing sales during the period. In spite of the increase in software revenue for the quarter ended April 3, 2004, our primary focus is on content creation for animated feature films and related products, and as a result, we have not increased the time and resources necessary to generate consistently higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenues derived from software licenses. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the term of the agreement, which is generally twelve months.

     For the quarter ended April 3, 2004, Disney accounted for 92% of our total revenue compared to 89% for the corresponding prior year period. The revenue from Disney consisted primarily of film related revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2004 and for the near future.

Cost of Revenue

     Cost of revenue includes cost of film revenue and cost of software revenue. Cost of film revenue for the quarter ended April 3, 2004 was $5.9 million compared to $2.9 million in the corresponding prior year period. Cost of film revenue represents amortization of capitalized film production costs. See “Capitalized Film Production Costs” below. For the quarter ended April 3, 2004, cost of film revenue represented amortization of capitalized film production costs associated with Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life, and represented 12% of total film revenue as compared to 18% for the corresponding prior year period. The decrease in cost of film revenue as a percentage of total film revenue for the quarter ended April 3, 2004 compared to the prior year period can be attributable to a higher proportion of revenues resulting from Finding Nemo, which had a lower amortization percentage than Monsters, Inc. in the prior period, since we expect to receive more revenues from Finding Nemo over its lifetime. Additionally, the cost amortization percentages from Monsters, Inc. and our library titles have declined in the current quarter relative to the corresponding prior year period due to increases in their ultimate revenues.

     Cost of software revenue consists of the direct costs and manufacturing overhead required to reproduce and package our software products. Cost of software revenue as a percentage of the related revenue was less than 1% for the quarter ended April 3, 2004 as compared to 1% for the corresponding prior year period.

Operating Expenses

     Total operating expenses were $6.8 million for the quarter ended April 3, 2004 compared to $5.1 million in the corresponding prior year period. The increase in operating expenses over the prior year period reflects the growth experienced by the studio as we ramp up to meet the demands of multiple films in production and an increased proportion of operating expenses previously shared with Disney. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected. For example, in February 2003, we approved Project 2006 for production, and because it is our first feature film to be produced outside of the existing relationship with Disney, certain costs that have been reimbursed by Disney in our previous films will now be expensed as incurred.

     Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary Marionette™ and Ringmaster™ animation and production management software and for creative development for future films. Research and development expenses increased to $3.4 million for the quarter ended April 3, 2004 from $2.3 million for the corresponding prior year period due to an increase in employee related costs, our incurring a larger share of operating expenses previously shared with Disney, increased legal expenses related to our intellectual properties and an increase in expenses related to short film projects. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software sales. Sales and marketing expenses of $372,000 and $388,000 remained relatively consistent for the quarters ended April 3, 2004 and March 29, 2003, respectively. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations and corporate marketing related to our films.

     General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $3.1 million for the quarter ended April 3, 2004 from $2.4 million in the corresponding prior year period. The increase was due primarily to increased professional services fees, employee related costs, and an increased proportion of operating expenses previously shared with Disney. General and administrative expenses may continue to increase in future periods.

Other Income, Net

     Other income, net was $2.9 million for the quarters ended April 3, 2004 and March 29, 2003, and consists primarily of interest income on investments. Even though cash, cash equivalents and investments increased over the comparable prior year period, lower interest rates for the quarter ended April 3, 2004 caused interest income to remain comparable to the quarter ended March 29, 2003.

Income Tax Expense

     Income tax expense for the quarter ended April 3, 2004 approximates the federal and state statutory income tax rate of 39.2% versus 39.5% in the same period of the prior year.

Capitalized Film Production Costs

     We had $116.0 million in capitalized film production costs as of April 3, 2004, consisting primarily of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. Capitalized film production costs also include costs related to Project 2006, our first Pixar-only financed film. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

     Cash, cash equivalents and investments increased to $541.9 million by the end of the first quarter of fiscal 2004, an increase of $20.0 million since

January 3, 2004. The increase was primarily due to cash received from Disney for our share of film revenue, particularly relating to Finding Nemo worldwide theatrical revenue and home video sales, along with proceeds from stock option exercises, interest income and software revenue, offset by film production costs. Net cash provided by operating activities for the quarter ended April 3, 2004 of $1.5 million was primarily attributable to net income of $26.7 million resulting primarily from film revenue related to Finding Nemo, Monsters, Inc., and our film library, the non-cash impact of the tax benefit from stock option exercises of $11.0 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs of $7.6 million, a decrease in trade and other receivables of $1.7 million, offset by a decrease in income taxes payable of $26.0 million, capitalized film production costs of $14.1 million, a decrease in unearned revenue of $1.9 million, a decrease in accrued liabilities of $1.3 million and an increase in prepaid expenses and other assets of $1.3 million. Net cash used in investing activities of $17.5 million primarily consisted of the purchase of investments of $329.4 million and property and equipment of $1.9 million, offset by net proceeds from sales of investments of $313.7 million. Net cash provided by financing activities consisted entirely of proceeds of $20.1 million from exercised stock options.

     Net cash provided by operating activities for the quarter ended March 29, 2003 of $108.7 million was primarily attributable to a decrease of $101.4 million in our receivable from Disney as a result of cash received, net income of $8.2 million and the non-cash impact of the tax benefit from stock option exercises of $4.2 million, partially offset by capitalized film production costs of $12.7 million. Net cash used in investing activities of $88.1 million primarily consisted of investments in securities of $142.1 million, offset by proceeds from the sales of investment securities of $55.8 million. Net cash provided by financing activities consisted entirely of proceeds of $8.2 million from exercised stock options.

     As of April 3, 2004, our principal source of liquidity was approximately $541.9 million in cash, cash equivalents and investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the next two original animated feature films we have in production, The Incredibles and Cars. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. Additionally, we have already approved for production our first film beyond the Co-Production Agreement and will finance those costs entirely. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

     Film Production Costs. For the remainder of 2004, we expect to spend approximately $55 million to $60 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

     Capital Expenditures. For the remainder of 2004, we expect to spend approximately $15 million to $18 million related to capital expenditures for our Emeryville headquarters and studio and other facility related projects.

     We believe that our current available funds and forecasted cash from operations for the remainder of 2004 will be sufficient to satisfy our currently anticipated cash needs for working capital and capital expenditures, including the production costs of The Incredibles and Cars, the remaining post-production costs for Finding Nemo, as well as the production and development costs associated with films not covered under the Co-Production Agreement. There can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville facility and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

     Contractual Obligations. At April 3, 2004, we had contractual commitments to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,201	$662	$481	$58	$—

Total	$1,201	$662	$481	$58	$—

Off-Balance Sheet Arrangements

     As of April 3, 2004, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an accounting standard that would become effective in 2005. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our results of operations, financial position or cash flows.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue

Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flows.

     In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue No. 03-1 states that companies carrying debt and equity securities at amounts higher than the securities’ fair values will soon have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. Issue No. 03-1 is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. We believe the adoption of EITF No. 03-1 will not have a material effect on our results of operations, financial position or cash flows.

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

     For the remainder of 2004, our revenue and operating results will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs for The Incredibles, Finding Nemo, Monsters, Inc., and to a lesser extent, the titles in our film library, (2) the timing, accuracy and sufficiency of the information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility, (6) potential delays in the release date of The Incredibles, (7) the terms of our next distribution arrangement and (8) external socioeconomic and political events that are beyond our control.

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

     For our business to be successful, our films must achieve box office success. While we have been successful in the release of our first five feature films, this level of success is highly unusual in the motion picture industry, and our future releases may not achieve similar results. For the remainder of fiscal 2004, we will be dependent primarily on the foreign home video sales and worldwide television licensing from Finding Nemo and the worldwide theatrical and merchandising success of our sixth feature film, The Incredibles. In addition, for the remainder of 2004, we expect further contributions from Monsters, Inc. through worldwide television licensing and home video revenues and on-going revenues from our library titles. If The Incredibles, Finding Nemo and Monsters, Inc. do not generate sufficient revenues from these sources, our 2004 results would be adversely affected. To date, we have recognized most of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug’s Life.

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

     In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of the information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided, which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us, and has in the past informed us, of additional distribution costs to those previously forecasted. Such adjustments have impacted and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, we also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. Disney may provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless we obtain compelling explanations for such differences, we have and may continue to record reserves more in line with our historical experience. The estimates on reserves may be adjusted in future periods as additional information becomes available, such as actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information.

     We also utilize margin normalization, such as with merchandising or home video, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of our participation is reflected. We also have the right to audit Disney’s books and records related to the Pictures according to the terms of the Co-Production Agreement. Additionally, during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, our fiscal reporting periods differed from that of Disney. Consequently, it was necessary to use a combination of information from Disney and our own estimates to determine our revenues for the periods between Disney’s fiscal period end and ours. Any revenue received in advance from Disney is deferred and recorded as revenue when earned.

     Any adjustments resulting from changes to our estimated reserves, margin normalization or updated information from Disney, noted above, could have a material effect on our financial statements in any given quarter or quarters. For example, during fiscal 2002 and 2003, there were a number of adjustments to our earnings resulting from the aforementioned estimates, as well as our reliance on Disney. During fiscal 2002, one-time adjustments to A Bug’s Life and Toy Story 2 home video reserves and margins and merchandising revenues had a positive net impact of $0.19 to our diluted net income per share. We also received updated information from Disney in the first quarter of fiscal 2003 which decreased previously recorded home video expenses by $3.2 million for all of our film titles on a cumulative basis. This resulted in an increase of $0.03 to our diluted net income per share for our first quarter of fiscal 2003. During the second quarter of fiscal year 2003, we recognized an adjustment which reduced our Monsters, Inc. domestic home video revenue after we received updated information from Disney, which reflected higher returns of domestic home video than had been originally anticipated. This adjustment reduced our home video revenues by $4.4 million and had a net impact of $0.04 to our diluted net income per share in the second quarter of fiscal 2003. We also received a settlement on Monsters, Inc. merchandise revenue for the third quarter of fiscal 2003, which resulted in an increase of $3.5 million to our revenues and $0.03 to our diluted net income per share.

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

     Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney, and we share such costs equally. We capitalize our share of direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs is incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the first quarter of fiscal 2004 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we continue production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or shared with Disney.

Film production budgets may increase, and film production spending may exceed such budgets.

     Our future film budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing or the development of new proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. The budget for The Incredibles and Cars and subsequent films and related products are expected to be greater than the budgets for our previous films. Under the Co-Production Agreement, we will continue to finance the budgets of The Incredibles and Cars equally with Disney. In addition, we have approved for production our first Pixar-only financed film, Project 2006. Due to production exigencies, which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs, which are currently shared with Disney and treated as film costs, increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

     Our fiscal 2004 earnings are expected to include revenues attributable to non-film related sources including software revenue; however, there can be no assurance as to the timing and amount of such revenues.

Other non-film revenue and expenses.

     Our fiscal 2004 earnings are expected to include our forecast of other non-film related sources such as interest income and our effective tax rate. Interest income is difficult to predict and can fluctuate depending on our cash balance as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. For example, in the first quarter of fiscal 2004, our average cash, cash equivalents and investment balances increased; however, net interest income remained constant compared to the corresponding prior year period due to declining interest rates. Income tax expense may also fluctuate. Our income tax rate for fiscal 2003 approximated statutory rates, and we expect that our income tax rate for fiscal 2004 will also approximate statutory rates; however, our effective tax rate may fluctuate in future periods.

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

     Our operating expenses fluctuate

     Operating expenses for the first quarter of fiscal 2004 increased in comparison to the same period in fiscal 2003, and we expect to continue to increase our operating expenses to fund greater levels of research and development, to ramp up to meet the demands of multiple films in production and to expand operations. In addition, we expect our spending levels may increase significantly due to the following:

•	continued investment in proprietary software systems,

•	continued and potentially increasing competition costs for creative, technical and administrative talent,

•	increased costs associated with the expansion of our facilities,

•	increased number of personnel required to support studio growth as we have multiple films in parallel production,

•	increased investment in creative development and our Pixar-only financed films,

•	increased proportion of operating expenses previously shared with Disney, and

•	increased investment in administrative functions to support our expanding operations.

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

     We also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-

Production Agreement and, therefore, may develop, produce or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties. However, if Disney produces any derivative works without Pixar, we are entitled to receive passive royalties pursuant to the terms of the Co-Production Agreement. See “Risk Factors — We experience intense competition with respect to our animated feature films, animation products, and software.”

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

     Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Simon Bax, Sarah McArthur and Lois Scali. We do not currently have “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, who has been fundamental to Pixar’s relationship with Disney; however, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. The loss of the services of any of Messrs. Jobs, Lasseter, Bax, Dr. Catmull, Ms. McArthur, Ms. Scali or of other key employees, especially our film directors, producers, animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition.

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

     We are currently co-financing our remaining two unreleased Pictures, The Incredibles and Cars pursuant to the Co-Production Agreement. We are also solely financing Project 2006. In the future, we may co-finance other derivative works such as sequels and television productions. The future development and production costs of The Incredibles, Cars, Project 2006 and films beyond, and any future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. We expect to fully finance the production costs of films for release after Cars. As of April 3, 2004, we had approximately $541.9 million in cash, cash equivalents and investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the development and production costs of The Incredibles and Cars, as well as development and production costs for Project 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

     Our Chief Executive Officer, Steve Jobs, beneficially owns approximately 53.4% of our outstanding Common Stock as of April 3, 2004. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

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

     Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently have twenty-eight patents in force in the United States and fourteen patents in force in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult and expensive. In addition, effective copyright, patent and trade secret protection may be unavailable or limited in certain foreign countries. We generally rely on “electronically delivered” software licenses that include an electronic acceptance by the purchaser, which may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable.

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

     The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, speculation about the negotiation of terms or conditions of our next distribution arrangement, or socioeconomic, political or other factors. For example, during fiscal 2003, our Common Stock closed as low as $50.19 and as high as $74.20 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

Our reported financial results could be affected if significant changes in current accounting principles are adopted.

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

     All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at April 3, 2004. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than 1 Year	Over 1 Year	Total
Available-for-sale securities	$242,848	$246,660	$489,508
Weighted-average interest rate	2.29%	1.97%	2.13%

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

     (b) Reports on Form 8-K The following current report on Form 8-K was filed by Pixar during Pixar’s first fiscal quarter ended April 3, 2004: Current Report on Form 8-K dated February 4, 2004, furnishing pursuant to Item 12 Pixar’s press release regarding its financial results for the fourth quarter and year ended January 3, 2004.

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

Date: May 13, 2004

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