Form 10-Q
period 2004-07-03
PIXAR \CA\
filed 2004-08-12
CIK 1002114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

or

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

     Yes [X] No [  ].

     The number of shares outstanding of the Registrant’s Common Stock as of August 4, 2004 was 56,541,329.

Pixar
FORM 10-Q
Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PIXAR

BALANCE SHEETS

(Unaudited, in thousands, except share data)

	July 3,	January 3,
	2004	2004
ASSETS
Cash and cash equivalents	$35,826	$48,320
Investments	719,366	473,603
Trade receivables, net	1,818	2,152
Receivable from Disney	23,885	206,569
Other receivables	7,351	4,465
Prepaid expenses and other assets	1,365	1,047
Deferred income taxes	52,514	51,496
Property and equipment, net	117,027	115,026
Capitalized film production costs	122,833	107,667

Total assets	$1,081,985	$1,010,345

LIABILITIES AND SHAREHOLDERS ’ EQUITY
Accounts payable	$1,132	$1,803
Income taxes payable	3,567	37,595
Accrued liabilities	13,279	13,007
Unearned revenue	17,070	17,430

Total liabilities	35,048	69,835

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; no par value; 100,000,000 shares authorized; 56,480,505 and 55,473,176 issued and outstanding as of July 3, 2004 and January 3, 2004, respectively	590,878	546,999
Accumulated other comprehensive (loss) income	(1,265)	314
Retained earnings	457,324	393,197

Total shareholders’ equity	1,046,937	940,510

Total liabilities and shareholders’ equity	$1,081,985	$1,010,345

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Quarter Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Revenue:
Film	$63,713	$45,182	$114,805	$61,557
Software	2,576	3,694	5,308	5,976

Total revenue	66,289	48,876	120,113	67,533

Cost of revenue	6,437	7,805	12,341	10,755

Gross profit	59,852	41,071	107,772	56,778

Operating expenses:
Research and development	4,154	6,599	7,552	8,920
Sales and marketing	635	578	1,007	966
General and administrative	3,017	4,624	6,093	7,009

Total operating expenses	7,806	11,801	14,652	16,895

Income from operations	52,046	29,270	93,120	39,883
Other income	2,489	3,001	5,385	5,905

Income before income taxes	54,535	32,271	98,505	45,788
Income tax expense	17,150	12,747	34,378	18,086

Net income	$37,385	$19,524	$64,127	$27,702

Basic net income per share	$0.66	$0.36	$1.14	$0.52

Shares used in computing basic net income per share	56,287	53,685	56,039	53,365

Diluted net income per share	$0.63	$0.34	$1.09	$0.49

Shares used in computing diluted net income per share	58,987	56,788	58,797	56,476

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	July 3,	June 28,
	2004	2003
Cash flows from operating activities:
Net income	$64,127	$27,702
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:
Depreciation and amortization	3,572	3,927
Capitalized film production costs	(27,323)	(28,645)
Amortization of capitalized film production costs	12,157	10,313
Tax benefit from stock option exercises	16,258	16,687
Deferred income taxes	(1,018)	(520)
Gain on sales of investments	(656)	(433)
Changes in operating assets and liabilities:
Trade and other receivables, net	(2,552)	1,718
Receivable from Disney	182,684	83,202
Prepaid expenses and other assets	(318)	2,592
Accounts payable	(671)	(464)
Income taxes payable	(34,028)	—
Accrued liabilities	272	19,246
Unearned revenue	(360)	3,405

Net cash provided by operating activities	212,144	138,730

Cash flows from investing activities:
Purchases of property and equipment	(5,573)	(3,088)
Proceeds from sale of investments	349,244	112,780
Purchases of investments	(595,930)	(261,416)

Net cash used in investing activities	(252,259)	(151,724)

Cash flows from financing activities:
Proceeds from exercised stock options	27,621	28,154

Net cash provided by financing activities	27,621	28,154

Net (decrease) increase in cash and cash equivalents	(12,494)	15,160
Cash and cash equivalents at beginning of period	48,320	44,431

Cash and cash equivalents at end of period	$35,826	$59,591

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$53,735	$—

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments, net of taxes	$(1,579)	$(796)

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations, and cash flows of Pixar (or the “Company”) for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of January 3, 2004 and for each of the years in the three-year period ended January 3, 2004, including notes thereto. These audited financial statements are included in Pixar’s Annual Report on Form 10-K for the year ended January 3, 2004 as filed with the Securities and Exchange Commission.

     The results of operations for the quarter and six months ended July 3, 2004 are not necessarily indicative of the results expected for the current year or any other period.

     Certain amounts reported in previous periods have been reclassified to conform to the 2004 financial statement presentation.

(2) Fiscal Year

     Pixar operates on a 52 or 53-week fiscal year, whereby the fiscal year ends on the Saturday nearest December 31. Fiscal 2004 will end on January 1, 2005 and will consist of 52 weeks.

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

     The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net income:
As reported	$37,385	$19,524	$64,127	$27,702
Fair value-based compensation cost, net of taxes	(4,472)	(3,630)	(8,981)	(5,243)

Pro forma net income	$32,913	$15,894	$55,146	$22,459

Basic net income per share:
As reported	$0.66	$0.36	$1.14	$0.52
Pro forma	$0.58	$0.30	$0.98	$0.42
Diluted net income per share:
As reported	$0.63	$0.34	$1.09	$0.49
Pro forma	$0.57	$0.29	$0.96	$0.41

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value-based method since the beginning of 1996.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $27.07 and $26.92 for the quarter and six months ended July 3, 2004, respectively, and $24.70 and $23.95 for the quarter and six months ended June 28, 2003, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 39% for the quarter and six months ended July 3, 2004, and 50% and 51%, respectively, in the corresponding prior year periods; risk-free interest rates of 3.77% and 3.59% for the quarter and six months ended July 3, 2004, respectively, and 2.55% and 2.81%, respectively, for the corresponding prior year periods; and weighted-average expected lives for all periods of 5.0 years.

(4) Net Income per Share

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options. Of the outstanding options to purchase shares of common stock, for the quarter and six months ended July 3, 2004, options to purchase approximately 506,000 shares and 520,000 shares, respectively, of common stock were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase approximately 59,000 shares and 56,000 shares, respectively, of common stock were excluded for the quarter and six month periods ended June 28, 2003.

     The reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Quarter Ended
	July 3,			June 28,
	2004			2003
			Net			Net
	Net		Income	Net		Income
	Income	Shares	per Share	Income	Shares	per Share
Basic net income per share	$37,385	56,287	$0.66	$19,524	53,685	$0.36
Effect of dilutive shares:
Options		2,700			3,103

Diluted net income per share	$37,385	58,987	$0.63	$19,524	56,788	$0.34

	Six Months Ended
	July 3,			June 28,
	2004			2003
			Net			Net
	Net		Income	Net		Income
	Income	Shares	per Share	Income	Shares	per Share
Basic net income per share	$64,127	56,039	$1.14	$27,702	53,365	$0.52
Effect of dilutive shares:
Options		2,758			3,111

Diluted net income per share	$64,127	58,797	$1.09	$27,702	56,476	$0.49

(5) Comprehensive Income

     Other comprehensive income (loss) consists of unrealized holding gains or losses on the Company’s investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

	Quarter Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net income	$37,385	$19,524	$64,127	$27,702
Unrealized holding losses on investments, net of tax benefit	(1,203)	(224)	(1,579)	(796)

Comprehensive income	$36,182	$19,300	$62,548	$26,906

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

Co-Production Agreement

     In 1997, the Company entered into the Co-Production Agreement (which, except for certain economic provisions applicable to Toy Story, superseded the Feature Film Agreement) with Disney pursuant to which the Company, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance, co-own and co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after Disney recovers all marketing and distribution costs and fees. The first three original Pictures produced under the Co-Production Agreement were A Bug’s Life, Monsters, Inc. and Finding Nemo. The Company is currently in various stages of production on the final two Pictures under this agreement: The Incredibles and Cars. As a sequel, Toy Story 2 did not count toward the Pictures; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the Pictures. The term of the Co-Production Agreement continues until delivery to Disney of the fifth Picture, Cars, which is currently targeted for a 2005 holiday release.

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

Creative Development Group

     In addition to the films produced and in process under the Co-Production Agreement, Pixar’s creative development group is working on concept development, pre-production and production for new projects that are not governed by the Co-Production Agreement. Costs related to these projects, including for example, the first feature film produced outside the existing Disney relationship (“Project 2006”), are therefore neither shared nor reimbursed by Disney. Such costs are capitalized as film costs and will be amortized under the individual-film-forecast-computation method, assuming the concept development leads to a successful concept and realization of a film project, when it is expected that the film will be set for production. In the event a film is not set for production within three years from the time of the first capitalized transaction, such costs will be expensed.

Components of Capitalized Film Production Costs

     The total film production costs and related amounts capitalized are as follows (in thousands):

	Total Through
	July 3,	January 3,
	2004	2004
Released films	$188,040	$187,210
Less: Cummulative amortization of film production costs	(169,847)	(157,690)

Total film production costs capitalized for released films	18,193	29,520
Films in production	103,010	77,301
Films in development or pre-production	1,630	846

Total film production costs capitalized	$122,833	$107,667

     Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the beginning of each respective fiscal year, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

	Six Months Ended
	July 3,	June 28,
	2004	2003
Research and development	$3,834	$5,174
General and administrative	1,795	2,472

Total	$5,629	$7,646

     For released films, the Company expects to amortize, based on current estimates, approximately $5 million to $8 million in capitalized film production costs over the succeeding twelve-month period. This forecast does not include amortization for The Incredibles, which is targeted for release on November 5, 2004. The Company has amortized more than 80% of each released film’s original production costs as of July 3, 2004, with the exception of Finding Nemo, which is projected to reach the 80% milestone by the end of fiscal 2004.

     At July 3, 2004 and January 3, 2004, receivables from Disney aggregated $23.9 million and $206.6 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of production expenditures for all films under the Co-Production Agreement and amounts due for miscellaneous reimbursements.

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

     The Company’s revenue segment information by film category follows (in thousands):

	Quarter Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Finding Nemo	$49,412	$26,291	$89,595	$26,291
Monsters, Inc.(1)	4,209	3,582	6,652	12,155
Library titles (2)	9,960	14,900	18,292	22,611
Animation services	132	409	266	500

	$63,713	$45,182	$114,805	$61,557

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

     (2) Library titles include Toy Story, A Bug’s Life and Toy Story 2.

(8) New Accounting Pronouncements

     On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. If adopted in its current form, the proposed Statement would be effective for fiscal years beginning after December 15, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our anticipated operating expenses and capital expenditures, and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 18 through 33. Particular attention should be paid to the cautionary language in Risk Factors "— Our operating results are primarily dependent on the success of our feature films, and forecasting is extremely difficult,” “— Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” “— Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” and “— The Co-Production Agreement imposes several risks and restrictions on us.” Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following discussion should be read in conjunction with the section entitled “Risk Factors” on pages 18 through 33 below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 3, 2004 in addition to our interim financial statements and notes included elsewhere in this report.

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

     In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. In May 2003, we released Finding Nemo, our fifth animated feature film, which counts as the third original Picture under the Co-Production Agreement. We are currently in post-production on The Incredibles and in production on Cars. These films will be produced and distributed under the Co-Production Agreement and will count as the fourth and fifth films of the Pictures to be produced under the Co-Production Agreement. The domestic theatrical release of The Incredibles is scheduled for November 5, 2004, and Cars is currently scheduled for a 2005 holiday release. We are also in production on Project 2006, our first feature film outside of our Disney relationship.

     The term of the Co-Production Agreement continues until delivery to Disney of Cars. Since the delivery of Finding Nemo, we have had the ability to negotiate and enter into another distribution agreement with any other third party. We have produced five highly successful films to date, and we believe that this success combined with the strength of our financial resources, position us to negotiate a distribution arrangement beyond the Co-Production Agreement with more favorable economic terms and full ownership of our films. Although we look forward to a more favorable arrangement for films released after Cars, we also understand that ending our relationship with Disney may increase some of the risks we face in the motion picture industry. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us,” “Risk Factors — We experience intense competition with respect to our animated feature films, animation products, and software” and “Risk Factors — We face various distribution risks with respect to our feature films.”

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

     Under the Co-Production Agreement, we share equally with Disney in the profits of Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Our revenues for Toy Story are governed by the terms of the Feature Film Agreement. The amount of revenue recognized in any given quarter or quarters from all of our films, depends on the timing, accuracy, and sufficiency of information we receive from Disney to determine revenues and associated gross profits. Although Disney provides us with the most current information available to enable us to recognize our share of revenue and determine our film gross profit, in the past we have made adjustments, and we are likely to make adjustments in the future, to that information based on our estimates and judgments. For example, in the past, our theatrical revenues have been adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. Disney may provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless we obtain compelling explanations for such differences, we have and may continue to record reserves more in line with our historical experience. The estimates on reserves may be adjusted in future periods as additional information becomes available, such as actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information.

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

     In accordance with the provisions of SOP 00-2, a film is classified as a library title after three years from the film’s initial release. Currently, Toy Story, A Bug’s Life and Toy Story 2 are classified as library titles. Monsters, Inc. will be classified as a library title beginning in the fourth quarter of fiscal 2004. The term library titles is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with our revenue recognition policy for film revenue.

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

Film Production Costs

     We capitalize our share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. With regard to the Pictures, we capitalize film production costs in excess of reimbursable amounts from Disney. For film projects outside of our existing Disney relationship, beginning with Project 2006, we capitalize all film production costs. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses. In addition to the films produced, we are also working on concept development for several new projects.

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

Results of Operations

     Our results for the quarter and six months ended July 3, 2004 were driven primarily by revenues from Finding Nemo as well as continued contributions from Monsters, Inc. and our library titles.

Revenue

     Total revenue, which consists of film revenue and software revenue, was $66.3 million and $120.1 million for the quarter and six months ended July 3, 2004 compared to $48.9 million and $67.5 million in the corresponding prior year periods. The period-over-period increase was largely due to the timing and success of Finding Nemo’s worldwide home video performance and continued foreign theatrical revenues in the first half of fiscal 2004.

     Film revenue for the quarter ended July 3, 2004 was $63.7 million compared with $45.2 million in the corresponding prior year period. The increase in revenues for the current quarter as compared to the corresponding prior year quarter was due primarily to the continuing success of Finding Nemo. Film revenue for the quarter ended July 3, 2004 consisted of $49.4 million from Finding Nemo related primarily to worldwide home video revenue, domestic pay television and merchandise sales and ancillary royalties. Also included in film revenues for the quarter ended July 3, 2004 was $10.0 million from our library titles, Toy Story, A Bug’s Life and Toy Story 2, which consisted of foreign home video sales, foreign television licensing, merchandise sales and ancillary royalties, and $4.2 million from Monsters, Inc. primarily from foreign home video revenue and foreign television licensing.

     Film revenue for the quarter ended June 28, 2003 consisted of $26.3 million from Finding Nemo, which related primarily to revenue from its domestic theatrical release on May 30, 2003. Film revenue for the quarter ended June 28, 2003 also included $3.6 million from Monsters, Inc., primarily from merchandise sales and ancillary royalties, offset by a reduction of home video revenue. During the second quarter of fiscal 2003, we received additional information from Disney, which reflected higher returns than had been originally anticipated and resulted in a reduction to our revenues of $4.4 million and our diluted earnings per share of $0.04. Also included in film revenue for the quarter ended June 28, 2003 was $14.9 million from our library titles, which largely consisted of merchandise sales, as well as continuing worldwide home video sales, worldwide television licensing and ancillary royalties.

     Film revenue for the six months ended July 3, 2004 was $114.8 million compared to $61.6 million in the corresponding prior year period. Film revenue for the first six months of fiscal 2004 consisted of $89.6 million from Finding Nemo related primarily to worldwide home video revenue, worldwide theatrical revenue, merchandise sales and ancillary royalties, and worldwide television licensing. Also included in film revenues for the six months ended July 3, 2004 was $18.3 million from our library titles, which consisted of worldwide home video and television revenue as well as merchandise and ancillary royalties, and $6.7 million from Monsters, Inc. primarily from foreign television licensing, foreign home video and merchandise and ancillary royalties.

     Film revenue for the six months ended June 28, 2003 was primarily comprised of domestic theatrical revenue from Finding Nemo of $26.3 million, merchandise sales and ancillary royalties, domestic television and foreign home video revenues from Monsters, Inc. totaling $12.2 million and home video revenue, merchandise sales, and other ancillary royalties from our library titles totaling $22.6 million. In May 2003, two of our library titles, Toy Story and Toy Story 2, were placed on a domestic home video sales moratorium.

     Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we receive associated royalty revenue on a quarterly basis. Software revenue for the quarter and six months ended July 3, 2004 was $2.6 million and $5.3 million compared to $3.7 million and $6.0 million in the corresponding prior year periods. Our primary focus is on content creation for animated feature films and related products, and as a result, we have not increased the time and resources necessary to generate consistently higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenues derived from software licenses. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the term of the agreement, which is generally twelve months.

     For the quarter and six months ended July 3, 2004, Disney accounted for 93% and 92%, respectively, of our total revenue compared to 92% and 91%, respectively, for the corresponding prior year periods. The revenue from Disney consisted primarily of film related revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2004 and for the near future.

Cost of Revenue

     Cost of revenue includes cost of film revenue and cost of software revenue. Cost of film revenue for the quarter and six months ended July 3, 2004 was $6.4 million and $12.3 million compared to $7.8 million and $10.7 million in the corresponding prior year periods. Cost of film revenue represents amortization of capitalized film production costs. See “Capitalized Film Production Costs” below. For the quarter and six months ended July 3, 2004, cost of film revenue represented amortization of capitalized film production costs associated with Finding Nemo, Monsters, Inc., and our library titles and represented 10% and 11% of total film revenue as compared to 17% for each of the corresponding prior year periods. Our cost of film revenue as a percentage of film revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast-computation method. A change to our estimate of revenue to be received from an individual film may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs were fully amortized by December 31, 1997. The decrease in cost of film revenue as a percentage of total film revenue for the quarter and six months ended July 3, 2004 compared to the prior year period can be attributable to higher estimates of revenue to be received under the individual-film-forecast-computation method for Finding Nemo, Monsters, Inc., and our library titles.

     Cost of revenue also includes cost of software revenue consisting of the direct costs and manufacturing overhead required to reproduce and package our software products. Cost of software revenue as a percentage of the related revenue was less than 1% for the quarter and six months ended July 3, 2004, which is comparable to the corresponding prior year periods.

Operating Expenses

     Total operating expenses were $7.8 million and $14.7 million, respectively for the quarter and six months ended July 3, 2004 compared to $11.8 million and $16.9 million in the corresponding prior year periods. The decrease in operating expenses over the prior year period was primarily due to certain unanticipated expenses recorded in the second quarter of fiscal 2003, which included approximately $3.2 million of costs associated with a one-time incentive compensation for our employees in recognition of their contribution to the box office success of Finding Nemo and a write-off of $1.9 million in costs previously capitalized for future film projects. Relative to operating expense levels of more recent quarters, our second quarter operating expenses reflect the ongoing growth of the studio as well as our increased proportion of operating expenses previously shared with Disney. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. In February 2003, we approved Project 2006 for production, and because it is our first feature film to be produced outside of the existing relationship with Disney, certain costs that have been reimbursed by Disney in our previous films will now be expensed as incurred. To the extent that personnel, facilities and other expenditures are not capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

     Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary Marionette™ and Ringmaster™ animation and production management software and for creative development for future films. Research and development expenses decreased to $4.2 million and $7.6 million for the quarter and six months ended July 3, 2004 from $6.6 million and $8.9 million for the corresponding prior year periods as a result of the one-time incentive compensation and the write-off of $1.9 million in previously capitalized development costs referred to above. This decrease was offset by increased costs in fiscal 2004 for creative development, short films, and certain legal costs. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software sales. Sales and marketing expenses increased to $635,000 and $1.0 million for the quarter and six months ended July 3, 2004, from $578,000 and $966,000, respectively, in the corresponding prior year periods due primarily to increased employee costs. This increase was partially offset by the one-time incentive compensation in fiscal 2003. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations and corporate marketing related to our films.

     General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses decreased to $3.0 million and $6.1 million for the quarter and six months ended July 3, 2004 from $4.6 million and $7.0 million in the corresponding prior year periods primarily due to the one-time incentive compensation in fiscal 2003. General and administrative expenses may increase in future periods.

Other Income, Net

     Other income, net was $2.5 million and $5.4 million, respectively for the quarter and six months ended July 3, 2004, compared to $3.0 million and $5.9 million in the corresponding prior year periods and consists primarily of interest income on investments. Even though cash, cash equivalents and investments increased over the comparable prior year period, lower interest income rates for the quarter and six months ended July 3, 2004 caused interest income to be lower than the prior year periods.

Income Tax Expense

     Our income tax rates for the quarter and six months ended July 3, 2004 were 31.4% and 34.9%, respectively, compared to 39.5% in each of the corresponding prior year periods. This decrease in rate from the prior year is primarily attributable to the recognition of a federal tax benefit associated with certain income earned outside the U.S. for fiscal years 2000 through 2003. We recorded this benefit in the second quarter of 2004 since the identification, analysis and conclusions with respect to this benefit were conducted during that period.

Capitalized Film Production Costs

     We had $122.8 million in capitalized film production costs as of July 3, 2004, consisting primarily of costs relating to A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, The Incredibles, Cars, and Project 2006. With the exception of Project 2006, all of the above films are being co-financed by Disney under the Co-Production Agreement. Project 2006 is our first Pixar-only financed film. In the second quarter of fiscal 2003, we wrote off $1.9 million in costs previously capitalized for future film projects. In reviewing our projects in development, we determined that it was unlikely that these projects would be green-lighted for production within three years following their initial cost capitalization. Therefore, under SOP 00-2, these amounts were expensed in the second quarter of fiscal 2003. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

     Cash, cash equivalents and investments increased to $755.2 million by the end of the second quarter of fiscal 2004, an increase of $233.3 million since January 3, 2004. The increase was primarily due to cash received from Disney for our share of film revenue, particularly relating to Finding Nemo worldwide theatrical revenue and home video sales, along with proceeds from stock option exercises, interest income and software revenue, offset by film production costs, capital expenditures and tax payments. Net cash provided by operating activities for the quarter ended July 3, 2004 of $212.1 million was attributable to net income of $64.1 million resulting primarily from film revenue related to Finding Nemo, Monsters, Inc., and our film library, the non-cash impact of the tax benefit from stock option exercises of $16.3 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs of $15.7 million, a decrease in our receivable from Disney of $182.7 million, an increase in accrued liabilities of $272,000, offset by a decrease in income taxes payable of $34.0 million, capitalized film production costs of $27.3 million, an increase in other receivables of $2.9 million, a decrease in accounts payable of $671,000, and a decrease in unearned revenue of $360,000. Net cash used in investing activities of $252.3 million consisted primarily of the purchase of investments of $595.9 million and property and equipment of $5.6 million, offset by net proceeds from sales of investments of $349.2 million. Net cash provided by financing activities consisted entirely of proceeds of $27.6 million from exercised stock options.

     Net cash provided by operating activities for the six months ended June 28, 2003 of $138.7 million was primarily attributable to net income of $27.7 million, the non-cash impact of the tax benefit from stock option exercises of $16.7 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs of $14.2 million, a decrease in our receivable from Disney of $83.2 million, an increase in accrued liabilities of $19.2 million and an increase in unearned revenue of $3.4 million, offset by capitalized film production costs of $28.6 million. Net cash used in investing activities of $151.7 million consisted primarily of purchases of investments of $261.4 million and property and equipment of $3.1 million, offset by proceeds from the sales of investment securities of $112.8 million. Net cash provided by financing activities consisted entirely of proceeds of $28.2 million from exercised stock options.

     As of July 3, 2004, our principal source of liquidity was approximately $755.2 million in cash, cash equivalents and investments. Our future capital commitments consist primarily of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the next two original animated feature films we have in production, The Incredibles and Cars. We are also entirely financing Project 2006, our first production outside of the Co-Production Agreement. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

     Film Production Costs. For the remainder of 2004, we expect to spend approximately $37 million to $42 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

     Capital Expenditures. For the remainder of 2004, we expect to spend approximately $8 million to $10 million related to capital expenditures for our Emeryville headquarters and studio and other facility related projects.

     We believe that our current available funds and forecasted cash from operations for the remainder of 2004 will be sufficient to satisfy our currently anticipated cash needs for working capital and capital expenditures, including the post-production costs for The Incredibles and production costs for Cars, as well as the production and development costs associated with films not covered under the Co-Production Agreement. There can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville facility and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

     Contractual Obligations. At July 3, 2004, we had contractual commitments to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$1,040	$501	$481	$58	$—

Total	$1,040	$501	$481	$58	$—

Off-Balance Sheet Arrangements

     As of July 3, 2004, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

     On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. If adopted in its current form, the proposed Statement would be effective for fiscal years beginning after December 15, 2004.

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

Our operating results are primarily dependent on the success of our feature films and forecasting is extremely difficult.

     For the remainder of 2004, our revenue and operating results will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs for The Incredibles, Finding Nemo, Monsters, Inc., and to a lesser extent, the titles in our film library, (2) the timing, accuracy, and sufficiency of information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility, (6) potential delays in the release date of The Incredibles, (7) the terms of our next distribution arrangement and (8) external socioeconomic and political events that are beyond our control.

Dependence on revenue from our feature films.

     Under the current Co-Production Agreement, which governs our relationship with Disney regarding the Pictures, Pixar and Disney share equally in the profits of our animated feature films after Disney recovers its distribution fee and its marketing and distribution costs. Distribution costs include worldwide theatrical release costs, costs related to merchandise, Disney’s costs to market and distribute home videos in the United States and foreign markets, Disney’s distribution fee, and other distribution costs including talent participation and residuals. We remain dependent on the timing, accuracy, and sufficiency of information provided by Disney.

     For our business to be successful, our films must achieve box office success. While we have been successful in the release of our first five feature films, this level of success is highly unusual in the motion picture industry, and our future releases may not achieve similar results. For the remainder of fiscal 2004, we will be dependent primarily on the continuing worldwide home video and merchandise sales of all of our films, domestic free television licensing of Monsters, Inc., foreign pay television licensing of Finding Nemo, and the worldwide theatrical and merchandising success of our sixth feature film, The Incredibles. If our films do not generate sufficient revenues from these sources, our 2004 results would be adversely affected. To date, we have recognized most of the revenues we expect to recognize over the lifetime of the Toy Story franchise and A Bug’s Life.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

     Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict the worldwide box office success of The Incredibles before its theatrical release on November 5, 2004. Moreover, The Incredibles is our first film to be released with a PG rating, as all of our previous films have been released with a G rating. It is difficult to predict what impact a PG rating may have on the performance of the film. Even if The Incredibles experiences a very successful worldwide theatrical run, it is difficult to predict the related home video, television licensing, merchandising and ancillary revenue streams. While the popularity of the film is initially measured by box office success, the film’s success within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

     It is also difficult to forecast the amount of revenues from Finding Nemo, Monsters, Inc. and the titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of their life cycle tend to be relatively small, minor fluctuations can result in notable variances from our forecast. Both Toy Story and Toy Story 2 domestic home videos are currently subject to a domestic sales moratorium, which began on May 1, 2003. Although this strategy is designed to increase potential sales over the lifetime of a title, to prevent a declining sales price and to support a potentially higher sales price upon re-release, it is difficult to predict the actual impact of this strategy, particularly since these are our first titles to be placed on a sales moratorium, and it may not generate the results we expect in future years.

     With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. While we are targeting the worldwide theatrical releases of The Incredibles and Cars for the holiday periods of 2004 and 2005, respectively, the specific dates of the international releases will depend on territory-specific factors, such as the local competitive environment and school holidays. In some instances, the holiday period may not be the optimal release window for the films. Therefore, the timing of international revenues could span over several months, and the forecasting of such revenues is inherently more difficult.

     In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and amount of information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent adjustments to the information that it has provided, which could have a material impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us, and has in the past informed us, of additional distribution costs to those previously forecasted. Such adjustments have impacted and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, we also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. Disney may provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless we obtain compelling explanations for such differences, we have and may continue to record reserves more in line with our historical experience. The estimates on reserves may be adjusted in future periods as additional information becomes available, such as actual rates of returns, inventory levels in the distribution channel, as well as other business and industry information.

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

     Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney, and we share such costs equally. We capitalize our share of direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs is incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the first half of fiscal 2004 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we continue production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or shared with Disney.

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

Other non-film revenue and expenses.

     Our fiscal 2004 earnings are expected to include other non-film related sources such as interest income and our effective tax rate. Interest income is difficult to predict and can fluctuate depending on our cash balance as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. For example, in the first half of fiscal 2004, our average cash, cash equivalents and investment balances increased; however, net interest income decreased when compared to the corresponding prior year period due to declining interest rates. Income tax expense may also fluctuate. We expect that our income tax rate for fiscal 2004 will be lower than statutory rates due to the utilization of certain tax credits related to foreign income for the years 2000 through 2003. The timing and availability of this tax credit were uncertain until the second quarter of this year. Our effective tax rate may fluctuate in future periods.

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

     We have only recently established parallel creative teams so that we can develop more than one film at a time. These teams are presently working primarily on The Incredibles, Cars, and Project 2006, our first Pixar-only financed film. We have only produced and released five feature films to date and have limited experience with respect to producing animated feature films in parallel. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that The Incredibles, Cars, Project 2006 or any future animated film will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards achieving one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Executive Vice President, Creative, he is also directing his next feature film, Cars. A lack of his availability may adversely impact the success and timing of our future films.

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

     We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than the Pictures, until twelve months from our delivery of the fifth Picture under the Co-Production Agreement. We currently anticipate the delivery of the fifth Picture, Cars, approximately mid-2005. However, since we have delivered Finding Nemo, we are free to enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture (other than the Pictures). In January 2004, we announced that we had ended our discussions with Disney regarding a new arrangement with them for films released beyond Cars. We are currently exploring other alternatives.

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

     All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film’s box office receipts adversely. Under the terms of the Co-Production Agreement, Pixar is guaranteed theatrical release either during the summer or holiday period. In addition, due to the expected release of a large number of family films by Disney and other movie studios in the next several years, it is possible that further saturation of the family film market, particularly computer graphics imagery (CGI) animated films, may adversely impact the commercial success of our films, and therefore have a material adverse effect on our business, financial condition and results of operations.

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

     Animated Feature Films.

     Our animated feature films compete and will continue to compete with family-oriented, animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks SKG, including its proposed spin-off, DreamWorks Animation (“DreamWorks”), Warner Bros., Sony Pictures Entertainment (“Sony”), Fox Entertainment Group Inc. (“Fox”), Paramount Pictures (“Paramount”), Lucasfilm Ltd. (“Lucasfilm”), Universal Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

     In 2004, competition is expected to continue to intensify in the family-oriented, animated and live action feature film market and may affect the ultimate box office success of The Incredibles, which will be released on November 5, 2004. Some of the family-oriented animated and live action feature films that will be released during the 2004 holiday period that could compete with The Incredibles include the following:

•	Shark Tale by DreamWorks,

•	Finding Neverland by Miramax,

•	Alexander by Warner Brothers,

•	The Polar Express by Warner Brothers,

•	The SpongeBob Squarepants Movie by Paramount,

•	National Treasure by Disney,

•	Christmas with the Kranks by Sony,

•	Ocean’s Twelve by Warner Brothers,

•	The Brothers Grimm by Dimension Films,

•	Lemony Snicket’s A Series of Unfortunate Events by Paramount,

•	The Aviator by Warner Brothers,

•	Meet the Fockers by Universal,

•	Ice Princess by Disney, and

•	Fat Albert by Fox.

     We believe competition from animated feature films and family-oriented feature films may continue to intensify over the next several years, possibly affecting Cars, which is currently targeted for a 2005 holiday release, as well as Project 2006 and subsequent films. Due to a potentially large number of family-oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated before we release The Incredibles, Cars, Project 2006 and subsequent films. This could result in the failure of such films to achieve the commercial success required for us to profit from such films.

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

     There appears to be increasing widespread acceptance for CGI-animated films. In 2004, a significant increase is expected in the number of CGI-animated films to be released, a trend that is likely to carry through 2005 and beyond. Primarily CGI-animated feature films that we understand to be currently in production or pre-production include Robots, Madagascar, Chicken Little, The Barnyard, A Day With Wilbur Robinson, Shrek 3, Open Season, Over the Hedge, Flushed Away, Rapunzel Unbraided, Jimmy Neutron 2, Ice Age 2 and Valiant, among others. In addition to box office and home video competition, other family-oriented films may continue to compete with Monsters, Inc. and Finding Nemo, as well as our film library with respect to related television, merchandise, and other future revenue sources.

     Furthermore, due to the recent success of CGI-animated films, several movie studios have developed their own internal computer animation capability, which may be used for special effects in animated films and live action films. For example, DreamWorks SKG has successfully produced and released Antz in 1998, Shrek in 2001, and Shrek 2 in May 2004 and they currently have plans to release Shark Tale in October 2004. The company has recently announced plans to spin off its animation unit into an independent, publicly-traded company. In addition, Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in March 2002. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements to commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products.

     The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, Spy Kids 3D: Game Over, and Freaky Friday, competed directly with Finding Nemo for domestic theatrical market share during summer 2003. The home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday have also competed with Finding Nemo in the worldwide home video market. We expect the theatrical release of J.M. Barrie’s Neverland by Miramax on October 22, 2004 and National Treasure on November 24, 2004 to compete with the worldwide theatrical release of The Incredibles. Beyond Cars, Disney may begin to release their movies during our release windows. This could have an adverse impact on the commercial success required for us to profit from future films. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

Software Publishers.

     We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally Discreet (a division of Autodesk), Mental Images GmbH and Avid Technologies. Mental Images and Avid are each marketing competing rendering software products, usually at lower prices than the price at which we offer RenderMan®. Under appropriate circumstances, we might elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users. In addition, there have been advances in graphics processing unit technology that may impinge on the market for software rendering solutions. Faster and lower cost graphic cards provide capability for users to produce pictures of higher complexity than previously available.

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

     We are currently co-financing our remaining two unreleased Pictures, The Incredibles and Cars pursuant to the Co-Production Agreement. We are also solely financing Project 2006. In the future, we may co-finance other derivative works such as sequels and television productions. The future development and production costs of The Incredibles, Cars, Project 2006 and subsequent films, and any future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. We expect to fully finance the production costs of films for release after Cars. As of July 3, 2004, we had approximately $755.2 million in cash, cash equivalents and investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, post- production costs for The Incredibles, production costs for Cars, as well as production and development costs for Project 2006 and future development projects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

     Our Chief Executive Officer, Steve Jobs, beneficially owns approximately 53.1% of our outstanding Common Stock as of July 3, 2004. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

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

     The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, speculation about the negotiation of terms or conditions of our next distribution arrangement, or socioeconomic, political or other factors. For example, since the beginning of fiscal 2003, our Common Stock closed as low as $50.19 and as high as $74.20 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

     All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at July 3, 2004. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than	Over
	1 Year	1 Year	Total
Available-for-sale securities.	$515,748	$203,618	$719,366
Weighted-average interest rate	1.85%	3.00%	2.17%

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

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our President and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 5. Other Information

     On the weekend of July 31, 2004, Steve Jobs, Pixar’s Chairman and Chief Executive Officer, underwent successful surgery to remove an islet cell neuroendocrine tumor from his pancreas. He will be recuperating during the month of August and expects to return to work in September. During this time, Mr. Edwin E. Catmull, President, will continue to run Pixar’s day-to-day operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1	Certification of President Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The following current report on Form 8-K was filed by Pixar during Pixar’s second fiscal quarter ended July 3, 2004:

     Current Report on Form 8-K dated May 6, 2004, furnishing pursuant to Item 12 Pixar’s press release regarding its financial results for the first quarter ended April 3, 2004.

Items 2, 3, and 4 are not applicable and have been omitted.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXAR

By:	/s/ SIMON T. BAX

Simon T. Bax
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 12, 2004

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of President Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.