Form 10-Q
period 2004-10-02
PIXAR \CA\
filed 2004-11-12
CIK 1002114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐.

The number of shares outstanding of the Registrant’s Common Stock as of November 3, 2004 was 57,792,678.

Pixar

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PIXAR

BALANCE SHEETS

(Unaudited, in thousands, except share data)

	October 2, 2004	January 3, 2004
ASSETS
Cash and cash equivalents	$27,545	$48,320
Investments	805,646	473,603
Trade receivables, net	2,828	2,152
Receivable from Disney	16,855	206,569
Other receivables	6,028	4,465
Prepaid expenses and other assets	16,637	1,047
Deferred income taxes	52,414	51,496
Property and equipment, net	121,002	115,026
Capitalized film production costs, net	131,529	107,667

Total assets	$1,180,484	$1,010,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,514	$1,803
Income taxes payable	—	37,595
Accrued liabilities	14,584	13,007
Unearned revenue	45,035	17,430

Total liabilities	61,133	69,835

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; no par value; 100,000,000 shares authorized; 57,539,819 and 55,473,176 issued and outstanding as of October 2, 2004 and January 3, 2004, respectively	640,715	546,999
Accumulated other comprehensive (loss) income	(1,109)	314
Retained earnings	479,745	393,197

Total shareholders’ equity	1,119,351	940,510

Total liabilities and shareholders’ equity	$1,180,484	$1,010,345

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Revenue:
Film	$40,416	$27,481	$155,221	$89,038
Software	4,047	2,702	9,355	8,678

Total revenue	44,463	30,183	164,576	97,716

Cost of revenue	4,204	4,289	16,545	15,044

Gross profit	40,259	25,894	148,031	82,672

Operating expenses:

Research and development	4,218	3,066	11,770	11,986
Sales and marketing	737	803	1,744	1,769
General and administrative	3,828	2,935	9,921	9,944

Total operating expenses	8,783	6,804	23,435	23,699

Income from operations	31,476	19,090	124,596	58,973
Other income	3,088	2,717	8,473	8,622

Income before income taxes	34,564	21,807	133,069	67,595
Income tax expense	12,143	8,614	46,521	26,700

Net income	$22,421	$13,193	$86,548	$40,895

Basic net income per share	$0.39	$0.24	$1.54	$0.76

Shares used in computing basic net income per share	56,901	54,722	56,326	53,818

Diluted net income per share	$0.38	$0.23	$1.46	$0.72

Shares used in computing diluted net income per share	59,672	58,030	59,114	57,034

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Cash flows from operating activities:
Net income	$86,548	$40,895
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,387	5,889
Capitalized film production costs	(39,797)	(39,764)
Amortization of capitalized film production costs	15,935	14,591
Tax benefit from stock option exercises	36,046	33,623
Deferred income taxes	(918)	(1,117)
Gain on sales of investments	(435)	(1,350)
Changes in operating assets and liabilities:
Trade and other receivables, net	(2,239)	1,468
Receivable from Disney	189,714	80,440
Prepaid expenses and other assets	(15,590)	(12,514)
Accounts payable	(289)	(1,179)
Income taxes payable	(37,595)	—
Accrued liabilities	1,577	883
Unearned revenue	27,605	3,085

Net cash provided by operating activities	265,949	124,950

Cash flows from investing activities:
Purchases of property and equipment	(11,363)	(3,418)
Proceeds from sale of investments	488,940	518,021
Purchases of investments	(821,971)	(665,639)

Net cash used in investing activities	(344,394)	(151,036)

Cash flows from financing activities:
Proceeds from exercised stock options	57,670	56,291

Net cash provided by financing activities	57,670	56,291

Net (decrease) increase in cash and cash equivalents	(20,775)	30,205
Cash and cash equivalents at beginning of period	48,320	44,431

Cash and cash equivalents at end of period	$27,545	$74,636

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$65,100	$7,350

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments, net of taxes	$(1,423)	$(1,711)

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

The results of operations for the quarter and nine months ended October 2, 2004 are not necessarily indicative of the results expected for the current year or any other period.

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

The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income:
As reported	$22,421	$13,193	$86,548	$40,895
Fair value-based compensation cost, net of taxes	(4,052)	(3,053)	(13,033)	(8,295)

Pro forma net income	$18,369	$10,140	$73,515	$32,600

Basic net income per share:
As reported	$0.39	$0.24	$1.54	$0.76
Pro forma	$0.32	$0.19	$1.31	$0.61

Diluted net income per share:
As reported	$0.38	$0.23	$1.46	$0.72
Pro forma	$0.31	$0.18	$1.27	$0.59

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value-based method since the beginning of 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $28.17 and $27.12 for the quarter and nine months ended October 2, 2004, respectively, and $31.19 and $25.89 for the quarter and nine months ended September 27, 2003, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 37% and 39%, respectively, for the quarter and nine months ended October 2, 2004, and 50% and 51%, respectively, in the corresponding prior year periods; risk-free interest rates of 3.59% for both the quarter and nine months ended October 2, 2004 and 3.31% and 2.95%, respectively, for the corresponding prior year periods; and weighted-average expected lives for all periods of 5.0 years.

(4) Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options. Of the outstanding options to purchase shares of common stock, for the quarter and nine months ended October 2, 2004, options to purchase approximately 40,000 shares and 44,000 shares, respectively, of common stock were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase approximately 6,000 shares and 85,000 shares, respectively, of common stock were excluded for the quarter and nine months ended September 27, 2003.

The reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Quarter Ended
	October 2, 2004			September 27, 2003
	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share
Basic net income per share	$22,421	56,901	$0.39	$13,193	54,722	$0.24
Effect of dilutive shares:
Options		2,771			3,308

Diluted net income per share	$22,421	59,672	$0.38	$13,193	58,030	$0.23

	Nine Months Ended
	October 2, 2004			September 27, 2003
	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share
Basic net income per share	$86,548	56,326	$1.54	$40,895	53,818	$0.76
Effect of dilutive shares:
Options		2,788			3,216

Diluted net income per share	$86,548	59,114	$1.46	$40,895	57,034	$0.72

(5) Comprehensive Income

Other comprehensive income (loss) consists of unrealized holding gains or losses on the Company’s investments. The following table sets forth the calculation of comprehensive income, net of income taxes (in thousands):

	Quarter Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income	$22,421	$13,193	$86,548	$40,895
Unrealized holding gains (loss) on investments, net of tax benefit	156	(915)	(1,423)	(1,711)

Comprehensive income	$22,577	$12,278	$85,125	$39,184

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

Co-Production Agreement

In 1997, the Company entered into the Co-Production Agreement (which, except for certain economic provisions applicable to Toy Story, superseded the Feature Film Agreement) with Disney pursuant to which the Company, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance, co-own and co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after Disney recovers all marketing and distribution costs and fees. The first four original Pictures produced under the Co-Production Agreement were A Bug’s Life, Monsters, Inc., Finding Nemo and The Incredibles. The Company is currently in production on the fifth and final Picture under this agreement: Cars. As a sequel, Toy Story 2 did not count toward the Pictures; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the Pictures. The term of the Co-Production Agreement continues until delivery to Disney of the fifth Picture, Cars.

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis. Pursuant to the terms of the Co-Production Agreement, the parties established a mutually acceptable funding mechanism to ensure that sums would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, The Incredibles and Cars under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

Creative Development Group

In addition to the films produced and in process under the Co-Production Agreement, Pixar’s creative development group is working on concept development, pre-production and production for new projects that are not governed by the Co-Production Agreement. Costs related to these projects are therefore neither shared nor reimbursed by Disney. Such costs are capitalized as film costs and will be amortized under the individual-film-forecast-computation method, assuming the concept development leads to a successful concept and realization of a film project, when it is expected that the film will be set for production. In the event a film is not set for production within three years from the time of the first capitalized transaction, such costs will be expensed as cost of revenue.

Components of Capitalized Film Production Costs

The total film production costs and related amounts capitalized are as follows (in thousands):

	Total Through
	October 2, 2004	January 3, 2004
Released films	$188,039	$187,210
Less: Cummulative amortization of film production costs	(173,625)	(157,690)

Total film production costs capitalized for released films	14,414	29,520

Films in production	115,174	77,301
Films in development or pre-production	1,941	846

Total film production costs capitalized	$131,529	$107,667

Under the Co-Production Agreement, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. From the beginning of each respective fiscal year, the Company recorded the following amounts reimbursed by Disney as offsets to the following expense categories (in thousands):

	Nine Months Ended
	October 2, 2004	September 27, 2003
Research and development	$5,443	$6,944
General and administrative	2,519	3,398

Total	$7,962	$10,342

For films released prior to October 2, 2004, the Company expects to amortize, based on current estimates, approximately $4 million to $6 million in capitalized film production costs over the succeeding twelve-month period. This forecast does not include amortization for The Incredibles, which was released on November 5, 2004. As of October 2, 2004, the Company has amortized more than 80% of each previously released film’s original production costs.

At October 2, 2004 and January 3, 2004, receivables from Disney aggregated $16.9 million and $206.6 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of production expenditures for all films under the Co-Production Agreement and amounts due for miscellaneous reimbursements. In accordance with the Co-Production Agreement, Disney generally renders payments against detailed participation statements to Pixar monthly, within 45 days after the end of the calendar month, for the first 3 years after a film is released and thereafter quarterly, within 45 days after the end of the quarter.

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

The Company’s revenue segment information by film category follows (in thousands):

	Quarter Ended				Nine Months Ended
	October 2, 2004		September 27, 2003		October 2, 2004		September 27, 2003
Finding Nemo	$22,823	(1)	$15,053		$112,418	(1)	$41,344
Monsters, Inc.	12,099	(2)	5,239	(3)	18,751	(2)	17,394	(3)(4)
Library titles (5)	5,003		7,054		23,295		29,665
Animation services	491		135		757		635

	$40,416		$27,481		$155,221		$89,038

(1)	During the quarter ended October 2, 2004, the Company reduced Finding Nemo’s foreign home video return reserves, which increased film revenues by $7.4 million. In addition, the Company received updated information from Disney during the quarter that supported a reduction in the ultimate expense projections for Finding Nemo. As a result, the Company revised its estimate of Finding Nemo’s domestic home video expense to reflect the lower ultimate home video expenses. This change resulted in an increase in film revenues of approximately $6.3 million for the quarter.

(2)	During the quarter ended October 2, 2004, the Company reduced its foreign home video return reserves for Monsters, Inc. which increased film revenues by $9.5 million.

(3)	During the quarter ended September 27, 2003, the Company received a settlement on Monsters, Inc. merchandise revenue, which increased film revenues by $3.5 million.

(4)	During the nine month period ended September 27, 2003, the Company recognized an adjustment which reduced Monsters, Inc. domestic home video revenues after receiving updated information from Disney that reflected higher domestic home video return percentages than had been originally anticipated. This adjustment reduced film revenues by $4.4 million.

(5)	Library titles include Toy Story, A Bug’s Life and Toy Story 2. Starting in the fourth quarter of 2004, Monsters, Inc. revenues will be classified as part of the Company’s library titles in accordance with SOP 00-2.

(8) New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. The Company would be required to implement the proposed standard no later than the quarter that begins July 3, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 3, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. The Company is currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FASB Staff Position (“FSP”) EITF 03-1 which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. It is expected that these issues will be resolved in the fourth quarter of 2004 and the Company will adopt the guidance at the time it is issued. The Company believes that the adoption of EITF 03-1 will not have a material effect on its results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the targeted release dates of our feature films, our anticipated operating expenses and capital expenditures, and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 20 through 35. Particular attention should be paid to the cautionary language in Risk Factors “— Our operating results are primarily dependent on the success of our feature films and forecasting is extremely difficult,” “— Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” “— Our scheduled successive releases of feature films will continue to place a significant strain on our resources,” and “— The Co-Production Agreement imposes several risks and restrictions on us.” Unless required by law, Pixar undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the section entitled “Risk Factors” on pages 20 through 35 below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 3, 2004 in addition to our interim financial statements and notes included elsewhere in this report.

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

In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. In May 2003, we released Finding Nemo, our fifth animated feature film, which counts as the third original Picture under the Co-Production Agreement. On November 5, 2004, we released The Incredibles, our sixth animated feature film, which counts as the fourth original Picture under the Co-Production Agreement. We are currently in production on Cars, which will be produced and distributed under the Co-Production Agreement and will count as the fifth and final film of the Pictures to be produced under the Co-Production Agreement. We are also in production on our first feature film outside of our Disney relationship.

The term of the Co-Production Agreement continues until delivery to Disney of Cars. Since the delivery of Finding Nemo, we have had the ability to negotiate and enter into another distribution agreement with any other third party. We have produced six highly successful films to date, and we believe that this success combined with the strength of our financial resources, position us to negotiate a distribution arrangement beyond the Co-Production Agreement with more favorable economic terms and full ownership of our films. Although we look forward to a more favorable arrangement for films released after Cars, we also understand that ending our relationship with Disney may increase some of the risks we face in the motion picture industry. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us,” “Risk Factors — We experience intense competition with respect to our animated feature films, animation products, and software” and “Risk Factors — We face various distribution risks with respect to our feature films.”

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis. Pursuant to the terms of the Co-Production Agreement the parties established a mutually acceptable funding mechanism to ensure that sums would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, The Incredibles and Cars under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, we have netted the reimbursements against the related costs.

Critical Accounting Policies

Revenue Recognition

We recognize film revenue from the distribution of all our animated feature films and related products when earned and reasonably estimable in accordance with Statement of Position 00-2 — “Accounting by Producers or Distributors of Films” (SOP 00-2). The following are the conditions that must be met in order to recognize revenue in accordance with SOP 00-2:

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

Under the Co-Production Agreement, we share equally with Disney in the profits of The Incredibles, Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Our revenues for Toy Story are governed by the terms of the Feature Film Agreement under which Disney fully financed the production costs and shares a specified percentage of Toy Story profits with Pixar after certain agreed upon costs and fees are deducted. We recognize revenue from our films net of distribution fees, reserves for returns, and marketing and distribution expenses. Disney provides us with gross receipt information, marketing and distribution costs and any other fees and expenses. We utilize this information to determine our portion of the revenue by applying the contractual provisions included in our arrangements with Disney. We also incorporate certain estimates, such as home video returns and distribution expenses, based on Pixar’s historical experience and other industry information. The amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of information we receive from Disney to determine revenues and associated gross profits. Although Disney provides us with the most current information available to enable us to recognize our share of revenue and determine our film gross profit, in the past we have made revisions, and we are likely to make revisions in the future, to that information based on our estimates and judgments. Such estimates include theatrical bad debt reserves and expenses, home video return reserves and expenses, merchandise expenses, and estimates for both revenues and related expenses resulting from differences between Disney’s reporting period and ours.

For example, in the past, our theatrical revenues have been adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. Estimated reserves for uncollectible amounts are established based on a review of the industry, discussions with Disney, and our historical experience. To date we have not experienced significant losses, and therefore we have not had significant reserves for uncollectible receivables. Typically, a reserve is established upon release of a film and is adjusted as the receivables are collected. The total allowance against our revenue for theatrical exhibitor uncollectible amounts approximated $1.2 million and $2.2 million at October 2, 2004 and January 3, 2004, respectively.

We also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining our home video reserves for a particular title, we review information such as Disney’s current return reserves, the historical return reserves for our previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that is available. Disney has provided and may continue to provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, we have and may continue to record reserves more consistent with our historical experience. The estimate for return reserves, whether based on historical information or more current information from Disney, is inherently subjective and may differ significantly from actual results. Our original estimates on reserves may be revised in future periods as new and additional information becomes available. For example, during the quarter ended October 2, 2004, we reduced our foreign home video return reserves for Monsters, Inc., which resulted in an additional $9.5 million of revenue for the quarter. Further, we also reduced Finding Nemo’s foreign home video return reserves based on updated information, including our revisions to the Monsters, Inc. return reserves. The impact of this change was to increase our revenues by $7.4 million for the quarter ended October 2, 2004. The total reserve for estimated returns for all of our films approximated $40.8 million and $52.4 million at October 2, 2004 and January 3, 2004, respectively.

We also utilize margin normalization, such as with merchandise or home video expenses, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information to calculate an ultimate lifetime expense margin, rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure that the most accurate depiction of our participation is reflected. For example, during the quarter ended October 2, 2004, the Company received updated information from Disney that supported a reduction in the ultimate expense projections for Finding Nemo. As a result, the Company revised its estimate of Finding Nemo’s domestic home video expense to reflect the lower ultimate home video expenses and added $6.3 million of revenues for the quarter.

Any revisions to our estimated reserves, margin normalization or updated information from Disney, as noted above, as well as findings from audit rights offered in accordance with the terms of the Co-Production Agreement, could have a material effect on our financial statements in any given quarter or quarters.

In accordance with the provisions of SOP 00-2, a film is classified as a library title after three years from the film’s initial release. Currently, Toy Story, A Bug’s Life and Toy Story 2 are classified as library titles. Monsters, Inc. will be classified as a library title beginning in the fourth quarter of fiscal 2004. The term “library title” is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with our revenue recognition policy for film revenue.

Software Revenue

Revenue for software licenses is recognized in compliance with SOP 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, With Respect to Certain Transactions.” Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

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

Film Production Costs

We capitalize our share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consist of salaries, equipment and overhead. With regard to the Pictures, we capitalize film production costs in excess of reimbursable amounts from Disney. For film projects outside of our existing Disney relationship, we capitalize all film production costs. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses.

Once a film is released, capitalized film production costs will be amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. We make certain estimates and judgments of our future gross revenues to be received for each film based on information received from Disney and on our knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value.

Results of Operations

Our results for the quarter and nine months ended October 2, 2004 were driven primarily by revenues from Finding Nemo as well as continued contributions from Monsters, Inc. and our library titles.

Revenue

Total revenue, which consists of film revenue and software revenue, was $44.5 million and $164.6 million for the quarter and nine months ended October 2, 2004, respectively compared to $30.2 million and $97.7 million in the corresponding prior year periods.

Film revenue for the quarter ended October 2, 2004 was $40.4 million compared with $27.5 million in the corresponding prior year period. Film revenue for the quarter ended October 2, 2004 included $22.8 million from Finding Nemo, which related primarily to worldwide home video revenue, merchandise sales and ancillary royalties. Finding Nemo’s foreign home video revenue included $7.4 million, related to a decrease in our estimate on foreign home video return reserves due to updated information, including revisions to Monsters, Inc. as discussed below. In addition, we received updated information from Disney during the quarter that supported a reduction in the ultimate expense projections for Finding Nemo. As a result, we revised our estimate of Finding Nemo’s domestic home video expense to reflect the lower ultimate home video expenses. This change resulted in an increase in film revenues of approximately $6.3 million for the quarter.

Also included in film revenues for the quarter ended October 2, 2004 was $12.1 million from Monsters, Inc. primarily from foreign home video revenue, merchandise sales and ancillary royalties. Monsters, Inc. foreign home video revenue included $9.5 million related to a decrease in our estimate of foreign home video return reserves. Given the amount of time since the release of Monsters, Inc. on foreign home video, and the consistent trend in Disney’s return levels over a number of quarters, we determined that we would adjust our return levels to reflect those of Disney.

Film revenue for the quarter ended October 2, 2004 also included $5.0 million from our library titles, Toy Story, A Bug’s Life and Toy Story 2, which consisted primarily of consumer product licensing, foreign television licensing and continuing worldwide home video sales.

Film revenue for the quarter ended September 27, 2003 was $27.5 million and consisted of $15.1 million from Finding Nemo, primarily from worldwide box office revenues and sales of merchandise offset by some home video release costs. Film revenue for the quarter ended September 27, 2003 also included $5.2 million from Monsters, Inc., which related primarily to revenues from merchandise sales and ancillary royalties and included a settlement on Monsters, Inc. merchandise revenue. This settlement resulted in an increase of $3.5 million to our revenue. Also included in our film revenue for the third quarter ended September 27, 2003 was $7.1 million from our library titles for merchandise sales, as well as continuing worldwide home video sales, worldwide television licensing and ancillary royalties.

Film revenue for the nine months ended October 2, 2004 was $155.2 million compared to $89.0 million in the corresponding prior year period. Film revenue for the first nine months of fiscal 2004 included $112.4 million from Finding Nemo, which related primarily to worldwide home video revenue, worldwide theatrical revenue, merchandise sales, ancillary royalties, and television licensing. Also included in film revenues for the nine months ended October 2, 2004 was $23.3 million from our library titles, which consisted of worldwide home video and television revenue as well as merchandise and ancillary royalties, and $18.8 million from Monsters, Inc. primarily from foreign home video, foreign television licensing, and merchandise and ancillary royalties.

Film revenue for the nine months ended September 27, 2003 was $89.0 million and included revenues which were primarily comprised of worldwide theatrical revenue, merchandise and ancillary royalties from Finding Nemo of $41.3 million. Monsters, Inc. contributed $17.4 million, consisting of merchandise sales, ancillary royalties, worldwide television and foreign home video revenues. Our library titles contributed $29.7 million, consisting of home video revenue, merchandise sales, and other ancillary royalties. In addition to the third quarter fiscal 2003 settlement referred to above, in the second quarter of fiscal 2003, we received updated information from Disney, which reflected higher home video returns for Monsters, Inc. than had been originally anticipated and resulted in a reduction to our revenues of $4.4 million for that quarter.

Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we receive associated royalty revenue on a quarterly basis. Software revenue for the quarter and nine months ended October 2, 2004 was $4.0 million and $9.4 million compared to $2.7 million and $8.7 million in the corresponding prior year periods. Our primary focus is on content creation for animated feature films and related products, and as a result, we have not increased the time and resources necessary to generate consistently higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenues derived from software licenses. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the term of the agreement, which is generally twelve months.

For the quarter and nine months ended October 2, 2004, Disney accounted for 90% and 92%, respectively, of our total revenue compared to 89%, for each of the corresponding prior year periods. The revenue from Disney consisted primarily of film related revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2004 and for the near future.

Cost of Revenue

Cost of revenue includes cost of film revenue and cost of software revenue. Cost of film revenue for the quarter and nine months ended October 2, 2004 was $4.2 million and $16.5 million compared to $4.3 million and $15.0 million in the corresponding prior year periods. Cost of film revenue represents amortization of capitalized film production costs. See “Capitalized Film Production Costs” below. For the quarter and nine months ended October 2, 2004, cost of film revenue represented amortization of capitalized film production costs associated with Finding Nemo, Monsters, Inc., and our library titles and represented 10.4% and 10.7% of total film revenue as compared to 15.6% and 16.9% in the corresponding prior year periods. Our cost of film revenue as a percentage of film revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast-computation method. A change to our estimate of revenue to be received from an individual film may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs were fully amortized by December 31, 1997. The decrease in cost of film revenue as a percentage of total film revenue for the quarter and nine months ended October 2, 2004 compared to the prior year periods can be primarily attributable to higher estimates of revenue to be received under the individual-film-forecast-computation method for Finding Nemo, Monsters, Inc., and our library titles resulting from the continuing out-performance of these titles.

Operating Expenses

Total operating expenses were $8.8 million and $23.4 million, respectively, for the quarter and nine months ended October 2, 2004 compared to $6.8 million and $23.7 million in the corresponding prior year periods. The increase in operating expenses over the corresponding prior year quarter period was primarily due to the ongoing growth of the studio as well as our increased proportion of operating expenses previously shared with Disney. For the nine month period, operating expenses decreased slightly due to certain expenses recorded in the second quarter of fiscal 2003, which included approximately $3.2 million of costs associated with a incentive compensation for our employees in recognition of their contribution to the box office success of Finding Nemo and a write-off of $1.9 million in costs previously capitalized for future film projects. The ongoing growth of the studio as well as our increased proportion of operating expenses previously shared with Disney offset this decrease. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions. The funding received from Disney is treated as operating expense reimbursements. In February 2003, we approved our first feature film to be produced outside of the existing relationship with Disney, and certain allocated costs that have been reimbursed by Disney in our previous films will now be expensed as incurred. To the extent that personnel, facilities and other expenditures are neither capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for creative development for future films and for our RenderMan® software and for our proprietary Marionette™ and Ringmaster™ animation and production management software. Research and development expenses were $4.2 million and $11.8 million for the quarter and nine months ended October 2, 2004, respectively, compared to $3.1 million and $12.0 million for the corresponding prior year periods. For the quarter ended October 2, 2004, the increase in research and development expenses over the corresponding prior year quarter period was primarily due to increased costs for creative development and short films. For the nine months ended October 2, 2004, the decrease in operating expenses over the prior year period was primarily a result of the Finding Nemo incentive compensation and the write-off of $1.9 million in previously capitalized development costs referred to above, offset by increased costs in fiscal 2004 for creative development, short films, and certain legal costs. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software sales. Sales and marketing expenses decreased to $0.7 million and $1.7 million for the quarter and nine months ended October 2, 2004, respectively, from $0.8 million and $1.8 million, in the corresponding prior year periods. The decreases over the prior year periods are primarily due to the incentive compensation in fiscal 2003, which was partially offset by increased public relations costs in fiscal 2004. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations and corporate marketing.

General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses were $3.8 million and $9.9 million for the quarter and nine months ended October 2, 2004, respectively, compared to $2.9 million and $9.9 million in the corresponding prior year periods. For the quarter ended October 2, 2004, the increase in general and administrative expenses over the corresponding prior year period is primarily due to employee related costs and an increase in professional fees. General and administrative expenses for the nine months ended October 2, 2004 remained comparable to the prior year period due to the incentive compensation in 2003, offset by current year increases in employee related costs and professional fees. General and administrative expenses may increase in future periods.

Other Income, Net

Other income, net was $3.1 million and $8.5 million, respectively, for the quarter and nine months ended October 2, 2004, compared to $2.7 million and $8.6 million in the corresponding prior year periods. Other income consists primarily of interest income on investments. For the quarter ended October 2, 2004, the increase in other income over the corresponding prior year period is primarily due to higher cash, cash equivalent, and investment balances, offset by net gains on sales of investments in the prior year period and slightly lower interest income rates in the current year. For the nine months ended October 2, 2004, the decrease in other income over the corresponding prior year period is due to net gains on sales of investments in fiscal 2003 and lower interest income rates in the current year, offset by higher cash, cash equivalent, and investment balances.

Income Tax Expense

Our income tax rates for the quarter and nine months ended October 2, 2004 were both 35%, compared to 39.5% in each of the corresponding prior year periods. This decrease in rate from the prior year is primarily attributable to the recognition of a federal tax benefit associated with certain income earned outside the U.S. for fiscal years 2000 through 2004. We recorded the benefit for fiscal years 2000 through 2003 in the second quarter of 2004 since the identification, analysis and conclusions with respect to this benefit were conducted during that period. Our tax rate for the quarter ended October 2, 2004 included an estimated benefit for fiscal 2004. The availability of the tax benefit for the year 2004 was previously uncertain, due to pending tax legislation that has since been adopted, and therefore an estimate was not factored into our tax rate until the quarter ended October 2, 2004.

Capitalized Film Production Costs

We had $131.5 million in capitalized film production costs as of October 2, 2004, consisting primarily of costs related to The Incredibles, Cars, and our first project outside of the Disney relationship. With the exception of our first project outside of the Disney relationship, all of the above films are being co-financed by Disney under the Co-Production Agreement. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

Cash, cash equivalents and investments increased to $833.2 million as of October 2, 2004, an increase of $311.3 million since January 3, 2004. The increase was primarily due to cash received from Disney for our share of film revenue, particularly relating to Finding Nemo worldwide theatrical revenue and home video sales, along with proceeds from stock option exercises, interest income and software revenue, offset by tax payments, film production costs, and capital expenditures. Net cash provided by operating activities for the nine months ended October 2, 2004 of $265.9 million was attributable to net income of $86.5 million adjusted for the tax benefit from stock option exercises of $36.0 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs of $21.3 million, a decrease in our receivable from Disney of $189.7 million, an increase in unearned revenue of $27.6 million, an increase in accrued liabilities of $1.6 million, offset by a decrease in income taxes payable of $37.6 million, capitalized film production costs of $39.8 million, an increase in trade and other receivables of $2.2 million, an increase of $15.6 million in prepaid expenses and other assets, and a decrease in accounts payable of $0.3 million. Net cash used in investing activities for the nine months ended October 2, 2004 of $344.4 million consisted primarily of the purchases of investments of $822.0 million and property and equipment of $11.4 million, offset by net proceeds from sales of investments of $488.9 million. Net cash provided by financing activities for the nine months ended October 2, 2004 consisted entirely of proceeds of $57.7 million from exercised stock options.

Net cash provided by operating activities for the nine months ended September 27, 2003 of $125.0 million was primarily attributable to net income of $40.9 million adjusted for the tax benefit from stock option exercises of $33.6 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs of $20.5 million, a decrease of $80.4 million in our receivable from Disney, an increase in unearned revenue of $3.1 million, a decrease in trade and other receivables of $1.5 million and an increase of $0.9 million in accrued liabilities, partially offset by capitalized film production costs of $39.8 million, an increase of $12.5 million in prepaid and other assets, and a decrease of $1.2 million in accounts payable. Net cash used in investing activities for the nine months ended September 27, 2003 of $151.0 million consisted primarily of investments in securities of $665.6 million, offset by proceeds from the sales of investment securities of $518.0 million. Net cash provided by financing activities for the nine months ended September 27, 2003 consisted entirely of proceeds of $56.3 million from exercised stock options.

As of October 2, 2004, our principal source of liquidity was $833.2 million in cash, cash equivalents and investments. Our future capital commitments consist primarily of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the fifth and final Picture under the Co-Production Agreement, which is in production, Cars. We are also entirely financing our first production outside of the Co-Production Agreement and other development projects. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

Film Production Costs. For the remainder of 2004, we expect to spend approximately $19 million to $22 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects, which will directly impact working capital.

Capital Expenditures. For the remainder of 2004, we expect to spend approximately $1.3 million to $1.5 million related to capital expenditures for our Emeryville headquarters and studio and other facility related projects.

We believe that our current available funds and forecasted cash from operations for the remainder of 2004 will be sufficient to satisfy our currently anticipated cash needs for working capital and capital expenditures, including production costs for Cars, as well as the production and development costs associated with films not covered under the Co-Production Agreement. There can be no assurance that current and forecasted cash from operations will be sufficient to fund future operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville facility and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

Contractual Obligations. At October 2, 2004, we had contractual commitments to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,200	$251	$891	$58	$—

Total	$1,200	$251	$891	$58	$—

Off-Balance Sheet Arrangements

As of October 2, 2004, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 3, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 3, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FASB Staff Position (“FSP”) EITF 03-1 which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. It is expected that these issues will be resolved in the fourth quarter of 2004 and we will adopt the guidance at the time it is issued. We believe that the adoption of EITF 03-1 will not have a material effect on our results of operations, financial position or cash flows.

Risk Factors

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

Our operating results are primarily dependent on the success of our feature films and forecasting is extremely difficult.

For the remainder of 2004, our revenue and operating results will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs for The Incredibles, Finding Nemo, Monsters, Inc., and to a lesser extent, the titles in our film library, (2) the timing, accuracy, and sufficiency of information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility, (6) the terms of our next distribution arrangement and (7) external socioeconomic and political events that are beyond our control.

Dependence on revenue from our feature films.

Under the current Co-Production Agreement, which governs our relationship with Disney regarding the Pictures, Pixar and Disney share equally in the profits of our animated feature films after Disney recovers its distribution fee and its marketing and distribution costs. Distribution costs include worldwide theatrical release costs, costs related to merchandise, Disney’s costs to market and distribute home videos in the United States and international markets, Disney’s distribution fee, and other distribution costs including talent participation and residuals. We remain dependent on the timing, accuracy, and sufficiency of information provided by Disney.

For our business to be successful, our films must achieve box office success. While we have been successful in the release of Toy Story, A Bug’s Life, Toy Story 2, Monsters, Inc., and Finding Nemo and we have experienced a successful domestic weekend opening for The Incredibles, this level of success is highly unusual in the motion picture industry, and our future releases may not achieve similar results. For the remainder of fiscal 2004, we will be dependent primarily on the worldwide theatrical and merchandising success of The Incredibles, the domestic free television licensing of Monsters, Inc., and the continuing worldwide home video, international television licensing and merchandise sales of all of our films. If our films do not generate sufficient revenues from these sources, our 2004 results would be adversely affected.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict their worldwide box office success prior to their release. While we have experienced a very successful opening weekend for The Incredibles at the domestic box office, it is difficult to predict its ultimate worldwide theatrical revenues as well as its revenues from home video, television licensing, merchandise licensing, and ancillary streams. While the popularity of the film is initially measured by box office success, the film’s success within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. Moreover, The Incredibles is our first film to be released with a PG rating, as all of our previous films have been released with a G rating. It is difficult to predict what impact a PG rating may have on the performance of the film. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

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

With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. Although we are moving towards a strategy to theatrically release our films worldwide within a narrower timeframe relative to Finding Nemo and our earlier films, the specific dates of the international releases for these films will depend on territory-specific factors, such as the local competitive environment and school holidays. In some instances, the holiday period may not be the optimal release window for the films. Therefore, the timing of international revenues could span over several months, and the forecasting of such revenues is inherently more difficult.

In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and amount of information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent revisions to the information that it has provided, which could have a significant impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us, and has in the past informed us, of additional distribution costs to those previously forecasted. Such revisions have impacted and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, we also make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining our home video reserves, we review information which includes Disney’s current return reserves, the historical return reserves for our previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that is available. Disney has provided and may continue to provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, we have and may continue to record reserves more consistent with our historical experience. The estimate for return reserves, whether based on historical information or more current information from Disney, is inherently subjective and may differ significantly from actual results. Our original estimates on reserves may be revised in future periods as new and additional information becomes available.

For example, during the quarter ended October 2, 2004 we reduced our foreign home video return reserves for Monsters, Inc., which resulted in an additional $9.5 million of revenue for the quarter. Further, we also reduced Finding Nemo’s foreign home video return reserves based on updated information, including our revisions to the Monsters, Inc. return reserves. The impact of this was to increase our revenues by $7.4 million for the quarter ended October 2, 2004.

We also utilize margin normalization, such as with merchandise or home video expenses, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information to calculate an ultimate lifetime expense margin, rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of our participation is reflected. For example, during the quarter ended October 2, 2004, the Company received updated information from Disney that supported a reduction in the ultimate expense projections for Finding Nemo. As a result, the Company revised its estimate of Finding Nemo’s domestic home video expense to reflect the lower ultimate home video expenses and added $6.3 million of revenues for the quarter.

Any revisions to our estimated reserves, margin normalization or updated information from Disney, as noted above, as well as findings from audit rights offered in accordance with the terms of the Co-Production Agreement, could have a material effect on our financial statements in any given quarter or quarters.

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

Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney, and we share such costs equally. We capitalize our share of direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs is incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2, or (2) charge it to operating expense in the period incurred. Since a substantial portion of our Overhead is related to the Pictures, and is therefore reimbursed by Disney, and since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the nine months ended October 2, 2004, have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we continue production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or shared with Disney.

Film production budgets may increase, and film production spending may exceed such budgets.

Our future film budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing or the development of new proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. The budget for Cars and subsequent films and related products are expected to be greater than the budgets for our previous films. Under the Co-Production Agreement, we will continue to finance any post-production costs for The Incredibles, as well as the budget for Cars, equally with Disney. Due to production exigencies, which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs, which are currently shared with Disney and treated as film costs, increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

Our fiscal 2004 earnings are expected to include revenues attributable to non-film related sources including software revenue; however, there can be no assurance as to the timing and amount of such revenues.

Non-operating income and expenses.

Our fiscal 2004 earnings are expected to include other income and expenses such as interest income and our taxes. Interest income is difficult to predict and can fluctuate depending on our cash, cash equivalents and investment balances as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. For example, in the nine months ended October 2, 2004, our average cash, cash equivalents and investment balances increased; however, net interest income decreased when compared to the corresponding prior year period due to declining interest rates. Income tax expense may also fluctuate. We expect that our income tax rate for fiscal 2004 will be lower than statutory rates due to the utilization of certain tax benefits related to foreign income exclusions for the years 2000 through 2004. The timing and availability of this tax benefit were uncertain until this year. Our effective tax rate may fluctuate in future periods.

Our operating results have fluctuated in the past, and we expect such fluctuations to continue.

Our revenues fluctuate significantly.

We continue to expect significant fluctuations in our future quarterly and annual revenues because of a variety of factors, including the following:

•	the timing of the domestic and international theatrical releases of our animated feature films,

•	the success of our animated feature films,

•	the timing of the release of related products into their respective markets, such as home videos, television, and merchandising,

•	the demand for such related products, which is often a function of the success of the related animated feature film,

•	Disney’s costs to distribute and promote our feature films and related products under the Co-Production Agreement,

•	Disney’s success at marketing our feature films and related products under the Co-Production Agreement,

•	the timing and accuracy of information received from Disney and other sources on which we base estimates of revenue to be recognized from our animated feature films and related products,

•	the timing and amount of non-film related revenues, such as the licensing of our software,

•	the competitive environment,

•	the final terms of our next distribution arrangement, and

•	external socioeconomic and political events that are beyond our control.

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

We have only recently established parallel creative teams so that we can develop more than one film at a time. These teams are presently working primarily on Cars and our first Pixar-only financed film. We have only produced and released six feature films to date and have limited experience with respect to producing animated feature films in parallel. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any future animated film will be released as targeted or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards achieving one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Executive Vice President, Creative, he is also directing our next feature film, Cars. A lack of his availability may adversely impact the success and timing of our future films.

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

The decisions regarding the timing of the theatrical release and related products, the marketing and distribution strategy, and the extent of promotional support are important factors in determining the success of our motion pictures and related products. Under the terms of the Co-Production Agreement, Disney is required to market and distribute the Pictures in the same manner as their premier animated films, and Disney is required to consult with us with respect to all major marketing and distribution decisions. While Disney is prohibited from distributing potential competing films within certain release collars, we ultimately do not control (1) the manner in which Disney distributes our animated feature films and related products, (2) the number of theaters to which Disney distributes our feature films, (3) the specific timing of release of our feature films and related products or (4) the specific amount or quality of marketing and promotional support of the feature films and related products as well as the associated promotional and marketing budgets. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys substantial financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, Disney could make certain decisions as to marketing, distribution or promotion of the animated feature films or related products or the marketing and promotion of its own animated or other family films that could have a material adverse effect on our business, operating results or financial condition. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we experience a delay in the receipt of proceeds from such films and products until after Disney recovers such costs. We are also dependent on Disney for receiving accurate information on a timely basis on which we base estimates to recognize revenue and associated gross profit from the animated feature films and related products. If we fail to receive accurate information from Disney, or fail to receive it on a timely basis, it could have a significant adverse effect on our business, operating results or financial condition.

Disney has an exclusive arrangement with us.

We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than the Pictures, until twelve months from our delivery of the fifth Picture under the Co-Production Agreement. However, since we have delivered Finding Nemo, we have been free to enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture (other than the Pictures). In January 2004, we announced that we had ended our discussions with Disney regarding a new arrangement with them for films released beyond Cars. We are currently exploring our alternatives.

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

Under the Co-Production Agreement, we will continue to co-finance Cars and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. We co-financed A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo and The Incredibles. We also have approved for production and have begun financing our first Pixar-only financed film. If our feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely affected.

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

The success of each animated film developed and produced by us will depend in large part upon our creative team’s ability to produce content that will appeal to a broad audience and to develop compelling stories and characters that will achieve broad market acceptance. Traditionally, this process has been extremely difficult. While we have enjoyed worldwide box office success with Toy Story, A Bug’s Life, Toy Story 2, Monsters, Inc., and Finding Nemo and have experienced a successful domestic weekend opening for The Incredibles, there can be no assurance that similar levels of success will be achieved by our subsequent films.

We experience intense competition with respect to our animated feature films, and software.

Animated Feature Films.

Our animated feature films compete and will continue to compete with family-oriented, animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney, DreamWorks Animation (“DreamWorks”), Warner Bros., Sony Pictures Entertainment (“Sony”), Fox Entertainment Group Inc. (“Fox”), Paramount Pictures (“Paramount”), Lucasfilm Ltd. (“Lucasfilm”), Universal Studios, Inc. and MGM/UA, as well as numerous other independent motion picture production companies.

In 2004, competition is expected to continue to intensify in the family-oriented, animated and live action feature film market and may affect the ultimate box office success of The Incredibles, which began its worldwide release on November 5, 2004. Some of the family-oriented animated and live action feature films that have been or will be released during the 2004 holiday period include the following:

•	Shark Tale by DreamWorks,

•	The Polar Express by Warner Bros.,

•	The SpongeBob Squarepants Movie by Paramount,

•	National Treasure by Disney,

•	Christmas with the Kranks by Sony,

•	Ocean’s Twelve by Warner Bros.,

•	Lemony Snicket’s A Series of Unfortunate Events by Paramount,

•	The Aviator by Warner Bros.,

•	Meet the Fockers by Universal, and

•	Fat Albert by Fox.

There appears to be increasing widespread acceptance for CGI-animated films. In 2004, there was a significant increase in the number of CGI-animated films released, a trend that is likely to carry through 2005 and beyond. Primarily CGI-animated feature films that we understand to be currently in production or pre-production include Robots, Madagascar, Chicken Little, The Barnyard, A Day With Wilbur Robinson, Shrek 3, Open Season, Over the Hedge, Flushed Away, Rapunzel Unbraided, Jimmy Neutron 2, Ice Age 2 and Valiant, among others. In addition to box office and home video competition, other family-oriented films may continue to compete with Monsters, Inc., Finding Nemo and The Incredibles as well as our film library with respect to related television, merchandise, and other future revenue sources.

Furthermore, due to the recent success of CGI-animated films, several movie studios have developed their own internal computer animation capability, which may be used for special effects in animated films and live action films. For example, DreamWorks has successfully produced and released Antz in 1998, Shrek in 2001, and Shrek 2 and Shark Tale in 2004. In addition, Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in March 2002 and Warner Bros. released The Polar Express on November 10, 2004. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements to commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products.

Therefore, we believe competition from animated feature films and family-oriented feature films will likely intensify over the next several years. Due to a potentially large number of family-oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated.

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

The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney from releasing G-rated films, whether live action or animated, within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, Spy Kids 3D: Game Over, and Freaky Friday, competed directly with Finding Nemo for domestic theatrical market share during summer 2003. The home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday have also competed with Finding Nemo in the worldwide home video market. We expect the theatrical releases of National Treasure on November 19, 2004 and J.M. Barrie’s Neverland by Miramax on November 24, 2004 to compete with the worldwide theatrical release of The Incredibles. After Cars, Disney may begin to release its movies during our release windows. This could have an adverse impact on the commercial success required for us to profit from future films. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

We expect competition to persist, intensify and increase in each of our business areas in the future. Some of our current and potential competitors have longer operating histories, larger installed customer bases and significantly greater financial, technical, marketing and other resources than we do. There can be no assurance that we will be able to compete successfully against current or future competitors. Such competition could have a material adverse effect on our business, operating results or financial condition.

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

Although we have enjoyed a tremendously successful track record with Toy Story, A Bug’s Life, Toy Story 2, Monsters, Inc., and Finding Nemo and experienced a successful domestic weekend opening for The Incredibles, we cannot provide any assurances that our future films will enjoy the same level of success. Currently, Disney shares the financial risks associated with the production of our films under the Co-Production Agreement by financing 50% of the production costs. In addition, under the Co-Production Agreement, Disney is responsible for financing 100% of the costs related to the marketing and distribution of the films. In the event that a film does not generate sufficient revenues to offset such costs, Pixar is not responsible for any losses Disney incurs. However, because we anticipate financing 100% of the production costs of our films under any future distribution agreement, we expect to bear all of the financial risks associated with a future film’s production costs. In addition, we cannot provide any assurances that future distribution agreements will provide us with our current level of risk minimization related to the financing of marketing and distribution expenses. In addition, as additional entrants emerge in the animation marketplace, there may be increased competition for distribution partners.

We have a limited operating history.

Until 1996, we had generated recurring revenue primarily from the license of our RenderMan® software, amounts we received under software development contracts and fees for animated television commercial development. We expect to generate a substantial majority of our future revenue from the development and production of animated feature films and related products, as we have since 1996. We have, to date, developed, produced and released only six animated feature films, Toy Story, A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, and The Incredibles. Accordingly, we have a limited operating history in implementing our business model upon which an evaluation of our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a business enterprise, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to changes in the competitive environment, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

Our current and future commitments may have an adverse impact on our cash balances.

We are currently co-financing our remaining unreleased Picture, Cars, pursuant to the Co-Production Agreement. We are also solely financing our first Pixar-only financed film and other development projects. In the future, we may co-finance other derivative works such as sequels and television productions. The future production costs of Cars and subsequent films, and any future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. As of October 2, 2004, we had $833.2 million in cash, cash equivalents and investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, production costs for Cars, as well as production and development costs for future films and development projects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

Our Chief Executive Officer, Steve Jobs, beneficially owns approximately 52.1% of our outstanding Common Stock as of October 2, 2004. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

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

Although none of our employees are represented by a labor union, it is common for film directors, producers, animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. We may be directly or indirectly dependent upon certain union members, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or results of operations. For example, many of the actors who provide voice talent for the Pictures and Derivative Works are members of the Screen Actors Guild (SAG) and/or the American Federation of Television and Radio Artists (AFTRA) and the current SAG and AFTRA contract expires June 30, 2005. If a work stoppage did occur, it could delay the completion of our films and have a material adverse effect on our business operating results or financial condition.

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

Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently have twenty-nine patents in force in the United States and eighteen patents in force in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult and expensive. In addition, effective copyright, patent and trade secret protection may be unavailable or limited in certain foreign countries. We generally rely on “electronically delivered” software licenses that include an electronic acceptance by the purchaser, which may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable.

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

One of the risks of the film production business is the possibility of claims that our productions infringe on the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. In addition, our technology and software may be subject to patent, copyright or other intellectual property claims of third parties. We have received, and are likely to receive in the future, claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us, or that any assertions or prosecutions will not have a material adverse effect on our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

Third-party technology licenses may not continue to be available to us in the future.

We also rely on certain technology that we license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain any of these technology licenses could result in delays in feature film releases or product releases until equivalent technology could be identified, licensed and integrated. Any such delays in feature film releases or product releases could have a material adverse effect on our business, operating results and financial condition.

The market price of our Common Stock has been volatile in the past, and we expect such volatility to continue.

The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, speculation about the negotiation of terms or conditions of our next distribution arrangement, or socioeconomic, political or other factors. For example, for the current fiscal year through November 5, 2004, our Common Stock closed as low as $62.42 and as high as $84.45 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending January 1, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Auditing Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our auditors may not agree with our assessments.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of January 1, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. In this regard, our auditors have informed us that it is of critical importance that we diligently continue to complete our Section 404 work and to provide our results and assessments to our auditors on a timely basis so that our auditors can have available the staff necessary to complete their work and issue their attestation report by the required date. If we are not able to complete our assessment under Section 404 in a timely manner, we and our auditors would be unable to conclude that our internal control over financial reporting is effective as of January 1, 2005.

Our reported financial results could be affected if significant changes in current accounting principles are adopted.

Recent actions and public comments from the SEC have focused on the integrity of financial reporting. Congress has considered a variety of bills that could affect certain accounting principles and the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, which represent a significant change from current accounting practices. In particular, changes to FASB guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income less predictable in any given reporting period, could change the way we compensate our employees, or may cause other changes in the way we conduct our business.

We are subject to risks caused by the availability and cost of insurance.

Changing conditions in the insurance industry have affected most areas of corporate insurance. These changes have in the past and may in the future result in higher premium costs, higher deductibles and lower insurance coverage limits. Due to these factors, we have elected to self-insure certain risks. For example, we do not carry earthquake insurance due to its high cost.

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

All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at October 2, 2004. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than 1 Year	Over 1 Year	Total
Available-for-sale securities	$351,944	$453,702	$805,646
Weighted-average interest rate	2.61%	1.88%	2.20%

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

Changes in internal control over financial reporting. We continue to enhance our internal control over financial reporting as required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. and Item 3. are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were submitted to shareholders at our Annual Meeting of Shareholders held August 20, 2004. Each of these proposals was approved by a majority of the shares present at the meeting.

1. To elect eight directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Shares For	Shares Withheld
Steve Jobs	50,404,881	3,842,225
Edwin E. Catmull	50,388,888	3,858,218
Skip M. Brittenham	50,345,002	3,902,104
Susan L. Decker	52,786,151	1,460,955
Joseph A. Graziano	52,774,832	1,472,274
Lawrence B. Levy	50,533,339	3,713,767
Joe Roth	52,801,347	1,445,759
Larry W. Sonsini	50,342,757	3,904,349

2. To approve the adoption of Pixar’s 2004 Equity Incentive Plan. The results of the voting included 31,139,929 shares for, 17,173,449 shares against, 5,904,467 broker non-votes, and 29,261 shares abstained.

3. To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ended January 1, 2005. Results of the voting included 53,977,172 shares for, 255,479 shares against, and 14,455 shares abstained.

Item 5. is not applicable and has been omitted.

Item 6. Exhibits

Exhibit 3.2	Bylaws of the Registrant

Exhibit 10.1*	2004 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, Commission File No. 333-120230).

Exhibit 10.2*	Forms of Agreement Under 2004 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement, Commission File No. 333-120230).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXAR

By:	/s/ SIMON T. BAX
Simon T. Bax
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 12, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.2	Bylaws of the Registrant

10.1*	2004 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, Commission File No. 333-120230).

10.2*	Forms of Agreement Under 2004 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement, Commission File No. 333-120230).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement.