Form 10-K
period 2005-01-01
PIXAR \CA\
filed 2005-03-17
CIK 1002114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

As of July 3, 2004, the last day of the Registrant’s most recently completed second fiscal quarter, there were 56,480,505 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on July 2, 2004) was $1,793,965,609. Shares of the Registrant’s Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005, there were 58,776,532 shares of the Registrant’s Common Stock outstanding.

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the scheduled release dates of our feature films, our anticipated revenues and operating expenses, our expectations on DVD penetration and the resulting effect on our home video sales and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “scheduled,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry and management’s beliefs and assumptions. These statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 18 through 32. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

To date, we have created and produced six full-length computer-animated feature films, which were marketed and distributed by The Walt Disney Company (along with its subsidiaries hereinafter referred to as “Disney”). Pixar has won 18 Academy Awards® for its films and technical achievements, and our six films have grossed an aggregate of more than $3.2 billion at the worldwide box office as of March 6, 2005. Our next film, Cars, is scheduled for release on June 9, 2006. Cars is directed by Pixar’s two-time Academy Award®-winner John Lasseter, who directed Toy Story, A Bug’s Life, and Toy Story 2. We are also currently in production on our first feature film produced outside of our existing Disney relationship, which is scheduled for a summer 2007 release.

Our principal executive offices are located at 1200 Park Avenue, Emeryville, California 94608. Our telephone number is (510) 752-3000, and our website is located at www.pixar.com; however, the information in, or that can be accessed through our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on the “Investors Relations” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The statements in this Form 10-K regarding the scheduled release dates for our next films are forward-looking, and the actual release dates may differ. Factors that could cause delays in the release of our films include, but are not limited to (1) the uncertainties related to production delays, (2) financing requirements or marketing or distribution factors, (3) personnel availability, (4) external socioeconomic and political events, and (5) the release dates of competitive films. See “Risk Factors” in Item 1 of this Form 10-K.

Distribution of Our Films

In February 1997, we extended our original relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, we agreed to produce, on an exclusive basis, five original computer-animated feature films (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which are financed by Disney), a distribution fee paid to Disney and any other mutually agreed upon fees or costs, including any third-party participations. The first four original Pictures produced under the Co-Production Agreement were A Bug’s Life, Monsters, Inc., Finding Nemo and The Incredibles. We are currently in production on Cars, the fifth and final Picture under the terms of this agreement. As a sequel, Toy Story 2 did not count toward the Pictures; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the Pictures.

The term of the Co-Production Agreement continues until we deliver our fifth and final Picture, Cars, to Disney. Since our April 2003 delivery of Finding Nemo to Disney, we have had the right to negotiate and enter into another distribution agreement with any third party. In January 2004, we announced that we had ended our discussions with Disney regarding extending our relationship with them by entering into a new arrangement for films released beyond Cars. Since that time, we have had preliminary meetings with various major motion picture studios regarding a potential distribution agreement for the films we release after Cars, and we continue to explore our options with respect to a future distribution agreement.

We have produced six highly successful feature films to date, and we believe that this success, combined with our strong financial resources, position us to negotiate a new distribution arrangement with a major studio that will provide us with, among other things, (1) better economic terms than we currently have under the Co-Production Agreement and (2) full ownership of our films. With respect to the distribution of our films after Cars, we currently are not pursuing alternatives other than entering into such an agreement with a major studio.

Although we look forward to a more favorable distribution agreement for films released after Cars, we also understand that distributing our films through another studio may increase some of the risks we face in the motion picture industry. See “— Relationship with Disney,” “Risk Factors — We experience intense competition with respect to our animated feature films and software” and “Risk Factors — We face various distribution risks with respect to our feature films.”

Recent Developments

Summer Theatrical Release Schedule.    In December 2004, we announced that we would be shifting the theatrical release schedule of our feature films from a holiday release schedule to a summer release schedule, beginning with Cars. We believe that family-oriented films enjoy better intra-week box office performance in the summer compared to the holiday season because, among other factors, children are generally not participating in a full-time school curriculum.

Release of The Incredibles.    In November 2004, The Incredibles was theatrically released, and, as of March 6, 2005, it had generated over $260 million in domestic box office revenue and over $368 million in foreign box office revenue. In February 2005, The Incredibles won two Academy Awards® for Best Animated Feature Film and Achievement in Sound Editing. On March 15, 2005, The Incredibles domestic home video was released, in both DVD and VHS formats. The international home video will be released throughout the Spring of 2005.

THQ Multi-Property Publishing Agreement.    In August 2004, we announced an exclusive multi-property publishing agreement with THQ, Inc. (“THQ”) in which we granted THQ the interactive rights to four future Pixar computer-animated feature films, beginning with our first film produced outside of the Co-Production Agreement. The worldwide deal extends four years after the release of each film and includes all current and future video game console systems, PC/MAC, as well as handheld and wireless devices. Under THQ’s existing agreement with Pixar and Disney, which began in April 2002, THQ has the rights to publish video games for Finding Nemo, The Incredibles and Cars.

Management and Board of Director Changes.    In May 2004, Simon T. Bax was appointed Executive Vice President and Chief Financial Officer of Pixar. In June 2004, Susan L. Decker, Chief Financial Officer and Executive Vice President, Finance and Administration of Yahoo!, joined our board of directors.

Business Model and Products

We are a leading brand in family entertainment as a result of our high quality animated films and related products, such as video products, toys, interactive games and other merchandise. Because of our strong brand and the consistent success of our feature films, we believe that we are well positioned to secure a distribution agreement that will provide for strong marketing and distribution of our films and more favorable economic terms and full ownership of our future properties.

Animated Feature Films.    Our first animated feature film, Toy Story, was released in November 1995. As the first fully computer graphics imagery (CGI) animated feature film released theatrically, Toy Story revolutionized the field of animation. Since the release of Toy Story, we have produced five more highly successful films: A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo and The Incredibles.

We intend to continue to develop high-quality original computer-animated feature films for the family entertainment market. We are currently in various stages of development and production on a number of original animated feature films including Cars, which is the last of five original Pictures to be produced and distributed under the Co-Production Agreement, as well as our first film beyond the Co-Production Agreement. John Lasseter, the Director of Toy Story, A Bug’s Life, and Toy Story 2 and Executive Producer for Monsters, Inc., Finding Nemo and The Incredibles, is currently directing Cars, which is scheduled for release on June 9, 2006.

The following table sets forth box office information regarding our first six films as of March 6, 2005:

Film	Year of Release	Worldwide Box Office*
The Incredibles	2004	• $260 million domestic • $368 million international
Finding Nemo	2003	• $340 million domestic • $525 million international
Monsters, Inc.	2001	• $256 million domestic • $268 million international
Toy Story 2	1999	• $246 million domestic • $239 million international
A Bug’s Life	1998	• $163 million domestic • $200 million international
Toy Story	1995	• $192 million domestic • $170 million international

*	Box office receipts represent the gross revenues collected by theatrical exhibitors for exhibition of our films and do not reflect the amount of revenue remitted to us.

Home Videos.    Home video sales, including DVD and VHS formats, continue to be among the largest contributors to lifetime revenues of our films. Through January 1, 2005, we have recognized net units sales of over 183 million units worldwide from our five titles released in this market. With the increasing popularity of the DVD format, more consumers are creating DVD libraries. We believe that the popularity of the DVD format is an important factor that contributed to the tremendous success of Finding Nemo and Monsters, Inc. domestic home video releases. The Finding Nemo home video was released in the U.S. in November 2003 in both VHS and a 2-disc Collectors Edition DVD. In 2003, Finding Nemo became the best selling home video of all time in the U.S. Over 29 million units have been sold in the U.S. since its release, (23 million DVD units and 6 million VHS units). The Monsters, Inc. home video was released in the U.S. in September 2002 in both VHS and a 2-disc Special Edition DVD and was the best selling home video of 2002. Over 20 million units have been sold in the U.S. since its release.

We expect DVD penetration to continue to have a favorable impact on the sales of our titles on home video, especially in many foreign territories where the DVD adoption rate has lagged behind that of the U.S. As more consumers worldwide build their DVD film libraries, we expect not only to continue to see the shift in the DVD/VHS ratio toward DVD, but also to see an increase in the overall sales of home videos. We believe increasing worldwide penetration of DVDs will favorably benefit the release of our new titles on home video as well as potentially create incremental sales of our existing titles, and also believe that home video sales will continue to be a significant component of our business. Since their release, the Finding Nemo home video has sold over 19 million units internationally (14 million DVD units and 5 million VHS units), and the Monsters, Inc. home video has sold over 15 million units internationally (7 million DVD units and 8 million VHS units). Distribution of home video versions of the animated feature films developed and produced under the Co-Production Agreement is governed by the terms of the Co-Production Agreement.

We also continue to explore opportunities to maximize worldwide home video sales of our library titles. For example, the domestic home video for both Toy Story and Toy Story 2 were placed on a sales moratorium on May 1, 2003. Internationally, these two titles were placed on moratorium at various dates beginning in the Spring of 2004. This strategy is designed potentially to increase sales over the lifetime of a title, to prevent a declining sales price and to support a potentially higher sales price upon re-release. However, it is difficult to predict the impact this strategy will actually have on our sales, particularly since this is the first time home videos of any of our feature films have been placed on a sales moratorium. In addition to re-release on existing video formats, as the marketplace evolves with the next generation of home theater technology, such as High Definition TV, we will continue to monitor the marketplace and review home video strategies.

Television.    Our films are distributed to television markets throughout the world. All of our films have been distributed to the domestic broadcast and basic cable television markets. Since October of 2000, our films have appeared on Pay-Per-View with A Bug’s Life being the first major animated title to be distributed by Disney for this market. We entered the pay television market in March 2003 by licensing the pay television rights for Monsters, Inc. to Starz!/Encore. This was the first time that a Pixar title was licensed to a premium cable network. Finding Nemo, The Incredibles, and Cars are now included as part of an output deal between Disney and Starz!/Encore. Internationally, our films have appeared in the pay TV market as well as the broadcast networks. Disney generally distributes our films internationally to the broadcast networks through a package consisting of multiple films. Going forward, we expect all of our titles to be available through the various television markets: Pay-Per-View, pay television, broadcast and basic cable television, and international television. Distribution of television rights for the animated feature films developed and produced under the Co-Production Agreement is governed by the Co-Production Agreement.

Merchandise and Interactive Games.    We believe the characters, story and music created in our animated feature films provide significant revenue generation opportunities through various consumer products such as toys and interactive games. For example, Pixar and Disney have granted THQ interactive rights to create interactive video and computer games for Finding Nemo, The Incredibles, and Cars, which are Pictures under the Co-Production Agreement. In August 2004, we announced an exclusive multi-property publishing agreement with THQ in which we granted THQ the interactive rights to four future Pixar computer-animated feature films, beginning with our first film produced outside of the Co-Production Agreement.

Short Films.    Producing short films allows us to develop creative talent and computer animation technology. We have produced a number of award-winning short films since our inception and plan to continue to invest in developing new short films. For example, in 1997 we created and produced the Academy Award®-winning short film, Geri’s Game, which enabled us to further our technology in computer-generated skin and cloth. In 2000, we created and produced the Academy Award®-winning short film, For the Birds, which enabled us to further our technology in computer-generated fur and feathers. The acclaimed John Lasseter-directed Pixar short, Knick Knack, produced in 1989, accompanied Finding Nemo in theaters. In 2003, we created and produced the Academy Award®-nominated, Boundin’ which accompanied The Incredibles in theaters. We also create new short films for inclusion as a bonus feature in our DVD releases in addition to including on the DVD the short films that accompanied the theatrical release of our feature films. Mike’s New Car was a special bonus feature on the Monsters, Inc. DVD, and the release of The Incredibles DVD on March 15, 2005 includes a new and previously unreleased short film, Jack-Jack Attack.

RenderMan®.    We have been selling our RenderMan® software for nearly seventeen years. RenderMan® has helped visual effects studios create visual effects in over 100 films. Of the last 44 films nominated to receive an Academy Award® for visual effects, 41 have used RenderMan®. RenderMan® runs on these popular platforms: Linux, Macintosh OSX, and Windows. Examples of RenderMan® customers include movie and special effects studios such as Disney, Lucasfilm Ltd. through its affiliate Industrial Light and Magic (“ILM”), Sony Pictures Imageworks and DreamWorks Animation SKG, Inc. RenderMan® is also used in television broadcasting. Customers also include government agencies and universities around the world. See “—Technology — RenderMan®” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Computer Animation Process

The development and production of animated feature films is extremely complex and time consuming due to the very large number of frames and intricate detail of each frame required to condense emotional information into actions that are believable on the screen. At 24 frames per second, a 115-minute animated feature film such as The Incredibles requires approximately 165,000 individual frames. Animation for feature films has traditionally been created through hand-drawn cels, requiring hundreds of people working for two to three years. Although computers have been used to assist in some elements of cel animation in the past, most frames are still hand-drawn.

We believe that our proprietary technology, which allows animators to manipulate hundreds of motion control points within a single character, allows for more intricacy and subtlety of character and personality than traditional two-dimensional cel-based animation. This technology also facilitates the manipulation, editing and re-use of the elements used to create the animated images.

We produce our computer-animated feature films and other projects in four stages: creative development, pre-production, production and post-production. Because this process is iterative, there is continuous reworking of the film. The basic elements of this highly complex process are outlined below.

Creative Development

Creative development is a collaborative process in which the story and its characters are created and developed. The first step involves the development of a story concept, which often takes the form of a story summary or outline known as a “treatment.” After numerous iterations and research into the story and characters, a first draft of a screenplay is written.

Pre-Production

The pre-production stage begins when the screenplay is turned into story boards, which are panels filled with thousands of sketches that represent the story to be animated. The story boards are then transferred to video so that they can be electronically edited into a photo play of the film called a story reel, a process that enables editing of the film before the production phase begins. Voices are then selected, recorded and added to the story reel. Animated dioramas, which are test sequences to prove that the major technical issues in creating the film have been addressed, are also created in pre-production. Throughout the creative development and pre-production processes, visual plans are developed for the style, colors and look of the film.

Production

Our production stage consists of six phases: modeling and rigging, layout, animation, shading and lighting, rendering and film recording. In the modeling phase, digital models of each set and character are created by defining their shapes in three dimensions (height, width and depth) and by adding the rigging, the sets of animation controls that allow the model to be moved or animated. In some cases, a digital model has hundreds of animation controls. In the layout stage, artists place the digital models into a scene and position the digital cameras at the angles from which the three-dimensional shot is to be seen. The assembled shot is then given to the animator together with the prerecorded voice.

In the animation stage, the digital models are animated, or “brought to life,” in three dimensions by changing the animation controls over time to create a motion sequence. The next step in completing a scene requires attaching to each model a description of its surface characteristics. These “shaders” describe the pattern, texture, finish and color for every object in the scene. Next, lighting is added by placing digital lights into the scene. In the rendering phase, the renderer takes the data for the models, layout, animation, shaders and lights, and for each frame in the sequence, computes a two-dimensional image of what the scene looks like at that point in time from the point of view of the camera. The final rendering of a single frame takes an average of one to four hours, but a small percentage of more complex frames can take much longer, between 20 and 40 hours each or more. The final rendered digital image is then sent to our PixarVision® laser recorders to be printed onto film. While film is the primary means of distributing motion pictures to theaters, digital projectors have achieved the brightness and high resolution necessary to project movies on theater screens without the use of film. As our films are produced digitally, they are uniquely suited to this method of exhibition. Toy Story 2 was shown digitally in 12 theaters worldwide, making it the first completely computer-animated feature film to be shown digitally. Monsters, Inc. and Finding Nemo were shown digitally in 37 and 103 theaters worldwide, respectively. The Incredibles is Pixar’s widest international digital cinema release to date, and the industry’s first to take advantage of the new generation of higher resolution, “2K” digital cinema projectors. Audiences in eighteen territories around the world saw The Incredibles projected digitally, in seventeen localized versions. Worldwide, the digital release hit 112 theaters (35 domestic, 77 international).

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

Creative Group

Our creative and technical personnel have collaborated since our founding to produce three-dimensional computer-animated films. The principal objective of our creative group is to create heartwarming stories with memorable characters utilizing the medium of computer animation. The members of our creative and technical teams have been nominated for and received a number of awards. An exemplary list of those awards is included in the table below:

Film	Category	Award/Nomination	Year
The Incredibles	Best Animated Feature Film Best Original Screenplay Best Sound Editing Best Sound Mixing Best Picture, Musical or Comedy	Academy Award® Academy Award® Nominee Academy Award® Academy Award® Nominee Golden Globe Nominee	2004
Finding Nemo	Best Animated Feature Film Best Original Screenplay Best Musical Score Best Sound Editing Best Picture, Musical or Comedy	Academy Award® Academy Award® Nominee Academy Award® Nominee Academy Award® Nominee Golden Globe Nominee	2003
Boundin’	Best Animated Short Film	Academy Award® Nominee	2003
Mike’s New Car	Best Animated Short Film	Academy Award® Nominee	2002
Monsters, Inc.	Best Song Best Animated Feature Film Best Original Score Best Sound Editing	Academy Award® Academy Award® Nominee Academy Award® Nominee Academy Award® Nominee	2001
For the Birds	Best Animated Short Film	Academy Award®	2001
Toy Story 2	Best Original Song Best Picture, Musical or Comedy Best Original Song	Academy Award® Golden Globe Award Golden Globe Nominee	2000
Geri’s Game	Best Animated Short Film	Academy Award®	1998
A Bug’s Life	Best Musical Score Best Original Score	Academy Award® Nominee Golden Globe Nominee	1998
Tin Toy	Best Animated Short Film	Academy Award®	1988
Luxo, Jr.	Best Animated Short Film	Academy Award®	1986

John Lasseter is Executive Vice President, Creative and the senior creative officer at Pixar. Mr. Lasseter is an Academy Award®-winning director and animator, the Director of Toy Story, A Bug’s Life, Toy Story 2 and Cars and Executive Producer for Monsters, Inc., Finding Nemo and The Incredibles. In March 1996, Mr. Lasseter received a Special Achievement Oscar® from the Academy of Motion Picture Arts and Sciences for the development and application of techniques that made possible the first feature-length computer-animated film, Toy Story. In February 2004, Mr. Lasseter was awarded the Art Directors Guild’s coveted honorary Contribution to Cinematic Imagery Award. The Contribution to Cinematic Imagery Award is voted from time to time to an individual whose body of work in the film business has richly enhanced the visual aspects of the movie-going experience. Award-winning directors working with Mr. Lasseter include, among others, Andrew Stanton, Brad Bird and Pete Docter. Finding Nemo, released domestically on May 30, 2003, was written and directed by Academy Award®-winning Andrew Stanton, who served as co-director and co-screenwriter of A Bug’s Life and as co-screenwriter of Toy Story, Toy Story 2, and Monsters, Inc. Academy Award®-winning Brad Bird previously directed and wrote the screenplay of the critically acclaimed animated feature, The Iron Giant, and directed and wrote the multiple award-winning The Incredibles, which was released domestically on November 5, 2004. Pete

Docter, the Director of Monsters, Inc., is an Academy Award®-nominee for his role in creating the original story for Toy Story. Mr. Docter and Mr. Stanton are currently working on projects outside of the term of the Co-Production Agreement.

Under each director is a strong creative team consisting of highly skilled story artists, animators and other artists trained in the art of animation, especially computer-animation. The story department is responsible for a project’s concept, treatment, outline, script, storyboards and story reels. The art department is responsible for the visual development of a project, including the design of characters, sets, color, textures, shading and lighting. Animators are responsible for bringing the characters to life. It is also common for creative contributions to come from the technical group. Our research and development department is responsible for creating and further advancing our distinctive computer animated visual effects, such as the moving fur in Monsters, Inc., the underwater “murk” in Finding Nemo and the human skin in The Incredibles. Our proprietary software tools enable artists unfamiliar with computers to become quickly skilled in the art of three-dimensional animation. All groups work closely together in an iterative process. We have a cooperative working environment and a non-hierarchical culture that encourages each member of the creative team, regardless of position or department, to consider the ideas of all other members of the team. See “Risk Factors — Our success depends on certain key employees.”

The success of each animated film developed and produced by us depends in large part upon our ability to develop and produce compelling stories and characters that will appeal to a broad audience. Traditionally, this process has been extremely difficult. While we have enjoyed box office success with all of our feature animated films to date, there can be no assurance that similar levels of success will be achieved by our subsequent films, including Cars and projects beyond the Co-Production Agreement. See “Risk Factors — In order for our feature films and related products to be successful, we must develop appealing creative content.”

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

We have three core proprietary technologies: (1) Marionette™, an animation software system for articulating, animating and lighting, (2) Ringmaster™, a production management software system for scheduling, coordinating and tracking of a computer animation project and (3) RenderMan®, a rendering software system for high quality photo-realistic image synthesis that we use internally and license to third parties. Each of these systems is critical to the production of our animated feature films and other animation products.

Marionette™.    Marionette™ is our software system for articulating, animating and lighting for computer animation. Marionette™ is the primary software tool for animators and technical directors at Pixar. In contrast to many commercially available animation systems, which are designed to address product design, computer video games or cinematic special effects, Marionette™ has been designed and optimized for character articulation and animation. Marionette™ is used internally at Pixar on Linux and Unix workstations.

Ringmaster™.    Ringmaster™ is a production management software system for scheduling, coordinating and tracking a computer animation project. Due to the enormous amount of data required in three-dimensional animation, accurate production information is essential for producing high quality animation. Our production coordination staff uses Ringmaster™ internally at Pixar to plan and track projects ranging from short animation projects to animated feature films.

A key component of Ringmaster™ is a distributed rendering system for managing the huge quantity of images and data that must be rendered to create our products. We do our rendering on a large array of powerful computers, which are dedicated to rendering 24 hours a day. These machines, which we call the RenderFarm, are connected via a local area network. To achieve the desired quality level, the average time to render a single frame at film resolution is between one and four hours. Since an animated feature film contains well over 100,000 frames, each of which may be rendered several times in the production process, we typically have a large number of frames to render at any given time. To manage this process, Ringmaster™ coordinates and schedules all the processors in the RenderFarm. Ringmaster™ includes a compositing system and also maintains an array of disk drives as a central data repository for the digital image files generated by the rendering and compositing steps of the production process. Finally, Ringmaster™ controls the filming phase of production and is responsible for backing up shots for archival purposes.

RenderMan®.    RenderMan® is a rendering software system for high quality photo-realistic image synthesis that we use internally and also license to third parties. Today, RenderMan® is used by many major film studios and special effects firms. RenderMan® was designed to be easily portable. It is available on these popular platforms: Linux, Macintosh OSX, and Windows. For more information, see “Business Model and Products —RenderMan®.”

Relationship with Disney

Our relationship with Disney dates back to 1986, when we entered into a joint technical development effort with Disney that resulted in the Computer Assisted Production System (“CAPS”), a production system owned and used by Disney in some of its two-dimensional cel-based animated feature films. Disney first used CAPS for The Rescuers Down Under and has continued to use it for its subsequent animated feature films, such as The Lion King and Tarzan. In 1992, certain employees of Pixar and Disney were jointly awarded an Academy Award® for Scientific and Engineering Achievement for the development of CAPS.

In May 1991, we entered into a feature film agreement with Disney, which provided for the development, production and distribution of up to three feature-length motion pictures (the “Feature Film Agreement”). Toy Story was developed, produced and distributed under the Feature Film Agreement. In 1997, we extended our existing relationship with Disney by entering into the Co-Production Agreement. This agreement generally provides that we will be responsible for the development, pre-production and production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The profits from the Pictures are shared equally between Pixar and Disney after Disney recovers a distribution fee and pre-agreed distribution costs. The term of this arrangement continues until the delivery of Cars to Disney.

We have produced six highly successful films to date. We believe that the success of our track record, combined with the strength of our financial resources, position us to negotiate a distribution arrangement that will provide us with more favorable economic terms and allow us to retain full ownership of our future films. Although we look forward to a more favorable agreement for films released after Cars, we also understand that such an agreement may increase some of the risks we face in the motion picture industry. See “Risk Factors — We face various distribution risks with respect to our feature films” and “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

Co-Production Agreement

The following is a summary of the Co-Production Agreement, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”). The following summary is not complete, and reference is made to the Co-Production Agreement filed as an exhibit to the 1996 Form 10-K. This summary is qualified in all respects by such reference. Before making an investment decision with respect to our Common Stock, we encourage you to read the Co-Production Agreement.

Overview.    On February 24, 1997, we entered into the Co-Production Agreement with Disney pursuant to which we, on an exclusive basis, agreed to produce the Pictures for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which are financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any third-party participations. The Co-Production Agreement generally provides that we are responsible for the production of each Picture and that Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first four original Pictures under the Co-Production Agreement were A Bug’s Life, Monsters, Inc., Finding Nemo and The Incredibles, which were released in November 1998, November 2001, May 2003 and November 2004, respectively. Toy Story 2, the theatrical sequel to Toy Story, was released in November 1999, and is also governed by the Co-Production Agreement, although it does not count towards the Pictures because it was a sequel. The Co-Production Agreement also contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures, we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures.

Production.    The Co-Production Agreement provides a green lighting mechanism for the five films to be developed and produced as Pictures. Cars was the fifth film to be green lit. Once the film has been green lit, we have final control over the production of the Picture. Disney is entitled to designate a representative at Pixar to monitor the production and production costs of the Pictures.

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

Distribution.    Disney is solely responsible for financing the costs and expenses of the marketing, promotion, publicity, advertising and distribution of each Picture, subject to certain requirements, and has final control over all related decisions. Disney is obligated to consult with us regarding all such major marketing and distribution decisions, and we are entitled to designate a representative to monitor marketing and distribution of the Pictures. As the films under the Co-Production Agreement have been approved for production, Disney has committed initially to release each Picture within certain windows and not to release other Disney family films during certain windows. Further, each Picture is to be distributed and marketed under the Walt Disney Pictures brand (or the then current Disney brand for premier Disney movies) and is to be distributed and marketed by Disney in all markets and media and on a worldwide basis in a manner similar to that in which Disney then currently distributes and markets its premiere animated movies. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and consequently, we experience a delay in the receipt of cash proceeds from such films and products until after Disney recovers such costs.

Division of Gross Receipts.    Pixar and Disney are entitled to share equally in all gross receipts remaining after deduction of (1) a distribution fee to Disney, (2) mutually agreed participations (payments to third parties such as actors, composers and other artists contingent upon the success of the Pictures), if any, paid by either Disney or us, and (3) Disney’s distribution costs. Gross receipts include all revenues or other consideration received by Disney from the exploitation of the Pictures and any related merchandise, books, soundtracks and other tangible personal property based upon the Pictures, as more specifically provided in the Co-Production Agreement (collectively, “Merchandise”), subject to certain exceptions relating primarily to receipts from Disney’s affiliates. Distribution costs are broadly defined in the Co-Production Agreement to include out-of-pocket costs paid (or in certain instances, accrued for payment) to a third party (or in certain instances, to Disney’s affiliates) by Disney or certain of its affiliates, provided that such out-of-pocket costs are directly related or fairly allocable to the distribution of the Pictures and Merchandise. Pursuant to the Co-Production Agreement, we receive statements and payments of our share of gross receipts monthly within 45 days after the end of each calendar month for the first three years after the film’s release then quarterly thereafter, subject to certain exceptions, and we have the right to audit Disney’s books and records relating to the Pictures and Merchandise.

Derivative Works.    Subject to certain exceptions, Disney and Pixar have mutual control of the decision to develop, produce or otherwise exploit any derivative works (or to transfer or license any rights to exploit any derivative works) during the term of the Co-Production Agreement or thereafter. Derivative works include theatrical sequels such as Toy Story 2, made-for-home video sequels, television productions such as Buzz Lightyear of Star Command, interactive media products such as Monsters, Inc., Finding Nemo and The Incredibles interactive games, and other derivative works as more specifically provided in the Co-Production Agreement (collectively, “Derivative Works”). Except in certain very limited circumstances, in the event of a disagreement over whether to proceed with a Derivative Work, Disney’s decision governs. We are to be given the option to co-finance and produce, or to participate on a passive financial basis with respect to, a Derivative Work that is (1) a theatrical motion picture, (2) a made-for-home video production, (3) a television production, (4) location-based entertainment that uses unique characters or other elements from any of the Pictures or Toy Story as its primary theme, or (5) an interactive product such as a CD-ROM, DVD, video game or arcade game (collectively, “Interactive Products”). Although Disney has given us the option to co-finance and co-produce theatrical sequels to A Bug’s Life, Toy Story 2, Monsters, Inc. and Finding Nemo, we have declined. Therefore, should Disney release these sequels, we will participate on a passive financial basis.

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

For live entertainment such as stage plays or ice shows, we are entitled to participate on a passive financial basis as specified in the Co-Production Agreement. For all other Derivative Works except theme parks, we are entitled to participate on a passive financial basis in such work and to receive a reasonable royalty to be mutually agreed upon if the work is a revenue-producing work. Disney has the sole and exclusive right in perpetuity to use, without compensation to us, each Picture, the characters there from and any story elements thereof in theme parks, location-based entertainment for which Picture or Toy Story characters or elements are not the primary theme and cruise ships.

A Derivative Work that is a theatrical motion picture does not count towards the five Pictures under the Co-Production Agreement. Accordingly, Toy Story 2 did not count as one of the five Pictures to be produced. Under the Co-Production Agreement, all provisions applicable to the original five Pictures apply to Toy Story 2 as well.

Creative Controls.    Pixar has full creative control of the production of Cars. The Co-Production Agreement provides for certain dispute resolution procedures in the event of a disagreement.

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

Proprietary Rights.    Under the Co-Production Agreement, the copyrights, trademarks and other intellectual property rights in and to the Pictures, all new and unique characters and story elements thereof and the audio- visual images thereof, and ancillary rights relating thereto, are jointly owned by Disney and Pixar on an undivided 50/50 basis, subject to our ownership rights in the technology and excluding any intellectual property rights previously owned by us or Disney. Disney has the exclusive distribution and exploitation rights with respect to the Pictures, Derivative Works and ancillary rights relating thereto. Under the Feature Film Agreement, Disney owns all of the proprietary rights associated with the first Toy Story film. Notwithstanding the foregoing, we own the copyright and all other intellectual property rights in and to all computer programs and other technology we develop or discover before, during or after the term of the Co-Production Agreement.

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

Animated Feature Films.    Our animated feature films compete and will continue to compete with family-oriented, animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks Animation SKG, Inc. (“DreamWorks”), Warner Bros. Entertainment (“Warner Bros.”), Sony Pictures Entertainment (“Sony”), Fox Entertainment Group Inc. (“Fox”), Paramount Pictures (“Paramount”), Lucasfilm Ltd. (“Lucasfilm”), Universal Studios, Inc. (“Universal”), MGM/UA, and Studio Ghibli as well as numerous other independent motion picture production companies.

In 2004, competition continued to intensify in the family-oriented, animated and live action feature film market. Some of the family-oriented animated and live action feature films that were released domestically during the 2004 holiday period that competed with The Incredibles, which was released domestically on November 5, 2004, included the following:

•	Shark Tale by DreamWorks,

•	The Polar Express by Warner Bros.,

•	The SpongeBob Squarepants Movie by Paramount,

•	National Treasure by Disney,

•	Christmas with the Kranks by Sony,

•	Lemony Snicket’s A Series of Unfortunate Events by Paramount, and

•	Fat Albert by Fox.

The Incredibles was released on home video in the domestic marketplace on March 15, 2005 and will compete with many of the same films from its theatrical release as well as other direct-to-video features and library titles re-released on home video.

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

There appears to be increasing widespread acceptance for CGI animated films. In 2005, a significant increase is expected in the number of CGI animated films to be released, a trend that we expect to carry through 2006 and beyond. Animated feature films currently in production for major studios that are primarily CGI include A Day With Wilbur Robinson, American Dog, Chicken Little, Flushed Away, Ice Age 2, Madagascar, Open Season, Over the Hedge, Rapunzel Unbraided, Shrek 3, Surf’s Up, The Barnyard, The Wild, and Valiant, among others. Some studios have also announced publicly that they intend to release multiple CGI films per year. In addition to box office and home video competition, other family-oriented films may continue to compete with The Incredibles, Finding Nemo, and our film library with respect to related television, merchandise, and other future revenue sources.

The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney and its affiliates from releasing animated films or live action family films within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, Spy Kids 3D: Game Over, and Freaky Friday, competed directly with Finding Nemo for domestic theatrical market share during summer 2003. The home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday have also competed with Finding Nemo in the worldwide home video market. Disney’s National Treasure and Miramax’s Finding Neverland were released on November 19, 2004 and competed with the worldwide theatrical release of The Incredibles, and the home video release of these films may also compete with The Incredibles in the worldwide home video market. After the release of Cars, Disney can begin to release its movies during our release windows. This could have an adverse impact on the commercial success required for us to profit from future films. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

Software Publishers.    We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally Alias, Discreet (a division of Autodesk), Mental Images GmbH and Avid Technologies. Mental Images, Avid and Alias are each marketing competing rendering software products, usually at lower prices than the price at which we offer RenderMan®. Under appropriate circumstances, we have in the past elected and might in the future elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users. In addition, advances in Graphics Processing Unit technology may impinge on the market for software rendering solutions. Faster and lower cost graphic cards provide capability for users to produce pictures of higher complexity.

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

We also rely on certain technology that we license from third parties, including software that is integrated and used with internally developed software. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays in feature film releases or product shipments until equivalent technology could be identified licensed and integrated. Any such delays in feature film releases or product shipments could materially adversely affect our business, operating results or financial condition.

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

Employees

As of January 1, 2005, we had approximately 775 employees and contractors. Although none of our employees are represented by a labor union, it is common for film directors, producers, animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. We have not experienced any work stoppages, and we consider relations with our employees to be good. See “Risk Factors — Work stoppages could adversely impact our operations.”

Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Ed Catmull, Simon Bax, Sarah McArthur and Lois Scali. We do not currently have “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter; however, this employment agreement does not necessarily assure his services. See “Employment Agreements” in Item 11 of this Form 10-K. The loss of the services of any of Messrs. Jobs, Lasseter, Bax, Dr. Catmull, Ms. McArthur, Ms. Scali or of other key employees, especially our film directors, producers, animators, other creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition.

Risk Factors

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

Our operating results are primarily dependent on the success of our feature films and forecasting is extremely difficult.

In 2005, our revenue and operating results will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs for The Incredibles, Finding Nemo, and to a lesser extent, the titles in our film library, (2) the timing, accuracy, and sufficiency of information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility, (6) the terms of our next distribution agreement and (7) domestic and international socioeconomic and political events that are beyond our control.

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

For our business to be successful, our films must achieve box office success. While we have been successful in the release of all six of our feature films, this level of success is highly unusual in the motion picture industry, and our future releases may not achieve similar results. For fiscal 2005, we will be dependent primarily on the worldwide home video and merchandising success of The Incredibles, the domestic free television licensing of our library titles, and the continuing worldwide home video, international television licensing and merchandise sales of all of our films, excluding our titles on home video moratorium. If our films do not generate sufficient revenues from these sources, our 2005 results would be adversely affected.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict their worldwide box office success prior to their release. While the popularity of the film is initially measured by box office success, the film’s success within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. We have experienced a very successful worldwide box office release for The Incredibles, but it is difficult to predict its ultimate revenues from home video, television licensing, merchandise licensing, and ancillary streams. Moreover, The Incredibles is our first film to be released with a PG rating, as all of our previous films have been released with a G rating. It is difficult to predict what impact a PG rating may have on the performance of the film within each follow-on product category. Additionally, we have not released a film into the home video market in the Spring since A Bug’s Life; therefore, it is difficult to forecast how the March 15th release date into this market will impact demand and the sales of the product. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

It is also difficult to forecast the amount of revenues from The Incredibles, Finding Nemo, and the titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of their life cycle tend to be relatively small, minor fluctuations can result in notable variances from our forecast. Both Toy Story and Toy Story 2 domestic home videos are currently subject to a domestic sales moratorium, which began on May 1, 2003. Internationally, these two titles were placed on moratorium at various dates beginning in the Spring of 2004. This strategy is designed to increase potential sales over the lifetime of a title, to prevent a declining sales price and to support a potentially higher sales price upon re-release. However, it is difficult to predict the actual impact of this strategy, particularly since these are our first titles to be placed on a sales moratorium, and it may not generate the results we expect in future years.

With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. Although we are moving towards a strategy to release our films theatrically worldwide within a narrower timeframe relative to our earlier films, the specific dates of the international releases for these films will depend on territory-specific factors, such as the local competitive environment and school holidays. Therefore, the timing of international revenues could span over several months, and the forecasting of such revenues is inherently more difficult.

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

We have utilized margin normalization, such as with merchandise or home video expenses, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information to calculate an ultimate lifetime expense margin, rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure the most accurate depiction of our participation is reflected.

Any revisions to our estimated reserves, margin normalization or updated information from Disney, as noted above, as well as findings from audit rights offered in accordance with the terms of the Co-Production Agreement, could have a material effect on our financial statements in any given quarter or quarters. For further details, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

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

Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney, and we share such costs equally. We capitalize our share of direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs is incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2 or (2) charge it to operating expense in the period incurred. During fiscal years 2002, 2003, and 2004, a substantial portion of our Overhead was related to the Pictures produced pursuant to the Co-Production Agreement, and was therefore reimbursed by Disney. Since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for fiscal years 2002, 2003 and 2004 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we continue production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or shared with Disney.

Film production budgets may increase, and film production spending may exceed such budgets.

Our future film budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing, or the development of new, proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. The budgets for Cars and subsequent films and related products are expected to be greater than the budgets for our previous films. Under the Co-Production Agreement, we will continue to finance any post-production costs for The Incredibles, as well as the budget for Cars, equally with Disney. Due to production exigencies, which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs, which are currently shared with Disney and treated as film costs, increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

Our fiscal 2005 earnings are expected to include revenues attributable to non-film related sources including software revenue; however, there can be no assurance as to the timing and amount of such revenues.

Other items affecting forecasting.

Our fiscal 2005 earnings are expected to include nonrevenue income and expenses such as interest income, tax expense, and stock-based compensation expense. These items can be difficult to predict and there is no assurance that we will meet our forecasts. For example, interest income is difficult to predict and can fluctuate depending on our cash, cash equivalents and investment balances as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. Further, our income tax rate for fiscal 2004 was lower than expected due to the utilization of certain tax benefits related to foreign income exclusions for the years 2000 through 2004.

Changes in accounting regulations may also have a significant effect on our results of operations. For example, in December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — Revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such compensation expense in our statements of income. We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures, previously permitted under SFAS 123 and adopted by Pixar, no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption to increase our cost of revenues and operating expenses, and the adoption of SFAS 123R could make our net income less predictable in any given reporting period, could change the way we compensate our employees, or may cause other changes in the way we conduct our business.

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

A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not reimburse) the increases in expenses, our operating expenses will increase in fiscal 2005. In addition, as we increase the resources allocated to our productions beyond our feature film Cars, which is the last film to be co-financed with Disney under the current Co-Production Agreement, we expect our operating expenses to increase significantly.

Our scheduled successive releases of feature films will continue to place a significant strain on our resources.

We have only recently established parallel creative teams so that we can develop more than one film at a time. These teams are presently working on a number of original animated feature films including the last Picture under the Co-Production Agreement, Cars and our first film outside of the Co-Production Agreement. We have only produced and released six feature films to date and have limited experience with respect to producing animated feature films in parallel. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any future animated film will be released as scheduled or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards achieving one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Executive Vice President — Creative, he is also directing Cars, our next feature film. A lack of his availability may adversely impact the success and timing of our future films.

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

We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than the Pictures, until twelve months from our delivery of the fifth Picture under the Co-Production Agreement. However, since we have delivered Finding Nemo, we have been free to enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture (other than the Pictures). In January 2004, we announced that we had ended our discussions with Disney regarding a new arrangement with them for films released beyond Cars. Since that time, we have had preliminary meetings with various major motion picture studios regarding a potential distribution agreement for the films we release after Cars, and we continue to explore our options with respect to a future distribution agreement.

We also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties. However, if Disney produces any derivative works without Pixar, we are entitled to receive passive royalties pursuant to the terms of the Co-Production Agreement. See “Business — Competition,” and “Risk Factors — We experience intense competition with respect to our animated feature films and software.”

We have an obligation to co-finance production costs.

We co-financed the first four films under the Co-Production Agreement, as well as Toy Story 2, and we will continue to co-finance Cars and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. For example, we have, in the past, elected to actively participate in various interactive games with Disney where we fund half of the development costs of the games. We also have approved for production and have begun financing other Pixar-only financed films. If our feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely affected.

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

We are subject to risks inherent to our industry.

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

All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film’s box office receipts adversely. Under the terms of the Co-Production Agreement, Pixar is guaranteed theatrical release either during the summer or holiday period. In addition, due to the expected release of a large number of family films by Disney and other movie studios in the next several years, it is possible that further saturation of the family film market, particularly CGI animated films, may adversely impact the commercial success of our films, and therefore have a material adverse effect on our business, financial condition and results of operations. See “Business — Competition.”

Motion picture piracy, which may intensify, could decrease the revenue we receive from the exploitation of our films.

Piracy and the unauthorized recording, transmission and distribution of our content are increasing challenges. Motion picture piracy is already prevalent outside of the United States, Canada and Western Europe and in countries where we may have difficulty enforcing our intellectual property rights. Technological advances, such as the digital distribution of motion pictures, could increase the prevalence of piracy, including in the United States, because such advances simplify the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free TV and the Internet. The proliferation of unauthorized copies of our products could have an adverse effect on our business, financial condition and results of operations and decrease the revenue we receive from our legitimate products.

Motion picture trade associations such as the Motion Picture Association of America monitor the progress and efforts made by various countries to limit or prevent piracy. Some of these trade associations have initiated voluntary embargoes on motion picture exports to certain countries in the past to exert pressure on the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S. produced motion pictures. There can be no assurance, however, that voluntary industry embargoes or U.S. government trade sanctions will be enacted or, if enacted, effective. If enacted, such actions could impact the amount of revenue that we realize from the international exploitation of motion pictures depending upon the countries subject to such action and the duration and effectiveness of such action. If embargoes or sanctions are not enacted or if other measures are not taken, we may lose an indeterminate amount of additional revenue as a result of motion picture piracy.

In order for our feature films and related products to be successful, we must develop appealing creative content.

The success of each animated feature film developed and produced by us depends in large part upon our ability to develop and produce compelling stories and characters that will appeal to a broad audience. Traditionally, this process has been extremely difficult. While we have enjoyed worldwide box office success with all of our feature films, there can be no assurance that similar levels of success will be achieved by our subsequent films, including Cars and projects beyond the Co-Production Agreement.

We experience intense competition with respect to our animated feature films and software.

Animated Feature Films.

Our animated feature films compete and will continue to compete with family-oriented, animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks, Warner Bros., Sony, Fox, Paramount, Lucasfilm, Universal, MGM/UA, and Studio Ghibli as well as numerous other independent motion picture production companies.

In 2004, competition continued to intensify in the family-oriented, animated and live action feature film market. As described in “Business — Competition” above, a number of family-oriented animated and live action feature films were released during the 2004 holiday period and competed with The Incredibles, which was released domestically on November 5, 2004. In addition, there appears to be increasing widespread acceptance for CGI-animated films. In 2004, there was a significant increase in the number of CGI-animated films released, a trend that is likely to carry through 2005 and beyond. Primarily CGI-animated feature films currently in production for major studios include A Day With Wilbur Robinson, American Dog, Chicken Little, Flushed Away, Ice Age 2, Madagascar, Open Season, Over the Hedge, Rapunzel Unbraided, Shrek 3, Surf’s Up, The Barnyard, The Wild, and Valiant, among others. Some studios have also announced publicly that they intend to release multiple CGI films per year. In addition to box office and home video competition, other family-oriented films may continue to compete with Finding Nemo and The Incredibles as well as our film library with respect to related television, merchandise, and other future revenue sources.

Furthermore, due to the recent success of CGI-animated films, several movie studios have developed their own internal computer animation capability, which may be used for special effects in animated films and live action films. For example, DreamWorks has successfully produced and released Antz in 1998, Shrek in 2001, and Shrek 2 and Shark Tale in 2004. In addition, Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in March 2002 and Robots, which was released in March 2005; and Warner Bros. released The Polar Express in November 2004. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements to commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products.

Therefore, we believe competition from animated feature films and family-oriented feature films will likely continue to intensify over the next several years. Due to a potentially large number of family-oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated.

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

The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney and its affiliates from releasing animated films or live action family films within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, Spy Kids 3D: Game Over, and Freaky Friday, competed directly with Finding Nemo for domestic theatrical market share during summer 2003. The home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday have also competed with Finding Nemo in the worldwide home video market. The theatrical releases of Disney’s National Treasure and Miramax’s Finding Neverland on November 19, 2004 competed with the worldwide theatrical release of The Incredibles, and the home video release of these films may also compete with The Incredibles in the worldwide home video market. After Cars, Disney may begin to release its movies during our release windows. This could have an adverse impact on the commercial success required for us to profit from future films. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

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

Software Publishers.

We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging and animation software, principally Alias, Discreet (a division of Autodesk), Mental Images GmbH and Avid Technologies. Mental Images and Avid are each marketing competing rendering software products, usually at lower prices than the price at which we offer RenderMan®. Under appropriate circumstances, we have in the past elected and might in the future elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users. In addition, there have been advances in graphics processing unit technology that may impinge on the market for software rendering solutions. Faster and lower cost graphic cards provide capability for users to produce pictures of higher complexity than previously available.

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

Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Simon Bax, Sarah McArthur and Lois Scali. We do not currently have “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, however, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. The loss of the services of any of Messrs. Jobs, Lasseter, Bax, Dr. Catmull, Ms. McArthur, Ms. Scali or of other key employees, especially our film directors, producers, animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition. See “Business — Employees” and “Executive Officers of the Company.”

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

Under the Co-Production Agreement, Disney is required to distribute the Pictures in a manner consistent with that of Disney’s premier animated films. Currently, distribution of our films generally includes (1) worldwide theatrical exhibition, (2) worldwide home video sales, (3) worldwide television licensing, including Pay-Per-View, pay television, network, basic cable and syndication and some video-on-demand (VOD), (4) non-theatrical exhibition, such as airlines, schools and armed forces facilities and (5) marketing of other rights of the picture, which may include licensing of merchandise, such as toys, interactive games and soundtrack recordings. Although the Co-Production Agreement provides us with some protection, we cannot provide any assurances that our feature films made under the Co-Production Agreement will be distributed through all of these outlets. See “Business — Business Model and Products.”

Although we have enjoyed a tremendously successful track record with all six of our feature films, we cannot provide any assurances that our future films will enjoy the same level of success. Currently, Disney shares the financial risks associated with the production of our films under the Co-Production Agreement by financing 50% of the production costs. In addition, under the Co-Production Agreement, Disney is responsible for financing 100% of the costs related to the marketing and distribution of the films. In the event that a film does not generate sufficient revenues to offset such costs, Pixar is not responsible for any losses Disney incurs. However, because we anticipate financing 100% of the production costs of our films under any future distribution agreement, we expect to bear all of the financial risks associated with a future film’s production costs. In addition, we cannot provide any assurances that future distribution agreements will provide us with our current level of risk minimization related to the financing of marketing and distribution expenses. In addition, as additional entrants emerge in the animation marketplace, there may be increased competition for distribution partners.

We have a limited operating history.

Until 1996, we had generated recurring revenue primarily from the license of our RenderMan® software, amounts we received under software development contracts and fees for animated television commercial development. We expect to generate a substantial majority of our future revenue from the development and production of animated feature films and related products, as we have since 1996. We have, to date, developed, produced and released only six animated feature films. Accordingly, we have a limited operating history in implementing our business model upon which an evaluation of our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a business enterprise, particularly companies in highly competitive markets. To address these risks, we must, among other things, respond to changes in the competitive environment, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks.

Our current and future commitments may have an adverse impact on our cash balances.

We are currently co-financing our remaining unreleased Picture, Cars, pursuant to the Co-Production Agreement. We are also solely financing beyond the Co-Production Agreement our first feature film as well as other projects in various stages of development. The future production costs of Cars, and subsequent films, and any future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. As of January 1, 2005, we had $854.8 million in cash, cash equivalents and investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, production costs for Cars, as well as production and development costs for future films and development projects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K. To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

Our Chief Executive Officer, Steve Jobs, beneficially owned approximately 51.0% of our outstanding Common Stock as of March 1, 2005. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. Our facilities in the State of California have in the past and may in the future be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event of a short-term power outage, we have installed UPS (uninterrupted power source) equipment to protect our RenderFarm and other sensitive equipment, along with two 1.5 Megawatt backup generators; however, a long-term power outage could disrupt our operations. Prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase our operating costs, which could in turn adversely affect our profitability. We do not carry earthquake insurance for earthquake related losses and although we carry business interruption insurance for other potential losses, there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur. Any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

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

Although none of our employees are represented by a labor union, it is common for film directors, producers, animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. We may be directly or indirectly dependent upon certain union members, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or results of operations. If a work stoppage occurs, it could delay the completion of our films and have a material adverse effect on our business operating results or financial condition.

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

The market price of our Common Stock has been very volatile in the past, and we expect such volatility to continue.

The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, speculation about the negotiation of terms or conditions of our next distribution arrangement, or socioeconomic, political or other factors. For example, during fiscal 2004, our Common Stock closed as low as $62.42 and as high as $94.56 per share, and during fiscal 2003, our Common Stock closed as low as $50.19 and as high as $74.20 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. See “Market for Registrant’s Common Stock and Related Shareholder Matters.”

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

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (“Section 404”) and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report is newly effective, some of our judgments will be in areas that may be open to interpretation. Therefore our management report may be uniquely difficult to prepare and our auditors, who are required to issue an audit report along with our management’s report, may not agree with management’s assessments. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls to future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate.

If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Item 2.    Properties

Our primary studio and headquarters facility is located at 1200 Park Avenue, Emeryville, California and consists of approximately 247,000 square feet of office space for two buildings, which we own. In addition, we lease approximately 40,000 square feet of office and warehouse space, which are located within close proximity to our Emeryville facility, as well as approximately 4,000 square feet of office space in Seattle, Washington, which is occupied by our RenderMan® software group. We believe that our properties and facilities are suitable and adequate for current operations. In November 2002, we purchased approximately 2.24 acres of land adjacent to our primary facility for $9.4 million, for future expansion. Our primary studio and headquarters facility together with the additional land purchases noted above represents our Emeryville Campus. We used existing cash resources to fund these facility-related costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended January 1, 2005.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of Pixar and their ages as of March 1, 2005 are as follows:

Name	Age	Position
Steve Jobs	50	Chairman and Chief Executive Officer
Edwin Catmull	59	President
Simon Bax	45	Executive Vice President, Chief Financial Officer and Secretary
John Lasseter	48	Executive Vice President, Creative
Sarah McArthur	47	Executive Vice President, Production
Lois J. Scali	56	Executive Vice President, General Counsel

Pixar’s executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of Pixar. There is no family relationship between any executive officer or director of Pixar.

Mr. Jobs is a co-founder of Pixar and has served as Chairman since March 1991 and as Chief Executive Officer since February 1986. He has been a director of Pixar since February 1986. In addition, Mr. Jobs is currently Chief Executive Officer and a member of the Board of Directors of Apple Computer, Inc.

Dr. Catmull is a co-founder of Pixar and has served as President since January 2001. Dr. Catmull also served as Chief Technical Officer from the Company’s inception until January 2001. Previously he was Vice President of the Computer Division of Lucasfilm, Ltd., where he managed four development efforts in the areas of computer graphics, video editing, video games and digital audio. Dr. Catmull has been honored with three Scientific and Technical Engineering Awards from The Academy of Motion Picture Arts and Sciences for his work, including an Oscar®. He also won the Coons Award, which is the highest achievement in the computer graphics field, for his lifetime contributions and was awarded the animation industry’s Ub Iwerks Award. Dr. Catmull is a member of the Academy of Motion Picture Arts and Sciences and the National Academy of Engineering. Dr. Catmull earned his B.S. degrees in computer science and physics and his Ph.D. in computer science from the University of Utah.

Mr. Bax has served as Executive Vice President and Chief Financial Officer since May of 2004. From September 2001 to April 2004, Mr. Bax served as a consultant and acted as a principal in two partnerships formed to raise funds to co-finance films with a major studio. From June 2003 to present, Mr. Bax has served as chairman at SmartJog S.A., a company that provides secure digital content delivery between film and television distributors and broadcast facilities throughout the world. From 1994 through 2001, Mr. Bax was Chief Financial Officer for Fox Filmed Entertainment where he managed finance, information technology and strategic planning related to the production and distribution of all films produced by the company’s Motion Picture Group. In addition, he oversaw the financial functions of Twentieth Century Fox Television and Fox Television Studios, and was responsible for studio operations worldwide. Mr. Bax is a graduate of Gonville and Caius College at the University of Cambridge in England. He is currently a member of the Academy of Motion Picture Arts and Sciences and the British Academy of Film and Television Arts.

Mr. Lasseter is a two-time Academy Award®-winning director and animator. In addition to serving as head of all of Pixar Animation Studios’ films and projects as Executive Vice President, Creative, he directed Toy Story, (the first feature-length computer animated film), A Bug’s Life and Toy Story 2. He is the Executive Producer of Monsters, Inc., Finding Nemo and The Incredibles and in 2001 he was given an honorary doctorate degree from the American Film Institute and in 2003 and 2004, he was awarded the Art Directors Guild’s coveted Honorary Contribution to Cinematic Imagery Award. Mr. Lasseter is currently directing his fourth feature film, Cars. Mr. Lasseter directed the first computer-animated feature film, Toy Story, for which he received a Special Achievement Oscar® and was nominated for Best Original Screenplay, the first animated film ever to receive an Oscar® nomination for screenplay. Mr. Lasseter has written and directed a number of short films and television commercials while at Pixar: Luxo Jr. (1986 Academy Award® nominee), Red’s Dream (1987), Tin Toy (1988 Academy Award® Winner) and Knick Knack (1989), which was produced as a 3D stereoscopic film. Tin Toy was the first computer animated film to win an Oscar®, when it won the 1988 Academy Award® for Best Animated Short Film. Mr. Lasseter also designed and animated the Stained Glass Knight character in the 1985 Steven Spielberg production, Young Sherlock Holmes. Mr. Lasseter joined Lucasfilm’s Computer Division in 1984, and was a founding member of Pixar when it was formed in February 1986. Prior to this, he spent five years as an animator at The Walt Disney Company, where he worked on such films as The Fox and the Hound and Mickey’s Christmas Carol. He earned his B.F.A. in film from the California Institute of the Arts where he produced two animated films, each winners of the student Academy Award® for Animation: Lady and the Lamp in 1979 and Nightmare in 1980. His very first award came at the age of five when he won $15.00 from the Model Grocery Market in Whittier, California for a crayon drawing of the Headless Horseman.

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

PART II

Item 5.    Market for Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The NASDAQ Stock Market’s NASDAQ National Market under the trading symbol “PIXR.” The following table sets forth the high and low sale prices per share of our Common Stock for the periods indicated.

	High	Low
2003
First Quarter	$57.38	$48.50
Second Quarter	62.24	50.79
Third Quarter	75.15	58.40
Fourth Quarter	72.50	65.05

	High	Low
2004
First Quarter	$70.50	$60.60
Second Quarter	70.58	62.35
Third Quarter	81.96	65.50
Fourth Quarter	95.12	76.04

As of March 1, 2005, we had approximately 6,596 shareholders of record. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The price for the Common Stock as of the close of business on March 1, 2005 was $90.06 per share. We have never paid any cash dividends on our Common Stock. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Item 6.    Selected Financial Data

The following selected financial data is derived from our financial statements. This data should be read in conjunction with the Financial Statements and notes thereto included on pages 56-82, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Revenue	$172,267	$70,223	$201,724	$262,498	$273,472
Net income	78,433	36,217	89,950	124,768	141,722
Basic net income per share	1.66	0.75	1.78	2.30	2.50
Diluted net income per share	1.57	0.71	1.68	2.17	2.38
Total assets	479,603	523,294	732,066	1,002,056	1,275,037
Total shareholders’ equity	435,720	505,686	713,062	940,510	1,220,095

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” in Item 1 of this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and notes thereto included on pages 56-82 of this Form 10-K.

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

In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. In May 2003, we released Finding Nemo, our fifth animated feature film, which counts as the third original Picture under the Co-Production Agreement. In November 2004, we released The Incredibles, our sixth animated feature film, which counts as the fourth original Picture under the Co-Production Agreement. We are currently in production on Cars, which is scheduled for release on June 9, 2006. Cars will be produced and distributed under the Co-Production Agreement and will count as the fifth and final film of the Pictures to be produced under the Co-Production Agreement. We are also in production on our first feature film outside of our Disney relationship.

The term of the Co-Production Agreement continues until we deliver our fifth and final Picture, Cars, to Disney. However, since our April 2003 delivery of Finding Nemo to Disney, we have had the right to negotiate and enter into another distribution agreement with any third party. In January 2004, we announced that we had ended our discussions with Disney regarding extending our relationship with them by entering into a new arrangement for films released beyond Cars. Since that time, we have had preliminary meetings with various major motion picture studios regarding a potential distribution agreement for the films we release after Cars, and we continue to explore our options with respect to a future distribution agreement.

We have produced six highly successful films to date, and we believe that this success, combined with our strong financial resources, position us to negotiate a new distribution arrangement with a major studio that will provide us with, among other things, (1) better economic terms than we currently have under the Co-Production Agreement and (2) full ownership of our films. With respect to the distribution of our films after Cars, we currently are not pursuing alternatives, other than entering into such an agreement with a major studio.

Although we look forward to a more favorable distribution agreement for films released after Cars, we also understand that distributing our films through another studio may increase some of the risks we face in the motion picture industry. See “— Relationship with Disney,” “Risk Factors — We experience intense competition with respect to our animated feature films and software” and “Risk Factors — We face various distribution risks with respect to our feature films.”

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis. Pursuant to the terms of the Co-Production Agreement the parties established a mutually acceptable funding mechanism to ensure that sums would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and the Pictures under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, we have netted the reimbursements against the related costs. These reimbursed costs through the end of fiscal 2004 are set forth in Note 4 of Notes to Financial Statements.

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

Under the Co-Production Agreement, we share equally with Disney in the profits of The Incredibles, Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Our revenues for Toy Story are governed by the terms of the Feature Film Agreement under which Disney fully financed the production costs and shares a specified percentage of Toy Story profits with Pixar after certain agreed upon costs and fees are deducted. We recognize revenue from our films net of distribution fees, reserves for returns, and marketing and distribution expenses. Disney provides us with gross receipt information, return reserve information, marketing and distribution costs and any other fees and expenses. We utilize this information to determine our portion of the revenue by applying the contractual provisions included in our arrangements with Disney. We may also adjust certain of Disney’s estimates, such as home video returns and distribution expenses, based on Pixar’s historical experience and other industry information. The amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of information we receive from Disney to determine revenues and associated gross profits. Although Disney provides us with the most current information available to enable us to recognize our share of revenue and determine our film gross profit, in the past we have made revisions, and we are likely to make revisions in the future, to that information based on our estimates and judgments. Such information includes theatrical bad debt reserves and expenses, home video return reserves and expenses, merchandise expenses, and estimates for both revenues and related expenses resulting from differences between Disney’s fiscal reporting period and ours.

For example, in the past, our theatrical revenues have been adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. Estimated reserves for uncollectible amounts are established based on a review of the industry, discussions with Disney, and our historical experience. To date we have not experienced significant losses, and therefore we have not had significant reserves for uncollectible receivables. The total allowance against our revenue for theatrical exhibitor uncollectible amounts approximated $2.2 million and $1.0 million at January 3, 2004 and January 1, 2005, respectively.

We have also made adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining our home video reserves for a particular title, we review information such as Disney’s current return reserves, the historical return reserves for our previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that is available. Disney has provided and may continue to provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, we have and may continue to record reserves more consistent with our historical experience. Our home video return reserves exceeded Disney’s estimates by $27.8 million and $2.5 million at January 3, 2004 and January 1, 2005, respectively. The estimate for return reserves, whether based on historical information or more current information from Disney, is inherently subjective and may differ significantly from actual results. Our original estimates on reserves may be revised in future periods as new and additional information becomes available. See Note 9 of Notes to Financial Statements for further discussion on reserves for returns.

We have utilized margin normalization, such as with merchandise or home video expenses, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information to calculate an ultimate lifetime expense margin, rather than actual costs incurred if it is deemed to be a more accurate reflection of our participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure that the most accurate depiction of our participation is reflected. For example, during fiscal 2004, we received updated information from Disney that supported a reduction in the ultimate expense projections for Finding Nemo and Monsters, Inc. As a result, we revised our estimate of domestic home video and merchandise expense, which increased our revenues by $13.8 million for the year.

Disney may also make subsequent adjustments to the information that it has provided, and these adjustments could have a significant impact on our operating results in later periods. As updated information becomes available from Disney, it may result in a change of estimation for revenue recognition. For example, we received updated information from Disney in the first quarter of 2003, which decreased previously recorded home video expenses by $3.2 million for all of our film titles on a cumulative basis. During the second quarter of 2003, we recognized an adjustment that reduced our Monsters, Inc. domestic home video revenue after we received updated information from Disney, which reflected higher returns of domestic home video than had been originally anticipated. This adjustment reduced our home video revenues by $4.4 million for the quarter. We also received a settlement on Monsters, Inc. merchandise revenue during the third quarter of 2003, which resulted in an increase of $3.5 million to our revenues.

Any revisions to our estimated reserves, margin normalization or updated information from Disney, as noted above, as well as findings from audit rights offered in accordance with the terms of the Co-Production Agreement, could have a material effect on our financial statements in any given quarter or quarters. See Note 8 and Note 9 of Notes to Financial Statements for additional discussion on such adjustments and revisions.

In accordance with the provisions of SOP 00-2, a film is classified as a library title after three years from the film’s initial release. Currently, Toy Story, A Bug’s Life, Toy Story 2 and Monsters, Inc. are classified as library titles. The term “library title” is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with our revenue recognition policy for film revenue.

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

Once a film is released, capitalized film production costs will be amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. With respect to the Pictures, we make certain estimates and judgments of our future gross revenues to be received for each film based on information received from Disney and on our knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

Results of Operations

Our revenues are derived primarily from our animated feature films and related products, and to a lesser extent, software licensing. Feature film revenue and related products represented 96%, 95% and 95% of our total revenue in fiscal 2002, 2003 and 2004, respectively. Significant film revenue streams include worldwide theatrical, home video, television and consumer products. Home video sales, including VHS and DVD formats, continue to be among the largest contributors to lifetime revenues of our films. The television market for our feature films generally follows the theatrical and home video release. We intend to release all of our films on television, which includes Pay-Per-View, pay television and network television.

Our results for the year ended January 1, 2005 were driven primarily by worldwide home video and consumer products revenue from Finding Nemo and the worldwide theatrical release of The Incredibles. By the end of fiscal 2004, The Incredibles had generated approximately $530 million in worldwide box office receipts, comprised of $252 million domestically and $278 million internationally. Additionally, the films in our film library contributed approximately 25% of our total revenues underscoring the long-term value of these highly successful franchises.

Revenue

Total revenue, which consists of film revenue and software revenue, amounted to $201.7 million in 2002, $262.5 million in 2003 and $273.5 million in 2004.

Film revenue was $193.6 million in 2002, $250.4 million in 2003, and $260.8 million in 2004. Film revenues for 2002 consisted of $141.5 million from Monsters, Inc. and $50.1 million in revenues from our remaining library titles. Revenues for Monsters, Inc. were derived from worldwide home video sales, foreign box office receipts, merchandise sales and ancillary royalties. Revenues from our other library titles resulted primarily from international television licensing, worldwide home video sales, merchandising sales and ancillary royalties. During 2002, we reduced our home video return reserves for A Bug’s Life and Toy Story 2, which increased our revenues by $3.7 million. Additionally, we adjusted our estimates on expense margins on home video and merchandise for Toy Story 2 and A Bug’s Life, which increased our revenues by $10.6 million for the year. Disney also provided us with updated information on A Bug’s Life and Toy Story 2 home video and merchandise activities that increased our revenues by approximately $5.8 million for the year.

Film revenues for 2003 consisted of $189.2 million from Finding Nemo, primarily attributable to domestic home video revenues and worldwide theatrical revenues. Monsters, Inc. contributed $22.6 million, resulting primarily from domestic television licensing and merchandising revenues. Our remaining library titles contributed $38.0 million for fiscal 2003, resulting from merchandise sales, worldwide home video sales and foreign television licensing. During 2003, Disney provided updated information reflecting higher home video return activity than had been originally anticipated which reduced revenues by $4.4 million. We also received a settlement on Monsters, Inc. merchandise revenue, which resulted in an increase of $3.5 million to our revenues. Additionally, we received updated information from Disney relating to home video expenses, which decreased previously recorded home video expenses by $3.2 million for all of our film titles on a cumulative basis. The higher revenues in 2003 relative to 2002 were primarily due to the tremendous success of Finding Nemo in both worldwide theatrical and domestic home video markets. In May 2003, two of our library titles, Toy Story and Toy Story 2, were placed on a domestic home video sales moratorium. Internationally, these two titles were placed on moratorium at various dates beginning in the Spring of 2004.

Film revenues for 2004 included $150.8 million from Finding Nemo, primarily attributable to worldwide home video revenues and consumer products revenues. The Incredibles, which began its worldwide theatrical release in November 2004, generated revenues of $40.4 million during the year. Our library titles also generated revenues of $67.4 million during the year including $33.8 million from Monsters, Inc., primarily from home video sales and television licensing. Animation services revenues contributed $2.2 million to total film revenues for the year. During 2004, revisions to reserve estimates that were established in prior years for Monsters, Inc. international home video reserves and Finding Nemo domestic home video reserves resulted in approximately $8.1 million and $15.6 million in revenues, respectively. See Note 9 of Notes to Financial Statements for further discussion on reserves for returns. Additionally, we adjusted our estimates on expense margins for Finding Nemo and Monsters, Inc. home video and merchandise, which increased our revenues by $13.8 million for the year.

Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. Software revenue was $8.1 million in 2002, $12.1 million in 2003, and $12.6 million in 2004. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. In spite of the increase in software revenue for 2004, our primary focus is on content creation for animated feature films and related products, and as a result, we have not increased the time and resources necessary to generate significantly higher RenderMan® license revenues. Therefore, we continue to expect ongoing variability in revenue derived from software licenses from year to year. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the life of the maintenance agreement, which ranges from 6 to 24 months in duration.

For fiscal 2002, 2003 and 2004, Disney accounted for 96%, 94% and 90%, respectively, of our total revenue. The revenue from Disney consists primarily of film related revenues. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to represent significantly greater than 10% of our revenues in 2005 and in the near future.

Cost of Revenue

Cost of revenue was $41.5 million in 2002, $38.1 million in 2003, and $29.9 million in 2004, and represents primarily amortization of capitalized film costs. Cost of revenue as a percentage of revenue for fiscal 2002, 2003 and 2004 was 21%, 14% and 11%, respectively. Our cost of revenue as a percentage of revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast-computation method. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs have been fully amortized. The decrease in cost of revenue as a percentage of total film revenue from 2002 to 2003 can be attributable to a higher proportion of revenues resulting from Finding Nemo, which had a lower amortization percentage than Monsters, Inc. in the prior year, since we expect to receive more revenues from Finding Nemo over its lifetime. Additionally, the cost amortization for the remaining library titles declined in 2003 relative to 2002. The decrease in cost of film revenue as a percentage of total film revenue for 2004 compared to 2003 can be attributable to favorable revisions on estimates of revenue to be received, primarily for Finding Nemo and Monsters, Inc. Due to the continued success of our films, the amortization costs for our films have decreased relative to their respective amortization percentages in the prior year due to increases in their ultimate revenue.

Operating Expenses

Total operating expenses increased from $19.5 million in 2002 to $30.5 million in 2003 to $34.9 million in 2004. We expect our operating expenses to continue to increase as a result of the growth of the studio as we ramp up to meet the needs of multiple films in production. Additionally, our proportion of operating expenses previously borne by Disney has and will continue to increase as we near the end of the term of our Co-Production Agreement. During fiscal 2003, our operating expenses included approximately $3.2 million of costs related to an employee bonus in recognition of their contribution to the box office success of Finding Nemo. Additionally, we wrote off $1.9 million in costs previously capitalized for future film projects. In reviewing our projects in development, we determined it unlikely that these projects would be green-lit for production within the next three years; therefore, under SOP 00-2, we expensed these amounts. During fiscal 2004, our operating expenses included approximately $2.1 million of costs related to an employee bonus in recognition of their contribution to the box office success of The Incredibles.

We anticipate operating expenses to continue to increase in future periods due to the growth experienced by the studio as we dedicate more resources to our productions not governed by the Co-Production Agreement. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions of the Pictures. The funding received from Disney is treated as operating expense reimbursements. See Note 4 of Notes to Financial Statements for additional discussion of Disney’s operating expense reimbursements. To the extent that personnel, facilities and other expenditures are neither capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected. For example, in February 2003, we approved our first feature film to be produced outside of the existing relationship with Disney, and certain allocated costs that have been reimbursed by Disney in our previous films will now be expensed as incurred.

Research and Development.    Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan® product, for our proprietary Marionette™ and Ringmaster™ animation and production management software and for creative development for future films. Research and development expenses were $8.5 million in 2002, $15.3 million in 2003, and $17.4 million in 2004. The increase in research and development costs for 2003 over 2002 was primarily attributable to the $1.9 million write off of development projects and the higher employee related expenses associated with employee bonus referred to above, as well as additional staffing. The increase in research and development costs for 2004 over 2003 was primarily attributable to increased creative development and short film projects, as well as a decrease in Disney’s reimbursement of allocated costs under the Co-Production

Agreement. This increase was partially offset by the write off of development projects in 2003 as described above. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software segment. Sales and marketing expenses were $1.3 million in 2002, $2.4 million in 2003, and $2.5 million in 2004. The increase in expense in 2003 as compared to 2002 is primarily due to higher employee related costs resulting from the employee bonus discussed above and increased public relations and corporate marketing costs. Sales and marketing expenses remained relatively unchanged in 2004 compared to 2003. We believe that sales and marketing expenses will increase in future periods, particularly in the areas of public relations and corporate marketing.

General and Administrative.    General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses have increased from $9.7 million in 2002 to $12.8 million in 2003 to $15.0 million in 2004. The increase from 2002 to 2003 was primarily due to the incentive compensation referred to above and an increase in professional fees. The increase in 2004 compared to 2003 was primarily due to increased professional fees and a decrease in Disney’s reimbursement of allocated costs under the Co-Production Agreement as mentioned above. General and administrative expenses are expected to continue to increase in future periods.

Interest Income and Other, net

Interest income and other, net was $10.3 million in 2002, $10.5 million in 2003, and $12.4 million in 2004. Even though cash, cash equivalents and investments increased in 2003, declining interest rates in 2003 caused interest income to remain flat when compared to 2002. The increase in 2004 compared to 2003 was the result of higher average cash and investment balances.

Income Taxes

Income tax expense of $61.1 million, $79.7 million, and $79.4 million reflects our effective tax rates of 40.4%, 39.0%, and 35.9% for fiscal 2002, 2003 and 2004, respectively. In 2002 and 2003, our income tax rate approximated U.S. Federal and California State statutory rates. In 2004, our effective tax rate was lower than the statutory tax rate primarily as a result of the recognition of a federal tax benefit associated with certain income earned outside the U.S. for fiscal years 2000 through 2004. We recorded the benefit for fiscal years 2000 through 2003 in 2004 as the availability of this tax benefit in prior years was uncertain and was therefore not factored into our tax rate until 2004. Our effective tax rate for 2005 is expected to increase from our 2004 rate. See Note 5 of Notes to Financial Statements.

Capitalized Film Production Costs

We had $140.0 million in capitalized film production costs as of January 1, 2005, consisting of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. Capitalized film production costs also include costs related to our first Pixar-only financed film and films in development. All Toy Story capitalized film costs have been fully amortized.

Liquidity and Capital Resources

Cash, cash equivalents and investments increased from $521.9 million at January 3, 2004 to $854.8 million at January 1, 2005. The increase was primarily due to cash received from Disney for our share of film revenue, as well as proceeds from stock option exercises, software revenue, and interest income. This increase was partially offset by film production spending, tax payments, and capital expenditures.

In 2002, net cash used in operating activities of $5.1 million was primarily attributable to net income of $90.0 million adjusted for the tax benefit from stock option exercises of $38.6 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs of $47.6 million and an increase in unearned revenue of $5.2 million partially offset by a net increase in our receivable from Disney of $115.8 million, an increase in capitalized film production costs of $43.9 million, an increase in prepaid expenses of $10.8 million, an increase of deferred income taxes of $11.3 million, a decrease in accounts payable of $2.5 million and a decrease in income taxes payable to $1.8 million.

In 2003, cash provided by operating activities of $124.8 million was primarily attributable to net income of $124.8 million adjusted for the tax benefit from stock option exercises of $39.4 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs totaling $45.4 million, increases in income taxes payable of $37.6 million, decreases in prepaid expenses and other assets of $12.8 million, increases in accrued liabilities of $3.7 million, increases in unearned revenue of $1.8 million, and a decrease in other receivables of $1.9 million partially offset by a net increase in our receivable from Disney of $68.9 million, capitalized film production costs of $53.2 million, deferred income taxes of $17.6 million, the gain on sales of investments of $1.3 million, and an increase in our trade accounts receivable of $1.0 million.

In 2004, net cash provided by operating activities of $271.4 million was primarily attributable to net income of $141.7 million adjusted for the tax benefit from stock option exercises of $56.7 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs of $36.3 million, a net decrease in our receivable from Disney of $130.2 million, an increase in accrued liabilities of $14.0 million, an increase in accounts payable of $3.6 million partially offset by an increase in capitalized film production costs of $60.9 million, a decrease in income taxes payable of $23.5 million, an increase of deferred income taxes of $17.3 million, an increase in trade accounts receivable of $3.4 million, an increase in other receivables of $3.8 million and an increase in prepaid expenses and other assets of $1.2 million.

In fiscal 2002, 2003 and 2004, cash used in investing activities primarily consisted of the purchase of investments and the purchase of property and equipment, offset by net proceeds from sales of investments.

In fiscal 2002, 2003 and 2004, cash provided by financing activities primarily consisted of proceeds from exercised stock options.

As of January 1, 2005, our principal source of liquidity was approximately $854.8 million in cash, cash equivalents and investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. We will co-finance the final original Picture we have in production, Cars, pursuant to the Co-Production Agreement. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. Additionally, we have already approved for production our first film beyond the Co-Production Agreement and will finance those costs entirely. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

Film Production Costs.    In fiscal year 2005, we expect to spend approximately $80 million to $85 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement as well as film projects beyond the Co-Production Agreement, which will directly impact working capital.

Facility Related Capital Expenditures.    In fiscal year 2005, we expect to spend approximately $12 million to $14 million related to capital expenditures for our Emeryville Campus and other facility related projects.

We believe that our current available funds and forecasted cash from operations in fiscal 2005 will be sufficient to satisfy our currently anticipated cash needs for working capital and capital expenditures, including the production costs of Cars and the production and development costs associated with films beyond the Co-Production Agreement. There can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville campus and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

Contractual Obligations.    At January 1, 2005, we had contractual commitments to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$1,236	$719	$459	$58	$—

Total	$1,236	$719	$459	$58	$—

Off-Balance Sheet Arrangements.

As of January 1, 2005, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 —Revised 2004 (“SFAS 123R”), “Share-Based Payment”. The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R no later than our third quarter of fiscal year 2005, which begins July 3, 2005. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 as we are still in the process of evaluating the requirements under SFAS 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 3, 2005.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FASB Staff Position (“FSP”) EITF 03-1 which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will adopt the recognition and measurement guidance at the time of final issuance. We believe that the adoption of EITF 03-1 will not have a material effect on our results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued Statement No. 153 (“SFAS 153”), Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our third quarter of fiscal 2005. We believe that the adoption of SFAS 153 will not have a material effect on our results of operations, financial position or cash flows.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) became law in the United States. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduced a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the AJCA, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). FSP No. FAS 109-1 clarifies that the qualified production activities deduction provided for under the AJCA should be accounted for as a special deduction in accordance with Statement 109. We believe that the adoption of FSP No. FAS 109-1 will not have a material effect on our results of operations, financial position or cash flows.

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

All of our financial instruments are held for purposes other than trading and are considered “available for sale” according to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at January 1, 2005. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less Than 1 Year	Over 1 Year	Total
Available-for-sale securities	$473,867	$352,256	$826,123
Weighted-average interest rate	2.76%	2.79%	2.77%

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

Item 8.    Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page 56. The supplementary financial information required by this item is included in the notes to the financial statements under the subsection entitled “Quarterly Financial Information (Unaudited),” on page 82.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s annual report on internal control over financial reporting; audit report of the independent registered public accounting firm.    The information required to be furnished pursuant to these items is set forth under the captions “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 56 and 57, which are incorporated herein by reference.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Company

Directors

The members of our Board of Directors as of March 1, 2005 are as follows:

Name	Age	Position with Pixar
Steve Jobs	50	Chairman and Chief Executive Officer
Edwin E. Catmull	59	President and Director
Skip M. Brittenham	63	Director
Susan L. Decker	42	Director
Joseph A. Graziano	61	Director
Lawrence B. Levy	45	Director
Joe Roth	56	Director
Larry W. Sonsini	64	Director

Mr. Jobs is a co-founder of Pixar and has served as Chairman since March 1991 and as Chief Executive Officer since February 1986. He has been a director of Pixar since February 1986. In addition, Mr. Jobs is currently Chief Executive Officer and a member of the Board of Directors of Apple Computer, Inc.

Dr. Catmull is a co-founder of Pixar and has served as President since January 2001. Dr. Catmull also served as Chief Technical Officer from the Company’s inception until January 2001. Previously he was Vice President of the Computer Division of Lucasfilm, Ltd., where he managed four development efforts in the areas of computer graphics, video editing, video games and digital audio. Dr. Catmull has been honored with three Scientific and Technical Engineering Awards from The Academy of Motion Picture Arts and Sciences for his work, including an Oscar®. He also won the Coons Award, which is the highest achievement in the computer graphics field, for his lifetime contributions and was awarded the animation industry’s Ub Iwerks Award. Dr. Catmull is a member of the Academy of Motion Picture Arts and Sciences and the National Academy of Engineering. Dr. Catmull earned his B.S. degrees in computer science and physics and his Ph.D. in computer science from the University of Utah.

Mr. Brittenham has served as a director of Pixar since August 1995. He is a senior partner with the entertainment law firm of Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie, Stiffelman & Cook LLP, which was founded in 1978. Mr. Brittenham currently serves on the board of, or is a trustee of numerous charitable organizations, including Conservation International, KCET, the Environmental Media Association and the Alternative Medical AIDS Foundation. Mr. Brittenham received a B.S. from the United States Air Force Academy and a J.D. from the University of California, Los Angeles.

Ms. Decker has served as a director of Pixar since June 2004. She has served as Yahoo!’s Chief Financial Officer since June 2000 and as Executive Vice President, Finance and Administration since January 2002. Prior to that, Ms. Decker also served as Yahoo!’s Senior Vice President, Finance and Administration from June 2000 to January 2002. From August 1986 to May 2000, Ms. Decker held several positions for Donaldson, Lufkin & Jenrette, including Director of Global Research from 1998 to 2000. Prior to 1998, she was a Publishing & Advertising Equity Securities Analyst for 12 years. Ms. Decker also serves as a director on the boards of Costco Wholesale and the Stanford Institute of Economic and Policy Research. Ms. Decker holds a B.S. degree from Tufts University with double majors in computer science and economics and a M.B.A. from Harvard Business School.

Mr. Graziano has served as a director of Pixar since August 1995. From June 1989 to December 1995, he was the Executive Vice President and Chief Financial Officer and a member of the Board of Directors of Apple Computer, Inc. from June 1993 until October 1995. From May 1987 to June 1989, Mr. Graziano served as Chief Financial Officer of Sun Microsystems, Inc. and from October 1981 to May 1985 as Chief Financial Officer of Apple. In addition, he has held accounting positions with various technology companies in the Silicon Valley. Mr. Graziano also serves as a director of Packeteer, Inc. Mr. Graziano received a B.S. in accounting from Merrimack College and is a certified public accountant.

Mr. Levy has served as a director of Pixar since April 1999. Mr. Levy served as Executive Vice President and Chief Financial Officer of Pixar from February 1995 to March 1999. Mr. Levy served as Secretary of Pixar from October 1995 to March 1999. From June 2000 to December 2000, Mr. Levy was President and Chief Executive Officer and a director of Shockwave.com. Prior to joining Pixar, he was Vice Chairman and Chief Financial Officer of Electronics for Imaging, Inc. (EFI), a provider of hardware products for the digital color imaging market. Prior to his tenure at EFI, he was a partner at the law firm of Wilson Sonsini Goodrich & Rosati specializing in intellectual property protection and licensing. Mr. Levy received a B.S. in business and accounting from Indiana University and a J.D. from Harvard Law School.

Mr. Roth, founder of Revolution Studios, has served as a director of Pixar since October 2000. Mr. Roth formed Revolution Studios in May 2000 to independently produce and finance films in partnership with Sony Pictures Entertainment, Starz!/Encore Group and Fox Entertainment Group. Mr. Roth recently directed the family comedy Christmas with the Kranks, starring Tim Allen and Jamie Lee Curtis which is based on John Grisham’s best selling novel “Skipping Christmas,” and is currently directing a film based on Richard Price’s acclaimed novel “Freedomland.” In 2004, Mr. Roth produced the 76th Annual Academy Awards® telecast. Prior to founding Revolution Studios, Mr. Roth served as Chairman of the Walt Disney Studios from April 1996 to January 2000, Chairman of the Walt Disney Motion Picture Group from August 1994 to April 1996, and Chairman of Twentieth Century Fox from July 1989 to November 1992. In addition, Mr. Roth ran Caravan Pictures from 1992 to 1994. Prior to his time at Twentieth Century Fox, Mr. Roth was a producer/director and co-founded Morgan Creek Pictures. Mr. Roth is a graduate of Boston University.

Mr. Sonsini has served as a director of Pixar since April 1995 and served as Secretary from April 1995 to October 1995. He has been an attorney with the law firm of Wilson Sonsini Goodrich & Rosati since 1966 and currently serves as Chairman. Mr. Sonsini also serves as a director for Echelon Corporation, Engenio Information Technologies, Inc., LSI Logic Corporation and Silicon Valley Bancshares. Mr. Sonsini received A.B. and L.L.B. degrees from the University of California, Berkeley.

Executive Officers

The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” at the end of Part I of this Form 10-K.

Audit Committee and Audit Committee Financial Expert

Pixar has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Messrs. Graziano and Levy and Ms. Decker. In the first half of fiscal 2004, Jack S. Wadsworth, Jr. was also a member of the Audit Committee; however, Mr. Wadsworth did not stand for reelection last year. The Board of Directors has determined that each of Messrs. Graziano and Levy and Ms. Decker is (1) an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act, and (2) independent as defined by the listing standards of the NASDAQ National Market and Section 10A(m)(3) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all our directors, officers (including our principal executive officer, principal financial officer and controller) and employees. The Code of Business Conduct can be found on our website at http://corporate.pixar.com/ in the Corporate Governance portion of our Investor Relations section. We will also post on this section of our website any amendment to the Code of Business Conduct, as well as any waivers that are required to be disclosed pursuant to the rules of the SEC or the NASDAQ National Market.

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

Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that we complied with all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders during fiscal 2004.

Item 11.    Executive Compensation

Summary Compensation Table

The following table shows, as to our Chief Executive Officer and each of the four most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year (the “Named Officers”), information concerning compensation paid for services to us in all capacities during the last three fiscal years.

		Annual Compensation				Long Term Compensation Awards Securities Underlying Options(#)	All Other Compensation(2)
Name and Principal Position	Year	Salary(1)	Bonus
Steve Jobs Chairman, Chief Executive Officer	2004 2003 2002	$52 53 52	$	— — —		— — —	$	— — —

Edwin E. Catmull President	2004 2003 2002	545,019 530,012 521,950		— 120,003 43,334		— — —		1,850 2,150 2,000

Simon Bax(3) Executive Vice President, Chief Financial Officer	2004 2003 2002	310,583 — —		200,000 — —	(4)	400,000 — —		2,000 — —

John Lasseter Executive Vice President, Creative	2004 2003 2002	2,862,307 2,776,988 2,595,542		— — —		— — —		675 3,325 2,000

Lois Scali(5) Executive Vice President, General Counsel	2004 2003 2002	458,246 347,131 —		— 207,217 —	(4)	— 300,000 —		1,790 2,210 —

(1)	For fiscal 2004 and 2002, amounts shown represent 52 weeks of salary. For fiscal 2003, amounts shown represent 53 weeks of salary. See Note 1 of Notes to Financial Statements.

(2)	This amount consists of employer-matching contributions under the Company’s 401(k) Plan. Fiscal 2004 and 2002 were 52-week years, while fiscal 2003 was a 53-week year.

(3)	Mr. Bax joined Pixar in May 2004.

(4)	Includes a signing bonus of $200,000.

(5)	Ms. Scali joined Pixar in March 2003.

Option Grants in Last Fiscal Year

The following table sets forth, for each of the Named Officers included in the Summary Compensation Table, the stock options granted under Pixar’s stock option plans during fiscal 2004.

	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price ($/SH)	Expiration Date(2)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name						5%	10%
Steve Jobs	—		—	$—		$—	$—
Edwin E. Catmull	—		—	—		—	—
Simon Bax	400,000	(4)	33.14%	68.27	05/03/14	17,173,854	43,521,919
John Lasseter	—		—	—		—	—
Lois Scali	—		—	—		—	—

(1)	We granted options to purchase 1,206,900 shares of Common Stock to employees in fiscal 2004.

(2)	Options may terminate before their expiration upon the termination of optionee’s status as an employee or consultant, the optionee’s death or an acquisition of Pixar.

(3)	The 5% and 10% assumed rates of appreciation are provided in accordance with rules of the SEC and do not represent our estimates or projections of future Common Stock price growth. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to date.

(4)	This option is a non-statutory stock option granted under the 1995 Stock Plan. It has an exercise price equal to the fair market value on the date of grant and vests over a four-year period at the rate of one-fourth at the end of each year from the vesting start date.

Option Exercises and Holdings

The following table sets forth, for each of the Named Officers, certain information concerning stock options exercised during fiscal 2004, and the number of shares subject to both exercisable and unexercisable stock options as of January 1, 2005. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of January 1, 2005.

Name	Number of Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-money Options at Fiscal Year End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steve Jobs	—	$—	—	—	$—	$—
Edwin E. Catmull	155,000	6,797,250	145,000	125,000	8,570,950	7,388,750
Simon Bax	—		—	400,000	—	6,936,000
John Lasseter	320,000	13,943,731	65,013	599,987	3,842,918	35,465,232
Lois Scali	25,000	863,350	50,000	225,000	1,771,000	7,969,500

(1)	Market value of underlying securities based on the closing price of Pixar’s Common Stock on December 31, 2004 (the last trading day of fiscal 2004) on the NASDAQ National Market of $85.61 minus the exercise price.

Employment Agreements

In March 2001, we entered into an employment agreement with John Lasseter (the “Employment Agreement”), which has a term of 10 years. The Employment Agreement supersedes our prior employment agreement with Mr. Lasseter, which was entered into in February 1997. Pursuant to the Employment Agreement, Mr. Lasseter received a signing bonus of $5,000,000, of which $60,000 was paid to a third party. The Employment Agreement provided for an initial annual salary of $2,500,000 with 5% annual increases. In connection with the Employment Agreement, Mr. Lasseter was granted an option to purchase 1,000,000 shares of our Common Stock at the fair market value on the date of such grant. The option vests on an equal monthly basis over the ten-year term of the agreement, except for options that vest on the last month will vest on the penultimate month of this ten-year period. Under the Employment Agreement, Mr. Lasseter will direct three Feature Films (a Feature Film is defined as a feature-length animated motion picture) and he has the option to direct certain sequels to Feature Films he has directed if we elect to produce such sequels within 12 years of the initial release of the applicable Feature Film. In addition, at our request, Mr. Lasseter will provide writing services and supervisory services to create stories, treatments and screenplays for Feature Films, and Mr. Lasseter will also provide executive producing services on Feature Films, made-for-home videos and short-subject motion pictures that Mr. Lasseter does not direct. During the term of the Employment Agreement, Mr. Lasseter is prohibited from accepting other employment and from becoming financially interested or associated with any entity engaged in a related or competitive business. We can terminate the Employment Agreement at any time for any reason. If we terminate Mr. Lasseter’s employment without cause, we must (1) pay an amount equal to 75% of the balance of the salary Mr. Lasseter would have earned through the remainder of the term of the Employment Agreement and (2) accelerate the unvested portion of Mr. Lasseter’s option so that the option would be exercisable in full. In addition, Mr. Lasseter would be able to accept employment with any third party. In the event of a “change of control,” as defined in the Employment Agreement, we must accelerate the unvested portion of Mr. Lasseter’s option so that the option would be exercisable in full, and we may be required to pay Mr. Lasseter certain payments described in the Employment Agreement.

Director Compensation

Directors who are not employees of Pixar receive a fee of $1,000 for each meeting attended of the Board of Directors and a fee of $1,000 for each meeting attended of a committee of the Board of Directors if such committee meeting is not held in conjunction with a meeting of the Board of Directors. All directors are reimbursed for expenses incurred in attending such meetings. In lieu of compensation for attending each meeting, Mr. Levy receives health insurance coverage for himself and his dependents. In fiscal 2004, the value of Mr. Levy’s benefits approximated $17,000.

Non-employee directors are eligible to receive option grants pursuant to our 2004 Equity Incentive Plan (“Equity Plan”) which was approved by the shareholders in August 2004. The Equity Plan provides for an automatic grant of an option to purchase 30,000 shares of Common Stock (the “First Option”) to each non-employee director who first becomes a non-employee director (other than an employee director who ceases to be an employee but remains a director) after the effective date of the Equity Plan on the date on which such person first becomes a non-employee director. Beginning on the third anniversary of the date he or she became a non-employee director, each non-employee director will automatically be granted an option to purchase 10,000 shares of Common Stock (a “Subsequent Option”) each year on the date of such anniversary, provided he or she is then a non-employee director. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-third of the shares subject to a First Option will vest one year after its date of grant and an additional one-third will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. All of the shares subject to a Subsequent Option will vest one year after the date of the option grant, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of Pixar’s Common Stock on the date of the grant of the option. Prior to the August 2004 adoption of the Equity Plan, our non-employee directors received option grants pursuant to our 1995 Director Option Plan (the “Director Plan”), which was replaced by the Equity Plan. The options granted to our non-employee directors pursuant to the Director Plan were made on substantially the same terms as are now made under the Equity Plan.

The table below sets forth the options granted to Pixar’s non-employee directors in fiscal 2004:

Name	Grant Type	Number of Options Granted (#)	Exercise Price ($/SH)	Date of Grant
Skip M. Brittenham	Subsequent Option	10,000	$77.72	August 2004
Susan L. Decker	First Option	30,000	68.69	June 2004
Joseph A. Graziano	Subsequent Option	10,000	77.72	August 2004
Lawrence B. Levy	Subsequent Option	10,000	65.72	May 2004
Joe Roth	Subsequent Option	10,000	76.96	October 2004
Larry W. Sonsini	Subsequent Option	10,000	68.40	April 2004

Ms. Decker will be eligible for a Subsequent Option under the Equity Plan on the third anniversary of the date she became a non-employee director. Messrs. Sonsini, Levy, Brittenham, Graziano and Roth are eligible for Subsequent Options each year on the anniversary of the dates they became directors.

Compensation Committee Interlocks and Insider Participation

Pixar’s Compensation Committee was formed in 1995 and is currently composed of Mr. Graziano and Ms. Decker. No interlocking relationships exist between any member of Pixar’s Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Pixar.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of Common Stock of Pixar as of March 1, 2005 for the following: (i) each person who is known by Pixar to own beneficially more than 5% of the outstanding shares of Pixar’s Common Stock; (ii) each of Pixar’s directors; (iii) each of the Named Officers; and (iv) all directors and executive officers of Pixar as a group.

Name of Beneficial Owner	Number of Shares(1)	Percent of Total(1)
Steve Jobs c/o Pixar 1200 Park Avenue, Emeryville, CA 94608	30,000,001	51.04%
The TCW Group, Inc.(2) 865 South Figueroa St., Los Angeles, CA 90017	9,859,402	16.77%
Wellington Management Company LLP(3) 75 State Street, Boston, MA 02109	4,095,760	6.97%
Entities affiliated with FMR Corp(4) 82 Devonshire St., Boston, MA 02109	3,133,749	5.33%
Simon T. Bax	—	*
Edwin E. Catmull(5)	498,800	*
John Lasseter(6)	229,839	*
Lois Scali(7)	110,000	*
Skip M. Brittenham(8)	60,000	*
Susan L. Decker	5,000	*
Joseph A. Graziano(9)	20,000	*
Lawrence B. Levy(10)	45,010	*
Joe Roth(11)	40,000	*
Larry W. Sonsini(12)	31,365	*
All directors and executive officers as a group (12 persons)(13)	31,065,015	52.34%

*	Represents less than 1% of the total.

(1)	Based on 58,776,532 shares outstanding on March 1, 2005. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within sixty days of March 1, 2005 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2)	As indicated in the Schedule 13G/A filed by The TCW Group, Inc. pursuant to the Exchange Act on February 14, 2005.

(3)	As indicated in the Schedule 13G filed by Wellington Management Company LLP pursuant to the Exchange Act on February 14, 2005.

(4)	As indicated in the Form 13G/A filed by FMR Corp. pursuant to the Exchange Act on February 14, 2005. The following natural persons exercise dispositive power for the shares held by entities affiliated with FMR Corp.: Edward C. Johnson 3d and Abigail P. Johnson.

(5)	Includes 250,000 shares subject to options that are exercisable within 60 days of March 1, 2005.

(6)	Includes 18,348 shares subject to options that are exercisable within 60 days of March 1, 2005.

(7)	All 110,000 shares are subject to options that are exercisable within 60 days of March 1, 2005.

(8)	All 60,000 shares are subject to options that are exercisable within 60 days of March 1, 2005.

(9)	All 20,000 shares are subject to options that are exercisable within 60 days of March 1, 2005.

(10)	Includes 20,000 shares subject to options that are exercisable within 60 days of March 1, 2005.

(11)	All 40,000 shares are subject to options that are exercisable within 60 days of March 1, 2005.

(12)	Includes 26,837 shares subject to options that are exercisable within 60 days of March 1, 2005.

(13)	Includes 570,185 shares subject to options that are exercisable within 60 days of March 1, 2005.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Pixar’s compensation plans as of January 1, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	8,101,683	$41.32	3,029,816	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	8,101,683	$41.32	3,029,816

(1)	Includes 1,752,788 shares that were added to the shares reserved for issuance on January 1, 2005 pursuant to an evergreen formula. Pixar’s 2004 Equity Incentive Plan incorporates an evergreen formula pursuant to which on January 1 of each year (beginning January 1, 2005 and ending January 1, 2014) the aggregate number of shares reserved for issuance under the 2004 Equity Incentive Plan will increase by a number of shares equal to the lesser of (i) 3% of the outstanding shares on the immediately preceding date or (ii) an amount determined by the Board.

Item 13.    Certain Relationships and Related Transactions

We have engaged the law firm of Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie, Stiffelman, & Cook LLP (“Ziffren”) to handle certain legal matters. Skip M. Brittenham, a director of Pixar, is a senior partner of the firm. We have also engaged the law firm of Wilson Sonsini Goodrich & Rosati (“WSGR”) to handle certain legal matters. Larry W. Sonsini, a director of Pixar, is Chairman of the firm. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to Ziffren in consideration for services rendered. Payments by us to each of Ziffren and WSGR did not exceed five percent of either law firm’s respective gross revenues in the last fiscal year of either such firm.

In June 2003, Pixar entered into a Reimbursement Agreement with its Chief Executive Officer, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Pixar business. Such expenses incurred for Pixar business approximated $91,000 during 2003. No expenses were incurred during 2004.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Item 14.    Principal Accounting Fees and Services

Accounting Fees

The following table sets forth the fees paid or accrued by Pixar for services provided by KPMG LLP (KPMG), the Company’s independent registered public accounting firm for each of our last two fiscal years:

	Fiscal Years
	2003	2004
Audit Fees(1)	$238,767	$668,000
Audit-Related Fees (2)	19,563	5,000
Tax Fees(3)	74,390	45,009
All Other Fees(4)	—	1,350

Total	$332,720	$719,359

(1)	These are fees for professional services performed by KPMG for the January 1, 2005 audits of Pixar’s annual financial statements and management’s assessment over the effectiveness of internal controls over financial reporting and the effectiveness of internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, review of financial statements included in Pixar’s annual report on Form 10-K and review of financial statements included in Pixar’s quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	During fiscal year 2003, amounts consisted primarily of advisory services rendered in conjunction with our preliminary assessment of our readiness to meet the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 pertaining to internal controls over financial reporting and accounting consultations regarding accounting and financial reporting. During fiscal year 2004, amounts represent payments for consultation regarding financial accounting and reporting standards.

(3)	During fiscal 2003, these amounts consisted of professional services performed by KPMG with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for Pixar; refund claims; payment planning; tax audit assistance; and tax work stemming from “Audit-Related” items. During fiscal 2004, these amounts consisted of professional services performed by KPMG with respect to tax compliance.

(4)	These fees were paid for an annual subscription to KPMG’s online accounting research tool.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of KPMG was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  We have filed the following documents as part of this Form 10-K:

1.    Financial Statements.

2.    Financial Statement Schedules.    Schedules have been omitted as the required information is either not required, not applicable, or otherwise included in the Financial Statements and notes thereto on pages 56-82.

3.    Exhibits.    See Item 15(b) below.

(b)  Exhibits.    We have filed, or incorporated into the Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c)  Financial Statement Schedule.    See Item 15(a) above.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Pixar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Pixar’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Pixar’s internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment and those criteria, management believes that Pixar maintained effective internal control over financial reporting as of January 1, 2005.

Pixar’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of Pixar’s internal control of financial reporting. This report appears on page 57 of this Annual Report on Form 10-K.

/s/ STEVE JOBS	/s/ SIMON T. BAX
STEVE JOBS Chairman and Chief Executive Officer	SIMON T. BAX Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Pixar:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing on page 56 of this Annual Report on Form 10-K, that Pixar maintained effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pixar’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Pixar based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pixar maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, Pixar maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pixar as of January 3, 2004 and January 1, 2005, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 1, 2005, and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.

/s/    KPMG LLP

San Francisco, California

March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Pixar:

We have audited the accompanying balance sheets of Pixar as of January 3, 2004 and January 1, 2005, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 1, 2005. These financial statements are the responsibility of the management of Pixar. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pixar as of January 3, 2004 and January 1, 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Pixar as of January 1, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

March 16, 2005

PIXAR

BALANCE SHEETS

	January 3, 2004	January 1, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$48,320	$28,661
Investments	473,603	826,123
Trade accounts receivable, net of allowance for doubtful accounts of $186 and $177 as of January 3, 2004 and January 1, 2005, respectively	2,152	5,581
Receivable from Disney, net of reserve for returns and allowance for doubtful accounts of $29,920 and $3,479 as of January 3, 2004 and January 1, 2005, respectively	198,280	68,074
Other receivables	4,465	8,307
Prepaid expenses and other assets	1,047	2,227
Deferred income taxes	51,496	70,424
Property and equipment, net	115,026	125,602
Capitalized film production costs, net	107,667	140,038

Total assets	$1,002,056	$1,275,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,803	$5,392
Income taxes payable	37,595	14,077
Other accrued liabilities	13,007	26,971
Unearned revenue	9,141	8,502

Total liabilities	61,546	54,942

Commitments and contingencies (Note 7)
Shareholders’ Equity:
Preferred stock; no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock; no par value; 100,000,000 shares authorized; 55,473,176 and 58,426,252 shares issued and outstanding as of January 3, 2004 and January 1, 2005, respectively	546,999	687,387
Accumulated other comprehensive income (loss)	314	(2,211)
Retained earnings	393,197	534,919

Total shareholders’ equity	940,510	1,220,095

Total liabilities and shareholders’ equity	$1,002,056	$1,275,037

See accompanying notes to financial statements

PIXAR

STATEMENTS OF INCOME

	Fiscal Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(In thousands, except per share data)
Revenue:
Film	$193,591	$250,383	$260,831
Software	8,133	12,115	12,641

Total revenue	201,724	262,498	273,472

Cost of revenue	41,534	38,058	29,881

Gross profit	160,190	224,440	243,591

Operating expenses:
Research and development	8,497	15,311	17,371
Sales and marketing	1,334	2,422	2,484
General and administrative	9,677	12,783	15,015

Total operating expenses	19,508	30,516	34,870

Income from operations	140,682	193,924	208,721
Interest income and other	10,342	10,517	12,419

Income before income taxes	151,024	204,441	221,140
Income tax expense	61,074	79,673	79,418

Net income	$89,950	$124,768	$141,722

Basic net income per share	$1.78	$2.30	$2.50

Shares used in computing basic net income per share	50,473	54,219	56,760

Diluted net income per share	$1.68	$2.17	$2.38

Shares used in computing diluted net income per share	53,400	57,422	59,545

See accompanying notes to financial statements

PIXAR

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shareholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
	(In thousands)
Balances, December 29, 2001	49,446	$325,362	$1,845	$178,479	$505,686
Exercise of stock options, including tax benefit	3,448	117,115	—	—	117,115
Other comprehensive income (net of tax expense of $212)	—	—	311	—	311	$311
Net income	—	—	—	89,950	89,950	89,950

Balances, December 28, 2002	52,894	442,477	2,156	268,429	713,062	$90,261

Exercise of stock options, including tax benefit	2,579	104,522	—	—	104,522
Other comprehensive loss (net of tax benefit of $1,177)	—	—	(1,842)	—	(1,842)	$(1,842)
Net income	—	—	—	124,768	124,768	124,768

Balances, January 3, 2004	55,473	546,999	314	393,197	940,510	$122,926

Exercise of stock options, including tax benefit	2,953	140,388	—	—	140,388
Other comprehensive loss (net of tax benefit of $1,630)	—	—	(2,525)	—	(2,525)	$(2,525)
Net income	—	—	—	141,722	141,722	141,722

Balances, January 1, 2005	58,426	$687,387	$(2,211)	$534,919	$1,220,095	$139,197

See accompanying notes to financial statements

PIXAR

STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$89,950	$124,768	$141,722
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of purchased technology	480	—	—
Depreciation and amortization	7,661	7,760	7,808
Capitalized film production costs	(43,915)	(53,155)	(60,884)
Amortization of capitalized film production costs	39,420	37,592	28,513
Provision for sales return reserves and bad debts	9,155	23,575	12,271
Gain on dispositions of property and equipment	(8)	—	—
Gain on sales of investments	(439)	(1,259)	(307)
Tax benefit from stock option exercises	38,601	39,361	56,668
Deferred income taxes	(11,258)	(17,599)	(17,298)
Changes in operating assets and liabilities:
Trade accounts receivable	329	(974)	(3,429)
Receivable from Disney	(124,973)	(92,516)	117,935
Other receivables	(762)	1,929	(3,842)
Prepaid expenses and other assets	(10,778)	12,779	(1,180)
Accounts payable	(2,502)	(538)	3,589
Other accrued liabilities	478	3,685	13,964
Income taxes payable	(1,808)	37,595	(23,518)
Unearned revenue	5,228	1,800	(639)

Net cash (used in) provided by operating activities	(5,141)	124,803	271,373

Cash flows from investing activities:
Purchases of property and equipment	(13,906)	(5,363)	(18,384)
Proceeds from sale of property and equipment	55	—	—
Proceeds from sale of investments	158,482	725,847	572,496
Purchase of investments	(229,862)	(906,559)	(928,864)

Net cash used in investing activities	(85,231)	(186,075)	(374,752)

Cash flows from financing activities:
Proceeds from exercised stock options	78,514	65,161	83,720

Net cash provided by financing activities	78,514	65,161	83,720

Net (decrease) increase in cash and cash equivalents	(11,858)	3,889	(19,659)
Cash and cash equivalents at beginning of period	56,289	44,431	48,320

Cash and cash equivalents at end of period	$44,431	$48,320	$28,661

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$46,750	$9,800	$65,154

Supplemental disclosure of non-cash investing and financing activities:
Loss on equipment disposals capitalized as film production costs	$770	$—	$—

Unrealized gain (loss) on investments	$311	$(1,842)	$(2,525)

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related notes. The following discussion addresses the Company’s critical accounting policies, which are those that are most important to the portrayal of its financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods.

The Company’s critical accounting policies are summarized below.

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

Under the Co-Production Agreement, the Company shares equally with Disney in the profits of The Incredibles, Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Revenues for Toy Story are governed by the terms of the Feature Film Agreement under which Disney fully financed the production costs and shares a specified percentage of Toy Story profits with Pixar after certain agreed upon costs and fees are deducted. The Company recognizes revenue from its films net of distribution fees, reserves for returns, and marketing and distribution expenses. Disney provides the Company with gross receipt information, marketing and distribution costs and any other fees and expenses. The Company utilizes this information to determine its portion of the revenue by applying the contractual provisions included in its arrangements with Disney. The Company also incorporates certain estimates, such as home video returns and distribution expenses, based on Pixar’s historical experience and other industry information. The amount of revenue recognized in any given quarter or quarters from all of the Company’s films depends on the timing, accuracy, and sufficiency of information it receives from Disney to determine revenues and associated gross profits. Although Disney provides the Company with the most current

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

information available to enable Pixar to recognize its share of revenue and determine its film gross profit, in the past the Company has made revisions, and is likely to make revisions in the future, to that information based on its estimates and judgments. Such estimates include theatrical bad debt reserves and expenses, home video return reserves and expenses, merchandise expenses, and estimates for both revenues and related expenses resulting from differences between the Company’s and Disney’s reporting periods.

For example, in the past, the Company’s theatrical revenues have been adjusted for its estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. Estimated reserves for uncollectible amounts are established based on a review of the industry, discussions with Disney, and Pixar’s historical experience. To date the Company has not experienced significant losses, and therefore it has not had significant reserves for uncollectible receivables. The total allowance against revenue for theatrical exhibitor uncollectible amounts approximated $2.2 million and $1.0 million at January 3, 2004 and January 1, 2005, respectively.

The Company has also made adjustments to its home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining its home video reserves for a particular title, the Company reviews information such as Disney’s current return reserves, the historical return reserves for its previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that is available. Disney has provided and may continue to provide reserve information that may differ substantially from the Company’s historical experience with its previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, the Company has and may continue to record reserves more consistent with its historical experience. The Company’s home video return reserves exceeded Disney’s estimates by $27.8 million and $2.5 million at January 3, 2004 and January 1, 2005, respectively. The estimate for return reserves, whether based on historical information or more current information from Disney, is inherently subjective and may differ significantly from actual results. The Company’s original estimates on reserves may be revised in future periods as new and additional information becomes available. See Note 9 of Notes to Financial Statements for further discussion on reserves for returns.

The Company has utilized margin normalization, such as with merchandise or home video expenses, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information to calculate an ultimate lifetime expense margin, rather than actual costs incurred if it is deemed to be a more accurate reflection of Pixar’s participation. Similar to return reserves, these expense estimates are reviewed and may be adjusted periodically to ensure that the most accurate depiction of the Company’s participation is reflected. For example, during fiscal 2004, the Company received updated information from Disney that supported a reduction in the ultimate expense projections for Finding Nemo and Monsters, Inc. As a result, the Company revised its estimate of domestic home video and merchandise expense, which increased its revenues by $13.8 million for the year.

Disney may also make subsequent adjustments to the information that it has provided, and these adjustments could have a material impact on the Company’s operating results in later periods. As updated information becomes available from Disney on a more timely basis, it may result in a change of estimation for revenue recognition. For example, the Company received updated information from Disney in the first quarter of 2003, which decreased previously recorded home video expenses by $3.2 million for all of its film titles on a cumulative basis. During the second quarter of 2003, the Company recognized an adjustment that reduced domestic home video revenue for Monsters, Inc. after it received updated information from Disney, which reflected higher returns of domestic home video than had been originally anticipated. This adjustment reduced home video revenues by $4.4 million for the quarter. The Company also received a settlement on Monsters, Inc. merchandise revenue during the third quarter 2003, which resulted in an increase of $3.5 million to film revenues.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Any revisions to our estimated reserves, margin normalization or updated information from Disney, as noted above, as well as findings from audit rights offered in accordance with the terms of the Co-Production Agreement, could have a material effect on our financial statements in any given quarter or quarters.

Disney’s fiscal periods do not always coincide with the Company’s fiscal periods. During the fourth quarter of fiscal 2003, the Company’s reporting period differed from that of Disney. Consequently, it was necessary to use a combination of information from Disney and estimates by the Company to determine the Company’s revenues for the period between Disney’s period end and the Company’s.

In accordance with the provisions of SOP 00-2, a film is classified as a library title after three years from the film’s initial release. Currently, Toy Story, A Bug’s Life, Toy Story 2, and Monsters, Inc. are classified as library titles. The term library title is used solely for the purpose of classification and identification of previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with the Company’s revenue recognition policy for film revenue.

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

Software maintenance is recorded as deferred revenue and is recognized ratably over the term of the agreement, which ranges from 6 to 24 months.

Film Production Costs

The Company capitalizes its share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. Film production costs in excess of reimbursable amounts from Disney are capitalized. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Substantially all of the Company’s resources are dedicated to the production of our films. Capitalized production overhead does not include general and administrative and research and development expenses. In addition to the films produced, the Company is also working on concept development, pre-production and production for several new projects not covered as part of the Co-Production Agreement, the costs of which are capitalized as film costs. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of January 1, 2005 consisted of U.S. Treasury Bills, federal agency notes, and money market funds.

Investments

Investments are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified as “available-for-sale.” Such investments are recorded at fair value, and unrealized gains and losses are reported as a component of comprehensive income (loss) until realized. Investments are reviewed on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. If declines in the value of investments accounted for under SFAS No. 115 are determined to be other than temporary, an investment loss is recorded in the statement of income. When reviewing for other-than-temporary declines in value, management considers current economic and market conditions as well as credit quality. Interest income is recorded using an effective interest rate with the associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over estimated useful lives assigned to each major asset category as below:

Asset Category	Estimated Useful Life
Buildings	30 years
Building Improvements	5-10 years
Furniture, Fixtures and Other	3-10 years
Software and Computer Equipment	3 years

Leasehold improvements are amortized over the lesser of the related lease term or the life of the improvement. Management evaluates these assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impaired assets and assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not identified any such impairment losses.

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

Excluding the software business, revenue is concentrated in one large customer, Disney, as outlined in Note 8.

Fiscal Year

The Company’s fiscal year consists of the 52 or 53-week period ended with the Saturday nearest to December 31. The 2004 fiscal year ended January 1, 2005 and consisted of 52 weeks. The 2002 and 2003 fiscal years ended on December 28, 2002 and January 3, 2004, respectively, and consisted of 52 and 53 weeks, respectively.

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

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period including using the treasury stock method for stock options.

Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of reportable segments. The Company operates in a single operating segment. Information about the Company’s films and major customer is also disclosed in Note 8 of Notes to Financial Statements.

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

Reclassifications

Certain amounts as reported in fiscal years 2002 and 2003, including the Balance Sheets and Statements of Cash Flows, have been reclassified to conform to the 2004 financial statement presentation.

Stock-Based Compensation

The Company has elected to continue using the intrinsic-value method of accounting for stock-based compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted those provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which require disclosure of the pro forma effects on net income and net income per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant of options awarded.

The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Fiscal Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Net income:
As reported	$89,950	$124,768	$141,722
Fair value-based compensation cost, net of taxes	(13,159)	(16,856)	(19,460)

Pro forma net income	$76,791	$107,912	$122,262

Basic net income per share:
As reported	$1.78	$2.30	$2.50
Pro forma	$1.52	$1.99	$2.15
Diluted net income per share:
As reported	$1.68	$2.17	$2.38
Pro forma	$1.49	$1.93	$2.09

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that we had been following the fair value-based method since the beginning of 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $18.64, $26.42, and $27.61 for fiscal years 2002, 2003, and 2004, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 52% for 2002, 50% for 2003, and 39% for 2004; risk-free interest rates of 3.59%, 2.97%, and 3.59%, for fiscal 2002, 2003, and 2004, respectively; and weighted-average expected lives of 5.0 years for fiscal 2002, 2003 and 2004.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 Revised 2004 (“SFAS 123R”), “Share-Based Payment”. The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R no later than its third quarter of fiscal year 2005, which begins July 3, 2005. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on the company’s financial statements. For example, SFAS 123 permits the Company to recognize forfeitures as they occur while SFAS 123R will require the Company to estimate future forfeitures and adjust its estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is currently evaluating the requirements under SFAS 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 3, 2005.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FASB Staff Position (“FSP”) EITF 03-1 which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved; however the disclosure

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

requirements remain effective for annual periods ending after June 15, 2004. The Company will adopt the guidance at the time of final issuance. The Company believes that the adoption of EITF 03-1 will not have a material effect on its results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued Statement No. 153 (“SFAS 153”), Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in the Company’s third quarter of fiscal 2005. The Company believes that the adoption of SFAS 153 will not have a material effect on its results of operations, financial position or cash flows.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) became law in the United States. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduced a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the AJCA, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). FSP No. FAS 109-1 clarifies that the qualified production activities deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109. The Company believes that the adoption of FSP No. FAS 109-1 will not have a material effect on its results of operations, financial position or cash flows.

(2)	Investments

All investments were considered available-for-sale securities and consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
January 3, 2004:
U.S. Treasury Notes and Bills	$236,388	$309	$(19)	$236,678
Federal agency obligations	236,693	263	(31)	236,925

	$473,081	$572	$(50)	$473,603

January 1, 2005:
U.S. Treasury Notes and Bills	$435,048	$—	$(1,975)	$433,073
Federal agency obligations	394,708	6	(1,664)	393,050

	$829,756	$6	$(3,639)	$826,123

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available for sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at January 1, 2005 (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury Notes and Bills	$433,073	$(1,975)	$—	$—	$433,073	$(1,975)
Federal agency obligations	360,554	(1,656)	2,494	(8)	363,048	(1,664)

Total	$793,627	$(3,631)	$2,494	$(8)	$796,121	$(3,639)

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The contractual maturities of available-for-sale securities as of January 1, 2005 are as follows (in thousands):

	Cost	Estimated Fair Value
Due within one year	$475,547	$473,867
Due within two years	354,209	352,256

	$829,756	$826,123

(3)	Balance Sheet Components

Selected balance sheet components are as follows (in thousands):

	January 3, 2004	January 1, 2005
Property and equipment:
Building and land	$117,730	$123,253
Furniture, fixtures and equipment	22,001	29,362
Construction in process	4,778	8,843

	144,509	161,458
Less accumulated depreciation and amortization	29,483	35,856

	$115,026	$125,602

Other accrued liabilities:
Employee-related expenses	$7,715	$23,225
Accrued professional services	1,867	1,816
Accrued capital expenditures	1,764	505
Other	1,661	1,425

	$13,007	$26,971

(4)	Feature Film and Co-Production Agreements

Feature Film Agreement

In 1991, the Company entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of Walt Disney Pictures and Television (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), to develop and produce up to three computer-animated feature films (the “Feature Film Agreement”). In 1995, the Company released its first and only feature film under the terms of the Feature Film Agreement, Toy Story. The Company continues to receive compensation based on revenue from the distribution of Toy Story and related products. Based on the individual-film-forecast-computation method, all Toy Story film production costs were fully amortized by the year ended December 31, 1997.

Co-Production Agreement

In 1997, the Company extended its original relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, the Company agreed to produce, on an exclusive basis, five original computer-animated feature films (the

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

“Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance, co-own and co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after Disney recovers all marketing and distribution costs and fees. The first four original Pictures produced under the Co-Production Agreement were A Bug’s Life, Monsters, Inc., Finding Nemo, and The Incredibles. The Company is currently in production on the final Picture under this agreement, Cars. As a sequel, Toy Story 2 did not count toward the Pictures; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the Pictures.

The term of the Co-Production Agreement continues until delivery to Disney of the fifth Picture, Cars, which is currently scheduled for a June 9, 2006 release. Since the April 2003 delivery of Finding Nemo, the Company has had the ability to negotiate and enter into another distribution agreement with any other third party. The Company has produced six highly successful films to date, and believes that this success combined with the strength of its financial resources, position Pixar to negotiate a distribution arrangement with more favorable economic terms and full ownership of its films beyond the Co-Production Agreement. Although the Company looks forward to a more favorable agreement for films released after Cars, it understands that distributing its films through another studio may increase some of the risks Pixar faces in the motion picture industry.

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

Components of Capitalized Film Production Costs

The components of total capitalized film production costs are as follows:

	January 3, 2004		January 1, 2005
	(in thousands)
In release, (net of amortization)	$29,520		$53,881
In production	77,301		81,741
In development	846	(1)	4,416

Total capitalized film production costs, net	$107,667		$140,038

(1)	In the second quarter of 2003, the Company wrote-off of $1.9 million in costs previously capitalized for future film projects, which the Company determined would not be green-lit for production within three years following their initial cost capitalization.

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis. Film production costs include costs to develop and produce the Pictures, which primarily consists of salaries, equipment and overhead. Additionally, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses, are paid half by Pixar and half by Disney. Pursuant to the terms of the Co-Production Agreement, the parties established a mutually acceptable funding mechanism to ensure that sums would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

and production of Toy Story under the Feature Film Agreement, and A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, The Incredibles and Cars under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

The table below sets forth the amounts reimbursed by Disney for the following years:

	Fiscal Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
	(in thousands)
Production related	$42,153	$45,570	$39,415

Research and development	6,846	8,963	7,579
General and administrative	3,640	4,277	3,689

Expense related reimbursements	10,486	13,240	11,268

Total reimbursements	$52,639	$58,810	$50,683

For films in release, the Company expects to amortize, based on current estimates, approximately $32 million to $40 million in capitalized film production costs during fiscal 2005. In addition, the Company has amortized more than 80% of each released film’s original production costs as of January 1, 2005, with the exception of The Incredibles, which is projected to reach the 80% milestone in 2006.

At January 3, 2004 and January 1, 2005, net receivables from Disney aggregated $198.3 million and $68.1 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of expenditures for all films, and amounts due for miscellaneous reimbursements. In accordance with the Co-Production Agreement, Disney generally renders payments against detailed participation statements to Pixar monthly, within 45 days after the end of the calendar month, for the first 3 years after a film is released and thereafter quarterly, within 45 days after the end of the quarter.

(5)	Income Taxes

The components of income taxes are as follows (in thousands):

	Fiscal Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Income taxes:
Current:
Federal	$27,662	$50,218	$36,008
State	6,032	7,675	4,024
Foreign	37	18	16

Total current taxes	33,731	57,911	40,048

Deferred:
Federal	(9,922)	(15,188)	(15,427)
State	(1,336)	(2,411)	(1,871)

Total deferred taxes	(11,258)	(17,599)	(17,298)

Charge in lieu of taxes attributable to employer stock option plans	38,601	39,361	56,668

Total tax provision	$61,074	$79,673	$79,418

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income tax expense was $61.1 million, $79.7 million, and $79.4 million for fiscal 2002, 2003 and 2004 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as a result of the following (in thousands):

	Fiscal Years Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Expected income tax expense	$52,858	$71,554	$77,398
Increases (decreases) in tax resulting from:
State income taxes, net of federal tax effect	7,827	8,003	7,542
Extraterritorial income exclusion	—	—	(6,543)
Non-deductible expenses	351	228	214
Other, net	38	(112)	807

Actual tax expense	$61,074	$79,673	$79,418

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 3, 2004	January 1, 2005
Deferred tax assets:
Deferred compensation	$414	$392
Capitalized film costs	51,629	74,006
Reserves and accruals	3,721	1,732
Deferred loss on investments	—	1,398
Other, net	32	114

Total deferred tax assets	55,796	77,642

Deferred tax liabilities
State taxes	2,954	3,611
Property and equipment	1,138	3,304
Deferred gain on investments	208	—
Other, net	—	303

Total deferred tax liabilities	4,300	7,218

Net deferred tax assets	$51,496	$70,424

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which temporary differences become deductible. At January 1, 2005, based on historical taxable income and projections of future taxable income, the Company believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, and therefore no valuation allowance against those assets has been provided.

In 2004, the Company derived significant tax benefits from the Extraterritorial Income (“ETI”) exclusion allowed under U.S. income tax laws with respect to certain foreign trade income. The American Jobs Creation Act of 2004, (“the AJCA”), which the President signed into law on October 22, 2004, repeals the ETI regime for transactions entered into after December 31, 2004, subject to a phase-out that would allow the Company to claim 80% of the benefits in 2005 and 60% in 2006. The AJCA replaced the ETI exclusion with a deduction for qualifying domestic manufacturing activities, which is phased-in beginning in 2005. It is not currently known the extent to which the Company will benefit from the domestic manufacturing deduction in future years and whether the provision could partly or entirely replace the lost ETI benefit.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 109-1 clarifying that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, Accounting for Income Taxes, rather than as a tax rate reduction. The Company believes that the adoption of FSP No. FAS 109-1 will not have a material effect on its results of operations, financial position or cash flows.

(6)	Shareholders’ Equity

Equity Incentive Plan

The Company has an Equity Plan that was approved by the Company’s Shareholders at the Annual Meeting of Shareholders, held on August 20, 2004. The Equity Plan permits the grant of the following types of incentive awards: (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) performance units, and (5) performance shares. The Equity Plan is intended to attract, motivate, and retain (1) employees of Pixar and affiliates, (2) consultants who provide significant services to Pixar and its affiliates, and (3) directors of Pixar who are employees, of neither Pixar nor any affiliate. The Equity Plan also is designed to encourage stock ownership by employees, directors, and consultants, thereby aligning their interests with those of Pixar’s shareholders and to permit the payment of compensation that qualifies as performance based compensation.

The Equity Plan replaces the 1995 Stock Option Plan and the 1995 Director Option Plan (collectively, the 1995 Plans). The total number of initial shares available for issuance under the Equity Plan is equal to the number of shares that remain available for grant under the Company’s 1995 Plans as of August 20, 2004 and any shares that otherwise would have been returned to the 1995 Plans after August 20, 2004 on account of the expiration, cancellation or forfeiture of awards granted thereunder. The Equity Plan also incorporates an evergreen formula pursuant to which on January 1 of each year (beginning January 1, 2005 and ending January 1, 2014) the aggregate number of shares reserved for issuance under the Equity Plan will increase by a number of shares equal to the lesser of (i) 3% of the outstanding shares on the immediately preceding date or (ii) an amount determined by the Board. As of January 1, 2005, the Company had 3,029,816 shares reserved and available for issuance under the Equity Plan, which includes 1,752,788 shares that were added pursuant to the evergreen formula. No other types of incentive awards have been granted under the Equity Plan as of January 1, 2005.

The option exercise price for incentive stock options is not less than the fair market value at the grant date. Non-statutory options are granted at prices and terms determined by the Board of Directors, or a committee of the Board of Directors. Employee and consultant options generally vest 25% per year over four years. Initial grants to non-employee directors vest one-third annually for three years; subsequent grants vest after one year. All options have a term not greater than ten years from the date of grant.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of activity under the option plans during fiscal 2002, 2003 and 2004 are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 29, 2001	12,510,512	$25.47
Granted	2,351,975	38.26
Exercised	(3,448,510)	22.77
Forfeited	(230,658)	31.43

Outstanding at December 28, 2002	11,183,319	28.87
Granted	1,650,750	56.25
Exercised	(2,578,710)	25.27
Forfeited	(259,750)	35.25

Outstanding at January 3, 2004	9,995,609	34.15
Granted	1,286,900	70.05
Exercised	(2,953,076)	28.35
Forfeited	(227,750)	57.16

Outstanding at January 1, 2005	8,101,683	41.32

For various price ranges, weighted-average characteristics of outstanding stock options at January 1, 2005 were as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Shares	Remaining Life (Years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 0.20 to $21.38	575,879	2.66	$18.27	523,379	$17.96
$23.13 to $26.50	1,991,922	5.92	26.49	1,242,435	26.48
$27.50 to $33.75	1,162,739	6.02	31.35	335,864	31.53
$33.80 to $42.74	1,648,937	7.18	40.14	357,437	36.54
$42.81 to $65.56	1,260,306	8.01	52.98	287,056	51.45
$65.61 to $75.94	1,235,150	9.15	67.92	67,750	68.49
$76.96 to $90.67	226,750	9.82	80.35	—	—

	8,101,683	6.88	41.32	2,813,921	30.33

At January 1, 2005, there were 2,813,921 shares exercisable at a weighted-average exercise price of $30.33 per share. At December 28, 2002 and January 3, 2004, there were 3,593,426 and 3,409,744 shares exercisable, respectively, at weighted-average exercise prices of $22.05 and $26.11, respectively.

Employee Benefit Plan

In 1992, the Company adopted a 401(k) Profit Sharing Plan (the 401(k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. For the plan year commencing January 4, 2004 and ending on January 1, 2005 employer match was 50% of deferrals up to 5% of eligible plan compensation, with a maximum calendar year contribution of $2,000 per participant.

Employer match contributions vest immediately. The Company contributed $943,000, $1,015,000, and $1,070,000 to the 401(k) Plan for fiscal 2002, 2003 and 2004, respectively.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(7)	Commitments and Contingencies

Lease Commitments

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 1, 2005 were as follows (in thousands):

Fiscal Year
2005	$719
2006	257
2007	202
2008	58
After 2008	—

Total minimum lease payments	$1,236

Pixar leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements that expire at various dates, and the Company is required to pay property taxes, insurance and normal maintenance costs for certain of our facilities. The Company occupies an office in Seattle, Washington where the majority of the technical support group for the RenderMan® product is located. The lease expires in September 2008 with an option to extend for an additional 3 years. Pixar also leases certain office space in Emeryville, California under a 3-year operating lease which expires in January 2006.

Rental expense from operating leases amounted to approximately $814,000, $982,000, and $1,083,000 for fiscal 2002, 2003 and 2004, respectively.

Participation Commitment

The Company has obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered. The compensation is subject to a cap of $500,000 for each theatrical motion picture and a cap of $200,000 for each sequel or remake, with a total aggregate cap of $3,000,000. The liability for these participation fees is based on a certain level of performance by each feature film and is only payable when certain thresholds are achieved. The Company paid participation fees of $500,000 in fiscal years 2003 and 2004, respectively, under this obligation. No payments were made in fiscal year 2002.

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

(8)	Significant Customer and Segment Reporting

Significant Customer

In fiscal years 2002, 2003, and 2004, Disney represented 96%, 94% and 90% of total revenue, respectively, and 95%, 97%, and 83% of total accounts receivable, respectively.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company’s revenue segment information by film category follows (in thousands):

	Fiscal Years Ended
	2002		2003		2004
The Incredibles	$—		$—		$40,442
Finding Nemo	—		189,166		150,783	(4)
Library titles(1)	191,524	(2)	60,580	(3)	67,376	(5)
Animation services	2,067		637		2,230

	$193,591		$250,383		$260,831

(1)	Library titles include Monsters, Inc., A Bug’s Life, Toy Story and Toy Story 2. For fiscal years 2002 and 2003, Monsters, Inc. revenue was $141.5 million and $22.6 million, respectively, and has been reclassified to “Library titles” to conform to the current year presentation.

(2)	During 2002, the Company reduced its home video return reserves for A Bug’s Life and Toy Story 2, which increased the Company’s film revenues by $3.7 million. Additionally, the Company adjusted its estimates on expense margins for Toy Story 2 and A Bug’s Life home video and merchandise, which increased its revenues by $10.6 million for the year. Disney also provided the Company with updated information on A Bug’s Life and Toy Story 2 home video and merchandise activities that increased net revenues by approximately $5.8 million for the year.

(3)	During 2003, Disney provided updated information reflecting higher home video return activity than had been originally anticipated which reduced revenues by $4.4 million. The Company also received a settlement on Monsters, Inc. merchandise revenue, which increased net revenues by $3.5 million. Additionally, the Company received updated information from Disney relating to home video expenses, which decreased previously recorded home video expenses by $3.2 million for all of our film titles on a cumulative basis.

(4)	During fiscal 2004, the Company received updated information from Disney that supported a reduction in the ultimate expense projections for Finding Nemo. As a result, the Company revised its estimate of Finding Nemo domestic home video expense to reflect the lower ultimate home video expenses, which increased film revenues by approximately $11.8 million for the year. The Company also adjusted its expense estimate for merchandise revenue which increased film revenues by $0.7 million. In addition, there were approximately $15.6 million in revenues which resulted from revisions to domestic home video reserves that were established in prior years. See Note 9 of Notes to Financial Statements for further discussion on reserves for returns.

(5)	This amount includes $8.1 million in revenues, which resulted from revisions to international home video reserves that were established in prior years for Monsters, Inc. See Note 9 of Notes to Financial Statements for further discussion on reserves for returns. In addition, the Company adjusted its expense estimate for merchandise which increased film revenues by $1.3 million.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(9)	Valuation and Qualifying Accounts and Reserves

A summary of the valuations and qualifying accounts and reserves included in the balance sheets are as follows (in thousands):

Classification	Balance at Beginning of Year	Changes to Reserves Impacting Operations	Reductions to Reserves (Actual Returns and Bad Debt Write-offs)	Balance at End of Year
Year ended January 1, 2005
Reserve for returns, Disney	$27,753	$12,271	$(37,551)	$2,473
Allowance for doubtful accounts, Disney	2,167	—	(1,161)	1,006
Allowance for doubtful accounts, trade	186	—	(9)	177

Year ended January 3, 2004
Reserve for returns, Disney	9,251	23,575	(5,073)	27,753
Allowance for doubtful accounts, Disney	167	2,000	—	2,167
Allowance for doubtful accounts, trade	188	—	(2)	186

Year ended December 28, 2002
Reserve for returns, Disney	2,106	7,145	—	9,251
Allowance for doubtful accounts, Disney	58	112	(3)	167
Allowance for doubtful accounts, trade	552	—	(364)	188

Reserve for Returns, Disney

The Company recognizes revenue from its films under the Co-Production Agreement and Feature Film Agreements net of distribution fees, actual returns, estimated reserve for returns, and marketing and distribution expenses in accordance with FASB Concepts Statement No. 6 and EITF 99-19. The Company makes adjustments to home video revenues for estimates on return reserves (as a percentage of sales) that may differ from those reported by Disney. To the extent that the Company’s reserve for returns percentage differs from that reported by Disney, such differences are recorded as a reserve against the receivable from Disney. These reserves are reflected above and amounted to $9.3 million, $27.8 million and $2.5 million at December 28, 2002, January 3, 2004, and January 1, 2005, respectively. Furthermore, these reserves can change for a variety of reasons:

•	Changes to reserves that increase the dollar amount of return reserves (with a corresponding decrease in film revenue) occur when (a) the Company establishes and maintains a return reserve percentage that is higher than Disney’s: as revenues are earned, the difference between the Company’s higher estimated return reserve percentage results in an increase to the returns reserve, and (b) Disney lowers its return reserve percentage from a previous period and the Company maintains its higher reserve percentage: as revenues are earned, the difference between Disney’s return reserves percentage and the Company’s higher estimated return reserves percentage results in an increase to the returns reserve.

•	Changes to reserves that decrease return reserves (with a corresponding increase in film revenue) occur when the Company is carrying a higher reserve percentage than Disney and the Company reduces its return reserve percentage. This results in a reduction of the reserve and an increase in revenue in the period that the Company reduces the percentage.

•	Reductions to return reserve balances occur when the Company establishes a higher return reserve percentage than Disney and Disney subsequently increases its return reserve percentage. As revenues are incurred and Disney increases its return reserve percentage, the returns reserve is reduced.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

In determining Pixar’s home video return reserves for a particular title, the Company reviews information such as Disney’s current return reserves, the historical return reserves for its previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that is available. Disney has provided and may continue to provide the Company with reserve information that may differ substantially from Pixar’s historical experience with its previous titles. Unless Disney provides the Company with what the Company believes is a sufficient rationale as to why the market and sales performance are substantially different for a particular title, the Company has and may continue to record reserves more consistent with its historical experience.

During fiscal 2004, the Company increased its return reserves by approximately $46.2 million primarily for differences in reserve percentage estimates with Disney for Finding Nemo’s domestic and international home video revenues, as well as some increases to Monsters, Inc. home video reserves. The Company’s reserves were reduced during the year due to subsequent revisions to its estimates for both Finding Nemo and Monsters, Inc. These revisions reduced the Company’s reserves by $33.9 million, of which approximately $8.1 million and $15.6 million increased the Company’s revenues for reversals of reserves which were established in prior years for Monsters, Inc. international home video reserves and Finding Nemo domestic home video reserves, respectively. During 2004, Disney increased its return reserves primarily for Finding Nemo’s international home video revenues, which resulted in a reduction of approximately $37.6 million in the Company’s reserves.

During fiscal 2003, the Company increased its return reserves by approximately $23.6 million for differences in its reserve estimates primarily for Finding Nemo’s domestic home video return reserves, and to a lesser extent Monsters, Inc. home video return reserves and Finding Nemo’s international home video reserves. During 2003, Disney increased its return reserves for Monsters Inc. which reduced the Company’s difference in reserves from Disney by approximately $5.1 million.

During 2002, the Company increased its return reserves primarily for differences from Disney in reserve estimates for Monsters, Inc. international home video revenues. This increase was offset by adjustments to reduce Pixar’s home video reserves for A Bug’s Life and Toy Story 2 which resulted in an increase to Pixar’s revenues of $3.7 million.

Further, the Company may not always maintain differences in reserves from those reported by Disney. In instances when the Company relies on Disney estimates, it is possible that Disney may make subsequent revisions to those estimates which could result in a change to the Company’s estimate of revenue for a given period. Such reserves and related changes as reported by Disney are not reflected in the above table. For example, during the second quarter of 2003, Pixar reduced its Monsters, Inc. domestic home video revenue after receiving updated information from Disney which reflected higher returns of domestic home video than had originally been anticipated. This adjustment reduced Pixar’s home video revenue by $4.4 million in 2003 for revenues that had been recorded in a previous period.

Allowance for Doubtful Accounts, Disney

The Company maintains reserves against potential uncollectible receivables from theatrical exhibitors. Estimates are established based on a review of the industry, discussions with Disney, and historical experience. To date the Company has not experienced significant losses, and therefore it has not had significant reserves for uncollectible receivables.

Allowance for Doubtful Accounts, Trade

The Company maintains an allowance for doubtful accounts for the estimated losses on trade receivables. Pixar assesses collectability of the receivable by determining whether the creditworthiness of the customer has deteriorated and could result in an inability to collect payment. To date the Company has not experienced significant losses, and therefore it has not had significant allowance against trade receivables.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(10)	Net Income per Share Calculation

Reconciliation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Years Ended
	December 28, 2002			January 3, 2004			January 1, 2005
	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share
Basic net income per Share	$89,950	50,473	$1.78	$124,768	54,219	$2.30	$141,722	56,760	$2.50
Effect of dilutive shares:
Stock options	—	2,927		—	3,203		—	2,785

Diluted net income per share	$89,950	53,400	$1.68	$124,768	57,422	$2.17	$141,722	59,545	$2.38

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options.

Options to purchase 222,495, 195,574, and 92,003 shares of common stock in fiscal 2002, 2003 and 2004, respectively, were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

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

	Quarter Ended
	March 29	June 28	September 27	January 3
2003
Revenue	$18,657	$48,876	$30,183	$164,782
Gross profit	15,707	41,071	25,894	141,768
Net income	8,178	19,524	13,193	83,873
Basic net income per share	0.15	0.36	0.24	1.52
Diluted net income per share	0.15	0.34	0.23	1.44

	Quarter Ended
	April 3	July 3	October 2	January 1
2004
Revenue	$53,824	$66,289	$44,463	$108,896
Gross profit	47,920	59,852	40,259	95,560
Net income	26,742	37,385	22,421	55,174
Basic net income per share	0.48	0.66	0.39	0.95
Diluted net income per share	0.46	0.63	0.38	0.91

Period-to-period comparisons of our results of operations may not be necessarily meaningful, as our annual and quarterly revenues may fluctuate due to the timing of our theatrical releases and related products, such as home video, television and merchandising. For example, revenue for the first quarter of fiscal 2004 was significantly higher than the first quarter of 2003 largely due to the timing and success of Finding Nemo’s worldwide home video performance and continued foreign theatrical revenues in the first quarter of fiscal 2004. In addition, revenue for the fourth quarter of 2003 was significantly higher than the fourth quarter of 2004 due to the November 2003 domestic home video and international theatrical releases of Finding Nemo. Further, revenue for the fourth quarter of 2004 is significantly higher than that of other quarters in the same year due to the domestic and foreign theatrical release of The Incredibles in November 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2005.

PIXAR

By:	/s/ SIMON T. BAX
Simon T. Bax
Executive Vice President, Chief Financial Officer and Secretary

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Jobs, Simon T. Bax, and Edwin E. Catmull and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVE JOBS Steve Jobs	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ SIMON T.BAX Simon T. Bax	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ EDWIN E. CATMULL Edwin E. Catmull	President and Director	March 16, 2005

/s/ SKIP M. BRITTENHAM Skip M. Brittenham	Director	March 16, 2005

/s/ SUSAN L. DECKER Susan L. Decker	Director	March 16, 2005

/s/ JOSEPH A. GRAZIANO Joseph A. Graziano	Director	March 16, 2005

/s/ LAWRENCE B. LEVY Lawrence B. Levy	Director	March 16, 2005

/s/ JOE ROTH Joe Roth	Director	March 16, 2005

/s/ LARRY W. SONSINI Larry W. Sonsini	Director	March 16, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibits
3.1	Amended and Restated Articles of Incorporation (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)

3.2	Amended and Restated Bylaws (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, Commission File No. 0-26976)

4.1	See Exhibit 3.1

4.2	See Exhibit 3.2

4.3	Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.5 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)

10.1*	1995 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement, Commission File No. 333-71706)

10.2*	1995 Director Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 0-26976)

10.3*	Form of Indemnification Agreement entered into between the Registrant and each of the executive officers and directors (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)

10.4	Agreement between the Registrant and Walt Disney Pictures dated May 3, 1991, as amended (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)(1)

10.5*	Employment Agreement between the Registrant and John Lasseter dated March 21, 2001 (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 0-26976)(1)

10.6	Co-Production Agreement between the Registrant and Walt Disney Pictures and Television dated February 24, 1997 (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-26976)(1)

10.7*	Offer letter between Ms. Lois Scali and the Registrant dated January 23, 2003 (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 0-26976)

10.8	Reimbursement Agreement between the Registrant and Steve Jobs dated June 19, 2003 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, Commission File No. 0-26976)

10.9*	Offer letter between Mr. Simon T. Bax and the Registrant dated March 18, 2004

10.10*	2004 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, Commission File No. 333-120230)

10.11	Forms of Agreement Under 2004 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement, Commission File No. 333-120230)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 83)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.

*	Indicates management compensatory plan, contract or arrangement.