Form 10-Q
period 2005-04-02
PIXAR \CA\
filed 2005-05-12
CIK 1002114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

or

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

The number of shares outstanding of the Registrant’s Common Stock as of May 2, 2005 was 118,121,882.

Pixar

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PIXAR

BALANCE SHEETS

(Unaudited, in thousands, except share data)

	April 2, 2005	January 1, 2005
ASSETS
Cash and cash equivalents	$61,372	$28,661
Investments	814,691	826,123
Trade accounts receivable, net of allowance for doutbtful accounts of $177 as of April 2, 2005 and January 1, 2005	3,388	5,581
Receivable from Disney, net of reserve for returns and allowance for doubtful accounts of $7,511 and $3,479 as of April 2, 2005 and January 1, 2005, respectively	179,495	68,074
Other receivables	9,872	8,307
Prepaid expenses and other assets	3,627	2,227
Deferred income taxes	81,115	70,424
Property and equipment, net	124,445	125,602
Capitalized film production costs, net	132,379	140,038

Total assets	$1,410,384	$1,275,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,629	$5,392
Income taxes payable	52,946	14,077
Other accrued liabilities	16,583	26,971
Unearned revenue	8,840	8,502

Total liabilities	79,998	54,942

Commitments and contingencies

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock; no par value; 200,000,000 shares authorized; 118,009,664 and 116,852,504 shares issued and outstanding as of April 2, 2005 and January 1, 2005, respectively	717,093	687,387
Accumulated other comprehensive loss	(3,513)	(2,211)
Retained earnings	616,806	534,919

Total shareholders’ equity	1,330,386	1,220,095

Total liabilities and shareholders’ equity	$1,410,384	$1,275,037

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Quarter Ended
	April 2, 2005	April 3, 2004
Revenue:
Film	$157,912	$51,092
Software	3,332	2,732

Total revenue	161,244	53,824

Cost of revenue	27,457	5,904

Gross profit	133,787	47,920

Operating expenses:
Research and development	2,824	3,398
Sales and marketing	762	372
General and administrative	4,375	3,076

Total operating expenses	7,961	6,846

Income from operations	125,826	41,074
Interest income and other	4,776	2,896

Income before income taxes	130,602	43,970
Income tax expense	48,715	17,228

Net income	$81,887	$26,742

Basic net income per share	$0.70	$0.24

Shares used in computing basic net income per share	117,328	111,582

Diluted net income per share	$0.67	$0.23

Shares used in computing diluted net income per share	122,464	117,214

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Quarter Ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net income	$81,887	$26,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,467	1,764
Capitalized film production costs	(18,873)	(14,137)
Amortization of capitalized film production costs	26,842	5,812
Provision for return reserves and allowance for doubtful accounts, net	4,032	26,204
Income from warrant received in connection with license agreement	(843)	—
Warrants adjustment to fair value	(75)	—
Loss (gain) on sales of investments	191	(648)
Tax benefit from stock option exercises	12,627	10,955
Deferred income taxes	(9,852)	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,193	685
Receivable from Disney	(115,453)	(26,443)
Other receivables	(1,565)	1,061
Prepaid expenses and other assets	(59)	(1,302)
Accounts payable	(3,763)	507
Other accrued liabilities	(10,388)	(1,328)
Income taxes payable	38,869	(26,016)
Unearned revenue	(85)	(2,152)

Net cash provided by operating activities	8,152	1,704

Cash flows from investing activities:
Purchases of property and equipment	(1,782)	(1,899)
Proceeds from sales of property and equipment	162	—
Proceeds from sales of investments	134,963	315,658
Purchases of investments	(125,863)	(331,533)

Net cash provided by (used in) investing activities	7,480	(17,774)

Cash flows from financing activities:
Proceeds from exercised stock options	17,079	20,148

Net cash provided by financing activities	17,079	20,148

Net increase in cash and cash equivalents	32,711	4,078
Cash and cash equivalents at beginning of period	28,661	48,320

Cash and cash equivalents at end of period	$61,372	$52,398

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$6,200	$33,875

Supplemental disclosure of non-cash investing and financing activities:
Warrant received in connection with license agreement	$1,266	$—

Loss on equipment disposals capitalized as film production costs	$(310)	$—

Unrealized loss on investments, net of tax benefits	$(1,302)	$(376)

See accompanying notes to financial statements.

PIXAR

NOTES TO FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

The Company

Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. Pixar (or the “Company”) is a leading digital animation studio with the creative, technical and production capabilities to create animated feature films and related products. The Company’s objective is to create, develop and produce computer-animated feature films with heartwarming stories and memorable characters that appeal to audiences of all ages. Through the creation of entertaining, enduring and successful films, the Company seeks to maintain its position as a leading brand in animated feature films.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations, and cash flows of Pixar for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of January 1, 2005, and for each of the years in the three-year period ended January 1, 2005, including notes thereto. These audited financial statements are included in Pixar’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2005.

On March 23, 2005, Pixar announced that its Board of Directors had approved a two-for-one stock split of the Company’s common stock and a proportional increase in the number of Pixar common shares authorized from 100 million to 200 million. Shareholders of record at the close of trading on April 4, 2005 were entitled to receive one additional share of Pixar common stock for every outstanding share held on such date. The additional shares were distributed on April 18, 2005, and reporting of the Company’s share price on a split-adjusted basis commenced on April 19, 2005. All issued and outstanding share and per share amounts and stock prices related to Pixar’s common stock in the accompanying unaudited financial statements and notes thereto have been restated to reflect the stock split for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of ultimate revenues and ultimate costs and estimates of product sales that will be returned and the amount of receivables that ultimately will be collected. Actual results could differ from those estimates.

The results of operations for the quarter ended April 2, 2005 are not necessarily indicative of the results expected for the current year or any other period.

Certain amounts reported in previous period’s balance sheet and statement of cash flows have been reclassified to conform to the 2005 financial statement presentation.

(2) Fiscal Year

Pixar operates on a 52 or 53-week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2005 will end on December 31, 2005, and will consist of 52 weeks.

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

The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Quarter Ended
	April 2, 2005	April 3, 2004
Net income:
As reported	$81,887	$26,742
Fair value-based compensation cost, net of taxes	(9,570)	(4,510)

Pro forma net income	$72,317	$22,232

Basic net income per share:
As reported	$0.70	$0.24
Pro forma	$0.62	$0.20
Diluted net income per share:
As reported	$0.67	$0.23
Pro forma	$0.60	$0.19

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value-based method since the beginning of 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $17.17 and $13.23 for the quarters ended April 2, 2005 and April 3, 2004, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 36% and 42% for the quarters ended April 2, 2005 and April 3, 2004, respectively; risk-free interest rates of 4.02% and 3.09% for the quarters ended April 2, 2005 and April 3, 2004, respectively; and weighted-average expected lives of 5.0 years.

(4) Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options. Of the outstanding options to purchase shares of common stock, for the quarters ended April 2, 2005 and April 3, 2004, options to purchase approximately 109,000 shares and 748,000 shares, respectively, of common stock were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

The reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Quarter Ended
	April 2, 2005			April 3, 2004
	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share
Basic net income per share	$81,887	117,328	$0.70	$26,742	111,582	$0.24
Effect of dilutive shares:
Options		5,136			5,632

Diluted net income per share	$81,887	122,464	$0.67	$26,742	117,214	$0.23

(5) Comprehensive Income

Other comprehensive loss consists of unrealized holding losses on the Company’s investments. The following table sets forth the calculation of comprehensive loss, net of tax benefit (in thousands):

	Quarter Ended
	April 2, 2005	April 3, 2004
Net income	$81,887	$26,742
Unrealized holding losses on investments, net of tax benefit	(1,302)	(376)

Comprehensive income	$80,585	$26,366

(6) Feature Film and Co-Production Agreements

Feature Film Agreement

In 1991, the Company entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of Walt Disney Pictures and Television (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), to develop and produce up to three computer-animated feature films (the “Feature Film Agreement”). In 1995, the Company released its first and only feature film under the terms of the Feature Film Agreement, Toy Story. The Company continues to receive compensation based on revenue from the distribution of Toy Story and related products. Based on the individual-film-forecast-computation method, all Toy Story film production costs were fully amortized at December 31, 1997.

Co-Production Agreement

In 1997, the Company extended its original relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, the Company agreed to produce, on an exclusive basis, five original computer-animated feature films (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance, co-own and co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after Disney recovers all marketing and distribution costs and fees. The first four original Pictures produced under the Co-Production Agreement were A Bug’s Life, Monsters, Inc., Finding Nemo, and The Incredibles. The Company is currently in production on Cars, the final Picture under this agreement. As a sequel, Toy Story 2 did not count toward the Pictures; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the Pictures.

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

All payments to Pixar from Disney for development and production of films under the Feature Film Agreement and the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

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

Components of Capitalized Film Production Costs

The components of capitalized film production costs are as follows:

	April 2, 2005	January 1, 2005
	(in thousands)
In release, (net of amortization)	$27,297	$53,881
In production	96,158	81,741
In development	8,924	4,416

Capitalized film production costs, net	$132,379	$140,038

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis. Film production costs include costs to develop and produce the Pictures, which primarily consists of salaries, equipment and overhead. Additionally, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses are paid half by Pixar and half by Disney. Pursuant to the terms of the Co-Production Agreement, the parties established a mutually acceptable funding mechanism to ensure that sums would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of films under the Feature Film Agreement and the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

The table below sets forth the amounts reimbursed by Disney:

	Quarter Ended
	April 2, 2005	April 3, 2004
	(in thousands)
Production related	$6,842	$9,400

Research and development	544	1,874
General and administrative	755	911

Expense related	1,299	2,785

Total reimbursements by Disney	$8,141	$12,185

For films in release, the Company expects to amortize, based on current estimates, approximately $15 million to $19 million in capitalized film production costs over the succeeding twelve-month period. The Company has amortized more than 80% of each released film’s original production costs as of April 2, 2005, with the exception of The Incredibles. The Company projects The Incredibles to be approximately 80% amortized by the end of fiscal 2005.

At April 2, 2005 and January 1, 2005, net receivables from Disney aggregated $179.5 million and $68.1 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of production expenditures for all films under the Co-Production Agreement and amounts due for miscellaneous reimbursements.

(7) Significant Customer and Segment Reporting

Significant Customer

For the quarters ended April 2, 2005 and April 3, 2004, Disney represented 96% and 92% of total revenue, respectively. As of April 2, 2005 and January 1, 2005, Disney represented 93% and 83% of total accounts receivable, respectively.

Segment Reporting

The chief operating decision-maker is the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statements of income and the Company has no foreign operations. Therefore, the Company operates in a single operating segment.

The Company’s revenue segment information by film category follows (in thousands):

	Quarter Ended
	April 2, 2005	April 3, 2004
The Incredibles	$127,539	$—
Finding Nemo	14,395	40,183
Library titles(1)	14,822	10,775
Animation services	1,156	134

	$157,912	$51,092

(1)	Library titles include Monsters, Inc., Toy Story 2, A Bug’s Life and Toy Story. For the quarter ended April 3, 2004, Monsters, Inc. revenue of $2.4 million has been reclassified to “Library titles” to conform to the current year presentation.

(8) Valuation and Qualifying Accounts and Reserves

A summary of the valuation and qualifying accounts and reserves included in the balance sheets are as follows (in thousands):

Classification	Balance at Beginning of Period	Changes to Reserves Impacting Operations	Reductions to Reserves (Actual Returns and Bad Debt Write-offs)	Balance at End of Period
Quarter ended April 2, 2005
Reserve for returns, Disney	$2,473	$4,956	$—	$7,429
Allowance for doubtful accounts, Disney	1,006	(924)	—	82
Allowance for doubtful accounts, trade	177	—	—	177

Fiscal year ended January 1, 2005
Reserve for returns, Disney	27,753	12,271	(37,551)	2,473
Allowance for doubtful accounts, Disney	2,167	(1,161)	—	1,006
Allowance for doubtful accounts, trade	186	—	(9)	177

Reserve for Returns, Disney

The Company recognizes revenue from its films under the Co-Production Agreement and Feature Film Agreements net of distribution fees, actual returns, estimated reserve for returns, and marketing and distribution expenses in accordance with FASB Concepts Statement No. 6 and EITF 99-19. The Company makes adjustments to home video revenues for estimates on return reserves (as a percentage of sales) that may differ from those reported by Disney. To the extent that the Company’s reserve for returns percentage differs from that reported by Disney, such differences are recorded as a reserve against the receivable from Disney. These reserves are reflected above and amounted to $7.4 million and $2.5 million at April 2, 2005 and January 1, 2005, respectively. Furthermore, these reserves can change for a variety of reasons:

•	Changes to reserves that increase the dollar amount of return reserves (with a corresponding decrease in film revenue) occur when (a) the Company establishes and maintains a return reserve percentage that is higher than Disney’s: as revenues are earned, the difference between the Company’s higher estimated return reserve percentage results in an increase to the returns reserve, and (b) Disney lowers its return reserve percentage from a previous period and the Company maintains its higher reserve percentage: as revenues are incurred, the difference between Disney’s return reserves percentage and the Company’s higher estimated return reserves percentage results in an increase to the returns reserve.

•	Changes to reserves that decrease return reserves (with a corresponding increase in film revenue) occur when the Company is carrying a higher reserve percentage than Disney and the Company reduces its return reserve percentage. This results in a reduction of the reserve and an increase in revenue in the period that the Company reduces the percentage.

•	Reductions to return reserve balances occur when the Company establishes a higher return reserve percentage than Disney and Disney subsequently increases its return reserve percentage to reflect actual return experience. As revenues are incurred and Disney increases its return reserve percentage, the return reserve is reduced.

In determining Pixar’s home video return reserves for a particular title, the Company reviews information such as Disney’s current return reserves, the historical returns for its previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that is available. Disney has provided and may continue to provide the Company with reserve information that may differ substantially from Pixar’s historical experience with its previous titles. Unless Disney provides the Company with what the Company believes is a sufficient rationale as to why the market and sales performance are substantially different for a particular title, the Company has and may continue to record reserves more consistent with its historical experience.

During the quarter ended April 2, 2005, the Company increased its return reserves by approximately $5.0 million for differences in reserve percentage estimates with Disney for The Incredibles and Finding Nemo’s home video revenues.

During fiscal 2004, the Company increased its return reserves by approximately $46.2 million primarily for differences in reserve percentage estimates with Disney for Finding Nemo’s home video revenues, as well as some increases to Monsters, Inc. home video reserves. The Company’s reserves were reduced during the year due to subsequent revisions to its estimates for both Finding Nemo and Monsters, Inc. These revisions reduced the Company’s reserves by $33.9 million, of which approximately $8.1 million and $15.6 million increased the Company’s revenues for reversals of reserves which were established in prior years for Monsters, Inc. international home video reserves and Finding Nemo domestic home video reserves, respectively. During 2004, Disney increased its return reserves primarily for Finding Nemo’s international home video revenues, which resulted in a reduction of approximately $37.6 million in the Company’s reserves.

Further, the Company may not always maintain differences in reserves from those reported by Disney. In instances when the Company relies on Disney’s estimates, it is possible that Disney may make subsequent revisions to those estimates which could result in a change to the Company’s estimate of revenue for a given period. Such reserves and related changes as reported by Disney are not reflected in the above table.

Allowance for Doubtful Accounts, Disney

The Company maintains reserves against potential uncollectible receivables from theatrical exhibitors. Estimates are established based on a review of the industry, discussions with Disney, and historical experience. To date the Company has not experienced significant losses, and therefore it has not had significant reserves for uncollectible receivables. During the first quarter of 2005 and the fiscal year ended January 1, 2005, the Company reduced its allowance for doubtful accounts, which increased revenue by $0.9 million and $1.2 million, respectively.

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

(9) New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 Revised 2004 (“SFAS 123R”), “Share-Based Payment.” The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company intends to adopt SFAS 123R for its fiscal year beginning January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of income. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on the Company’s financial statements. For example, SFAS 123 permits the Company to recognize forfeitures as they occur while SFAS 123R will require the Company to estimate future forfeitures and adjust its estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is currently evaluating the requirements under SFAS 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted by the Company. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FASB Staff Position (“FSP”) EITF 03-1 which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will adopt the recognition and measurement guidance at the time of final issuance.

On December 16, 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our third quarter of fiscal 2005. The Company believes that the adoption of SFAS 153 will not have a material effect on its results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing the scheduled release dates of our feature films, our anticipated revenues and operating expenses, our expectations on DVD penetration and the resulting effect on our home video sales and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 21 through 35. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the section entitled “Risk Factors” on pages 21 through 35 below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 1, 2005 in addition to our interim financial statements and notes included elsewhere in this report.

Overview

Pixar was formed in 1986 when Steve Jobs purchased the computer division of Lucasfilm and incorporated it as a separate company. In 1991, we entered into a feature film agreement (the “Feature Film Agreement”) with Walt Disney Pictures, a wholly owned subsidiary of the Walt Disney Company (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), for the development and production of up to three animated feature films to be marketed and distributed by Disney. It was pursuant to the Feature Film Agreement that Toy Story was developed, produced, and distributed in 1995. Our share of revenues and expenses from Toy Story is governed by the terms of the Feature Film Agreement.

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

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis. Pursuant to the terms of the Co-Production Agreement the parties established a mutually acceptable funding mechanism to ensure that sums would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and the Pictures under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, we have netted the reimbursements against the related costs. These reimbursed costs through the end of April 2, 2005 are set forth in Note 6 of Notes to Financial Statements in Item 1 of this Report.

Recent Developments

Stock Split. On March 23, 2005, we announced that our Board of Directors had approved a two-for-one stock split of the our common stock and a proportional increase in the number of authorized shares of our common stock from 100 million to 200 million. Shareholders of record at the close of trading on April 4, 2005 were entitled to receive one additional share of Pixar common stock for every outstanding share held on such date. The additional shares were distributed on April 18, 2005, and reporting of our share price on a post-split basis commenced on April 19, 2005. All issued and outstanding share and per share amounts and stock prices related to Pixar’s common stock in this Report have been restated to reflect the stock split for all periods presented.

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

Under the Co-Production Agreement, we share equally with Disney in the profits of The Incredibles, Finding Nemo, Monsters, Inc., Toy Story 2 and A Bug’s Life after Disney recovers its marketing, distribution and other predefined costs and fees. Our revenues for Toy Story are governed by the terms of the Feature Film Agreement under which Disney fully financed the production costs and shares a specified percentage of Toy Story profits with Pixar after certain agreed upon costs and fees are deducted. We recognize revenue from our films net of distribution fees, reserves for returns, and marketing and distribution expenses. Disney provides us with gross receipt information, return reserve information, marketing and distribution costs and any other fees and expenses. We utilize this information to determine our portion of the revenue by applying the contractual provisions included in our arrangements with Disney. We may also adjust certain of Disney’s estimates, such as home video returns and distribution expenses, based on Pixar’s historical experience and other industry information. The amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and sufficiency of information we receive from Disney to determine revenues and associated gross profits. Although Disney provides us with the most current information available to enable us to recognize our share of revenue and determine our film gross profit, in the past we have made revisions, and we may make revisions in the future, to that information based on our estimates and judgments. Such information includes theatrical bad debt reserves and expenses, home video return reserves and expenses, merchandise expenses, and estimates for both revenues and related expenses resulting from differences between Disney’s fiscal reporting period and ours.

For example, in the past, our theatrical revenues have been adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. Estimated reserves for uncollectible amounts are established based on a review of the industry, discussions with Disney, and our historical experience. To date we have not experienced significant losses, and therefore we have not had significant reserves for uncollectible receivables. See Note 8 of Notes to Financial Statements in Item 1 of this Report for further discussion of reserves for uncollectible amounts.

We have also made adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining our home video reserves for a particular title, we review information such as Disney’s current return reserves, the historical returns for our previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that are available. Disney has provided and may continue to provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, we have and may continue to record reserves more consistent with our historical experience. Our home video return reserves exceeded Disney’s estimates by $7.4 million and $2.5 million at April 2, 2005 and January 1, 2005, respectively. The estimate for return reserves, whether based on historical information or more current information from Disney, is inherently subjective and may differ significantly from actual results. Our original estimates on reserves may be revised in future periods as new and additional information becomes available. See Note 8 of Notes to Financial Statements in Item 1 of this Report for further discussion of reserves for returns.

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

A film is classified as a library title after three years from the film’s initial release. Currently, Toy Story, A Bug’s Life, Toy Story 2 and Monsters, Inc. are classified as library titles. The term “library title” is used solely for the purpose of classification and for identifying previously released films. Revenue recognition for such titles is in accordance with our revenue recognition policy for film revenue.

Software Revenue

Revenue for software licenses is recognized in compliance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, With Respect to Certain Transactions.” Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery of the product has occurred;

•	the fee is fixed or determinable; and

•	collection of these fees is probable.

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as support services, based on the residual value of the elements. Under the residual method, we allocate and defer revenue for the undelivered elements based on vendor-specific objective evidence of fair value, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately.

Software maintenance is recorded as deferred revenue and is recognized ratably over the term of the agreement, which is generally twelve months.

Film Production Costs

We capitalize our share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer-animated motion pictures, which primarily consist of salaries, equipment and overhead. With regard to the Pictures, we capitalize film production costs in excess of reimbursable amounts from Disney. For film projects outside of our existing Disney relationship, we capitalize all film production costs. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses.

Once a film is released, capitalized film production costs will be amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. With respect to the Pictures, we make certain estimates and judgments of our future gross revenues to be received for each film based on information received from Disney and on our knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are reviewed for indicators of impairment each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

Results of Operations

Our results for the quarter ended April 2, 2005 were driven primarily by worldwide home video revenue, continuing foreign theatrical revenue, merchandising, and ancillary royalties from The Incredibles, as well as continued worldwide home video revenue and merchandising from Finding Nemo and our library titles.

Revenue

Total revenue, which consists of film revenue and software revenue, was $161.2 million for the quarter ended April 2, 2005 compared to $53.8 million in the corresponding prior year period. The period-over-period increase was largely due to the timing and success of the worldwide home video performance and continued foreign theatrical revenues of The Incredibles in the first quarter of fiscal year 2005.

Film revenue for the quarter ended April 2, 2005 was $157.9 million compared with $51.1 million in the corresponding prior year period. The increase in revenues for the current quarter as compared to the corresponding prior year quarter was due primarily to worldwide home video revenue, foreign theatrical revenue, derivative products, merchandise licensing, and ancillary royalties from The Incredibles of $127.5 million. Additionally, Finding Nemo contributed $14.4 million to film revenue, primarily from worldwide home video, derivative products, foreign television licensing, merchandise licensing and ancillary royalties, and our library titles contributed $14.8 million to film revenue, which consisted of worldwide home video and foreign television licensing, merchandise licensing revenue, and ancillary royalties. Animation services also contributed a total of $1.2 million to film revenue.

Film revenue for the quarter ended April 3, 2004 consisted of $40.2 million from Finding Nemo related primarily to worldwide home video revenue, worldwide theatrical revenues, merchandise licensing, and ancillary royalties. Also included in our film revenues for the first quarter ended April 3, 2004 was $10.8 million from our library titles, which consisted of merchandise sales, worldwide home video sales and ancillary royalties and animation services revenue of $0.1 million.

Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we receive associated royalty revenue on a quarterly basis. Software revenue for the quarter ended April 2, 2005 was $3.3 million compared to $2.7 million in the corresponding prior year period, resulting from increases in RenderMan® software licensing sales during the period. Although this increase demonstrates the continuing demand for our software revenue, our primary focus is on content creation for animated feature films and related products, and as a result, we continue to expect ongoing variability in revenues derived from software product. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the term of the agreement, which is generally twelve months.

For the quarter ended April 2, 2005, Disney accounted for 96% of our total revenue compared to 92% for the corresponding prior year period. The revenue from Disney consisted primarily of film related revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2005 and for the near future.

Cost of Revenue

Cost of revenue was $27.5 million for the quarter ended April 2, 2005 compared to $5.9 million in the corresponding prior year period and represents primarily amortization of capitalized film costs. Cost of revenue as a percentage of total revenue for the first quarter ended April 2, 2005 was 17% compared to 11% for the corresponding prior year period fiscal. Our cost of revenue as a percentage of revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast-computation method. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs have been fully amortized. The increase in cost of film revenue as a percentage of total revenue for the quarter ended April 2, 2005 compared to the prior year period is attributable to a higher proportion of revenues resulting from The Incredibles, which had a higher amortization percentage than Finding Nemo in the corresponding prior year period. The increase in cost of revenue is partially offset by the decline in the cost amortization percentages from Finding Nemo and our library titles in the current quarter relative to the corresponding prior year period due to increases in their ultimate revenues.

Operating Expenses

Total operating expenses were $8.0 million for the quarter ended April 2, 2005 compared to $6.8 million in the corresponding prior year period. The increase in operating expenses over the prior year period was primarily due to the ongoing growth of the studio as well as our increased proportion of operating expenses previously borne by Disney. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions of the Pictures. The funding received from Disney is treated as operating expense reimbursements. Since February 2003 when we approved our first feature film to be produced outside of the existing relationship with Disney, we have begun to expense as incurred, certain costs that were previously reimbursed by Disney. To the extent that personnel, facilities and other expenditures are neither capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary Marionette™ and Ringmaster™ animation and production management software and for creative development for future films. Research and development expenses decreased to $2.8 million for the quarter ended April 2, 2005 from $3.4 million for the corresponding prior year period due to a decrease in employee related costs resulting from a shift in employee resources from development to film production, offset by a larger share of operating expenses previously shared with Disney and an increase in expenses related to short film projects. We expect research and development expenses to increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software sales. Sales and marketing expenses increased to $0.8 million for the quarter ended April 2, 2005 from $0.4 million for the corresponding prior year period primarily due to higher employee related costs in the current quarter. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations and corporate marketing.

General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $4.4 million for the quarter ended April 2, 2005 from $3.1 million in the corresponding prior year period. The increase was due primarily to increased professional services fees, employee related costs, and an increased proportion of operating expenses previously shared with Disney. General and administrative expenses may continue to increase in future periods.

Interest Income and Other

Interest income and other was $4.8 million and $2.9 million for the quarters ended April 2, 2005 and April 3, 2004, respectively and consists primarily of interest income on investments. For the quarter ended April 2, 2005, our interest income and other increased over the corresponding prior year period primarily due to higher average cash, cash equivalent, and investment balances earning interest at higher rates.

Income Tax Expense

The income tax rate for the quarter ended April 2, 2005 was 37.3% compared to 39.2% in the same period of the prior year. This decrease in rate from the prior year is partly due to a tax deduction related to income attributable to domestic production activities that did not become available until the current quarter. Additionally, in the first quarter of 2005 we recognized a federal tax benefit associated with certain income outside the U.S. that was not factored into the tax rate in the corresponding prior year period, because the availability of this tax benefit was uncertain due to pending legislations.

Capitalized Film Production Costs

We had $132.4 million in capitalized film production costs as of April 2, 2005, consisting primarily of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. Capitalized film production costs also include costs related to our first Pixar-only financed film and films in development. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

Cash, cash equivalents and investments increased to $876.1 million by the end of the first quarter of fiscal year 2005, an increase of $21.3 million since January 1, 2005. Net cash provided by operating activities of $8.2 million was primarily attributable to net income of $81.9 million, adjusted for the tax benefit from stock option exercises of $12.6 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs of $29.3 million, an increase in income taxes payable of $38.9 million, and a decrease in our net trade accounts receivable of $2.2 million partially offset by an increase in our net receivable from Disney of $111.4 million, an increase in capitalized film production costs of $18.9 million, a decrease in other accrued liabilities of $10.4 million, an increase in deferred taxes of $9.9 million, a decrease in accounts payable of $3.8 million, and an increase in other receivables of $1.6 million. Net cash provided by investing activities of $7.5 million primarily consisted of the proceeds from the sale of investments of $135.0 million, offset by purchases of investments of $125.9 million and purchases of property and equipment of $1.8 million. Net cash provided by financing activities consisted entirely of proceeds of $17.1 million from exercised stock options.

Net cash provided by operating activities for the quarter ended April 3, 2004 of $1.7 million was primarily attributable to net income of $26.7 million, adjusted for the tax benefit from stock option exercises of $11.0 million, the non-cash impact of depreciation and amortization expense and amortization of capitalized film production costs of $7.6 million, a decrease in trade and other receivables of $1.7 million, partially offset by a decrease in income taxes payable of $26.0 million, capitalized film production costs of $14.1 million, a decrease in unearned revenue of $2.2 million, a decrease in other accrued liabilities of $1.3 million, and an increase in prepaid expenses and other assets of $1.3 million. Net cash used in investing activities of $17.8 million primarily consisted of the purchases of investments of $331.5 million and property and equipment of $1.9 million, partially offset by net proceeds from sales of investments of $315.7 million. Net cash provided by financing activities consisted entirely of proceeds of $20.1 million from exercised stock options.

As of April 2, 2005, our principal source of liquidity was approximately $876.1 million in cash, cash equivalents and investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the last original animated feature films we have in production, Cars. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. Additionally, we have already approved for production our first film beyond the Co-Production Agreement and will finance those costs entirely. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

Film Production Costs. For the remainder of 2005, we expect to spend approximately $60 million to $65 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

Capital Expenditures. For the remainder of 2005, we expect to spend approximately $15 million to $18 million related to capital expenditures for our Emeryville headquarters and studio and other facility related projects.

We believe that our current available funds and forecasted cash from operations for the remainder of 2005 will be sufficient to satisfy our currently anticipated cash needs for working capital and capital expenditures, including the production costs of Cars, the remaining post-production costs for The Incredibles, as well as the production and development costs associated with films not covered under the Co-Production Agreement. There can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville facility and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

Contractual Obligations. At April 2, 2005, we had contractual commitments to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$1,087	$570	$459	$58	$—

Off-Balance Sheet Arrangements

As of April 2, 2005, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123—Revised 2004 (“SFAS 123R”), “Share-Based Payment.” The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. We intend to adopt SFA 123R for our fiscal year beginning January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of income. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are currently evaluating the requirements under SFAS 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted by us. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FASB Staff Position (“FSP”) EITF 03-1 which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will adopt the recognition and measurement guidance at the time of final issuance.

On December 16, 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our third quarter of fiscal 2005. We believe that the adoption of SFAS 153 will not have a material effect on our results of operations, financial position or cash flows.

Risk Factors

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

Our operating results are primarily dependent on the success of our feature films, and forecasting is extremely difficult.

For the remainder of fiscal year 2005, our revenue, operating results, and diluted earnings per share will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs for The Incredibles, Finding Nemo, and to a lesser extent, the titles in our film library, (2) the timing, accuracy, and sufficiency of information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility, (6) the terms of our next distribution agreement and (7) domestic and international socioeconomic and political events that are beyond our control.

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

For our business to be successful, our films must achieve box office success. While we have been successful in the release of all six of our feature films, this level of success is highly unusual in the motion picture industry, and our future releases may not achieve similar results. For the remainder of fiscal year 2005, we will be dependent primarily on the worldwide home video, television licensing and merchandising revenue of The Incredibles.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict their worldwide box office success prior to their release. While the popularity of the film is initially measured by box office success, the film’s success within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. We have experienced a very successful worldwide box office release and domestic home video release of The Incredibles. The foreign home video release of The Incredibles in selected international territories, such as the U.K., Spain, Italy, and Mexico among others, has also resulted in great success, and we will continue to expand foreign home video release in other countries in the remainder of fiscal year 2005. However, it is difficult to predict the ultimate revenues from the worldwide home video release, television licensing, merchandise licensing, and ancillary stream of The Incredibles. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

It is also difficult to forecast the amount of revenues from Finding Nemo and the titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of their life cycle tend to be relatively small, minor fluctuations can result in notable variances from our forecast. Both Toy Story and Toy Story 2 domestic home videos are currently subject to a domestic sales moratorium, which began on May 1, 2003. Internationally, these two titles were placed on moratorium at various dates beginning in the Spring of 2004. This strategy is designed to increase potential sales over the lifetime of a title, to prevent a declining sales price and to support a potentially higher sales price upon re-release. On May 2, 2005, we announced the U.S. re-release of Toy Story on DVD, scheduled for September 6, 2005, in celebration of the film’s 10th Anniversary. This will be the first time one of our titles is removed from a sales moratorium, and it is difficult to predict the actual effect of the sales moratorium strategy on home video sales and it may not generate the results we expect.

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

In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and amount of information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent revisions to the information that it has provided, which could have a significant impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us, and has in the past informed us, of additional distribution costs to those previously forecasted. Such revisions have impacted and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, we make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining our home video reserves, we review information which includes Disney’s current return reserves, the historical returns for our previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that is available. Disney has provided and may continue to provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, we have and may continue to record reserves more consistent with our historical experience. The estimate for return reserves, whether based on historical information or more current information from Disney, is inherently subjective and may differ significantly from actual results. Our original estimates on reserves may be revised in future periods as new and additional information becomes available.

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

With respect to capitalized film production costs, our policy is to amortize these costs over the expected revenue streams as we recognize revenues from the associated films. The amount of film costs that will be amortized each quarter depends on how much future revenue we expect to receive from each film. Unamortized film production costs are reviewed for indicators of impairment each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to net realizable value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film, we would be required to accelerate amortization of related film costs, resulting in lower gross margins. Such lower gross margins would adversely impact our business, operating results, and financial condition.

Forecasting our operating expenses is extremely difficult.

Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney, and we share such costs equally. We capitalize our share of direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs is incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2 or (2) charge it to operating expense in the period incurred. A substantial portion of our Overhead is related to the Pictures produced pursuant to the Co-Production Agreement, and is therefore reimbursed by Disney. Since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the first quarter of fiscal year 2005 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we continue production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or shared with Disney.

Film production budgets may increase, and film production spending may exceed such budgets.

Our future film budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing, or the development of new, proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. The budgets for Cars and subsequent films and related products are expected to be greater than the budgets for our previous films. Under the Co-Production Agreement, we will continue to finance any post-production costs for The Incredibles, as well as the budget for Cars, equally with Disney. Due to production exigencies, which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

Our fiscal year 2005 earnings are expected to include revenues attributable to non-film related sources including software revenue; however, there can be no assurance as to the timing and amount of such revenues.

Other items affecting forecasting.

Our fiscal year 2005 earnings are expected to include other income and expenses such as interest income and tax expense. Interest income is difficult to predict and can fluctuate depending on our cash, cash equivalents and investment balances as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. Our income tax rate for the first quarter of fiscal year 2005 was different from the U.S. statutory rate primarily due to state taxes, a federal tax benefit associated with certain income outside the U.S. and a tax deduction related to income attributable to domestic production activities. Our effective tax rate may fluctuate in future periods.

Changes in accounting regulations may also have a significant effect on our results of operations. For example, in December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—Revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such compensation expense in our statements of income. We intend to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures, previously permitted under SFAS 123 and adopted by Pixar, no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption to increase our cost of revenues and operating expenses, and the adoption of SFAS 123R could make our net income less predictable in any given reporting period, could change the way we compensate our employees, or may cause other changes in the way we conduct our business.

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

Our operating expenses fluctuate

We expect continuing increases to our operating expenses to fund greater levels of research and development, to meet the demands of multiple films in production and to expand operations. In addition, we expect our spending levels may increase significantly due to the following:

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

A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not reimburse) the increases in expenses, our operating expenses will increase in the remainder of fiscal year 2005. In addition, as we increase the resources allocated to our productions beyond our feature film Cars, which is the last film to be co-financed with Disney under the current Co-Production Agreement, we expect our operating expenses to increase significantly.

Our scheduled successive releases of feature films will continue to place a significant strain on our resources.

We have only produced and released six feature films to date and have limited experience with respect to producing more than one animated feature film at a time. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any future animated film will be released as scheduled or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards releasing one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Executive Vice President - Creative, he is also directing Cars, our next feature film. A lack of his availability may adversely impact the success and timing of our future films.

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

We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than the Pictures, until twelve months from our delivery of the fifth Picture under the Co-Production Agreement. However, since our April 2003 delivery of Finding Nemo, we have been free to enter into any agreement with any third party for the development, production or distribution of any feature length animated theatrical motion picture (other than the Pictures). In January 2004, we announced that we had ended our discussions with Disney regarding a new arrangement with them for films released beyond Cars. Since that time, we have had preliminary meetings with various major motion picture studios regarding a potential distribution agreement for the films we release after Cars, and we continue to explore our options with respect to a future distribution agreement.

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

Under the terms of the Co-Production Agreement, Disney may terminate the agreement under certain circumstances. For example, Disney is entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or Pixar merges or consolidates into such a competitor. Disney would not lose any of its rights to distribute and exploit all feature films and all characters and elements of our feature films and other products we develop under the Co-Production Agreement, except for feature films or related products then in development or production as to which Disney does not elect to proceed, as to which we would regain the rights subject to a lien in favor of Disney for the costs advanced to date. Further, in the event that Disney terminates the Co-Production Agreement, we would be required to seek alternative channels for distribution of our animated feature films and related products.

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

All of these factors can change and cannot be predicted with certainty. In addition, motion picture attendance is seasonal, with the greatest attendance typically occurring during the summer and holidays. The release of a film during a period of relatively low theater attendance is likely to affect the film’s box office receipts adversely. Under the terms of the Co-Production Agreement, Pixar is guaranteed theatrical release either during the summer or holiday period. In addition, due to the expected release of a large number of family films by Disney and other movie studios in the next several years, it is possible that further saturation of the family film market, particularly computer graphics imagery (“CGI”) animated films, may adversely impact the commercial success of our films, and therefore have a material adverse effect on our business, financial condition and results of operations.

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

Animated Feature Films.

Our animated feature films compete and will continue to compete with family-oriented, animated and live action feature films and other family-oriented entertainment products produced by major movie studios, including Disney (as somewhat limited by the Co-Production Agreement), DreamWorks Animation SKG, Inc. (“DreamWorks”), Warner Bros. Entertainment (“Warner Bros.”), Sony Pictures Entertainment, Fox Entertainment Group Inc. (“Fox”), Paramount Pictures, Lucasfilm Ltd., Universal Studios, Inc., MGM/UA, and Studio Ghibli as well as numerous other independent motion picture production companies.

In 2005, competition is expected to continue to intensify in the family-oriented, animated and live action feature film market. In addition, there appears to be increasing widespread acceptance for CGI-animated films. In 2004, there was a significant increase in the number of CGI-animated films released, a trend that is likely to carry through 2005 and beyond. Primarily CGI-animated feature films currently in production for major studios include A Day With Wilbur Robinson, American Dog, Bee Movie, Chicken Little, Flushed Away, Ice Age 2, Open Season, Over the Hedge, Rapunzel Unbraided, Shrek 3, Surf’s Up, The Barnyard, The Wild, and Wallace & Gromit: The Curse of the Were-Rabbit, among others. Some studios have also announced publicly that they intend to release multiple CGI films per year. In addition to box office and home video competition, other family-oriented films may continue to compete with Finding Nemo and The Incredibles, as well as our film library, with respect to related television, merchandise, and other future revenue sources.

Furthermore, due to the recent success of CGI-animated films, several movie studios have developed their own internal computer animation capability, which may be used for special effects in animated films and live action films. For example, DreamWorks has successfully produced and released Antz in 1998, Shrek in 2001, Shrek 2 and Shark Tale in 2004, and Madagascar will be released in May 2005. In addition, Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in March 2002 and Robots, which was released in March 2005; Warner Bros. released The Polar Express in November 2004; and Disney will distribute Valiant, a film co-produced with Vanguard, in the U.S. in August 2005. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements to commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products.

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

The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney and its affiliates from releasing animated films or live action family films within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, Spy Kids 3D: Game Over, and Freaky Friday, competed directly with Finding Nemo for domestic theatrical market share during summer 2003. The home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday have also competed with Finding Nemo in the worldwide home video market. The theatrical releases of Disney’s National Treasure and Miramax’s Finding Neverland on November 19, 2004 competed with the worldwide theatrical release of The Incredibles, and the home video release of these films competed with The Incredibles in the worldwide home video market. After Cars, Disney may begin to release its movies during our release windows. This could have an adverse impact on the commercial success required for us to profit from future films. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

Computer Graphics Special Effects Firms.

We also expect to compete with computer graphics special effects firms, including Industrial, Light & Magic (“ILM”), Rhythm & Hues/VIFX, Tippett Studios, WETA Digital, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode II: Attack of the Clones, and ILM has a royalty-free, paid-up license to use our RenderMan® software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films.

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

We are currently co-financing our remaining unreleased Picture, Cars, pursuant to the Co-Production Agreement. We are also solely financing beyond the Co-Production Agreement our first feature film as well as other projects in various stages of development. The future production costs of Cars, and subsequent films, and any future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. As of April 2, 2005, we had $876.1 million in cash, cash equivalents and investments. We believe that these funds, along with cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, production costs for Cars, as well as production and development costs for future films and development projects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

Our Chief Executive Officer and Chairman, Steve Jobs, beneficially owned approximately 51% of our outstanding Common Stock as of May 2, 2005. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

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

Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently have thirty-one patents in force in the United States and eighteen patents in force in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult and expensive. In addition, effective copyright, patent and trade secret protection may be unavailable or limited in certain foreign countries. We generally rely on “electronically delivered” software licenses that include an electronic acceptance by the purchaser, which may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable.

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

The market price of our Common Stock has been highly volatile in the past, and we expect such volatility to continue.

The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, speculation about the negotiation of terms or conditions of our next distribution arrangement, or socioeconomic, political or other factors. For example, during fiscal year 2004, our Common Stock closed as low as $31.21 and as high as $47.28 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Investment Portfolio. We invest in a variety of investment grade, interest-bearing securities, fixed income securities, including obligations of corporations and national governmental entities and their agencies. This diversification of risk is consistent with our policy to ensure safety of our principal and maintain liquidity. We only invest in securities with an effective maturity of 24 months or less. Our investments are primarily fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at April 2, 2005. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than 1 Year	Over 1 Year	Total
Available-for-sale securities	$441,764	$372,927	$814,691
Weighted-average interest rate	3.06%	3.04%	3.05%

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

Item 6. Exhibits

(a) Exhibits

Exhibit 3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2005).

Exhibit 10.1	2004 Equity Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXAR

By:	/s/ SIMON T. BAX
Simon T. Bax
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 12, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2005).

10.1	2004 Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.