Form 10-Q
period 2005-07-02
PIXAR \CA\
filed 2005-08-11
CIK 1002114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐.

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2005 was 118,586,311.

Pixar

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

PIXAR

BALANCE SHEETS

(Unaudited, in thousands, except share data)

	July 2, 2005	January 1, 2005
ASSETS
Cash and cash equivalents	$13,115	$28,661
Investments	888,313	826,123
Trade accounts receivable, net of allowance for doutbtful accounts of $177 as of July 2, 2005 and January 1, 2005	2,546	5,581
Receivable from Disney, net of reserve for returns and allowance for doubtful accounts of $7,572 and $3,479 as of July 2, 2005 and January 1, 2005, respectively	140,531	68,074
Other receivables	6,612	8,307
Prepaid expenses and other assets	3,283	2,227
Deferred income taxes	75,061	70,424
Property and equipment, net	125,863	125,602
Capitalized film production costs, net	147,148	140,038

Total assets	$1,402,472	$1,275,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,700	$5,392
Income taxes payable	13,566	14,077
Other accrued liabilities	16,717	26,971
Unearned revenue	10,732	8,502

Total liabilities	42,715	54,942

Commitments and contingencies

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; no par value; 200,000,000 shares authorized; 118,568,761 and 116,852,504 shares issued and outstanding as of July 2, 2005 and January 1, 2005, respectively	732,995	687,387
Accumulated other comprehensive loss	(2,746)	(2,211)
Retained earnings	629,508	534,919

Total shareholders’ equity	1,359,757	1,220,095

Total liabilities and shareholders’ equity	$1,402,472	$1,275,037

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Quarter Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue:
Film	$23,446	$63,713	$181,358	$114,805
Software	2,991	2,576	6,323	5,308

Total revenue	26,437	66,289	187,681	120,113

Cost of revenue	4,274	6,437	31,731	12,341

Gross profit	22,163	59,852	155,950	107,772

Operating expenses:
Research and development	3,105	4,154	5,929	7,552
Sales and marketing	752	635	1,514	1,007
General and administrative	3,920	3,017	8,295	6,093

Total operating expenses	7,777	7,806	15,738	14,652

Income from operations	14,386	52,046	140,212	93,120
Interest income and other	5,783	2,489	10,559	5,385

Income before income taxes	20,169	54,535	150,771	98,505
Income tax expense	7,467	17,150	56,182	34,378

Net income	$12,702	$37,385	$94,589	$64,127

Basic net income per share	$0.11	$0.33	$0.80	$0.57

Shares used in computing basic net income per share	118,338	112,574	117,833	112,078

Diluted net income per share	$0.10	$0.32	$0.77	$0.55

Shares used in computing diluted net income per share	123,537	117,974	123,023	117,594

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Net income	$94,589	$64,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,904	3,572
Capitalized film production costs	(37,759)	(27,323)
Amortization of capitalized film production costs	30,960	12,157
Provision for return reserves and allowance for doubtful accounts, net	7,425	45,463
Income from warrant received in connection with license agreement	(843)	—
Warrants adjustment to fair value	(135)	—
Loss on dispositions of property and equipment	64	—
Loss (gain) on sales of investments	343	(656)
Tax benefit from stock option exercises	18,787	16,258
Deferred income taxes	(4,246)	—
Changes in operating assets and liabilities:
Trade accounts receivable	3,035	334
Receivable from Disney	(79,882)	138,212
Other receivables	1,695	(2,886)
Prepaid expenses and other assets	345	(318)
Accounts payable	(3,692)	(671)
Other accrued liabilities	(10,254)	272
Income taxes payable	(511)	(34,028)
Unearned revenue	1,807	(1,351)

Net cash provided by operating activities	26,632	213,162

Cash flows from investing activities:
Purchases of property and equipment	(5,702)	(5,573)
Proceeds from sales of property and equipment	162	—
Proceeds from sales of investments	431,215	343,395
Purchases of investments	(494,674)	(591,099)

Net cash used in investing activities	(68,999)	(253,277)

Cash flows from financing activities:
Proceeds from exercised stock options	26,821	27,621

Net cash provided by financing activities	26,821	27,621

Net decrease in cash and cash equivalents	(15,546)	(12,494)
Cash and cash equivalents at beginning of period	28,661	48,320

Cash and cash equivalents at end of period	$13,115	$35,826

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$41,281	$53,735

Supplemental disclosure of non-cash investing and financing activities:
Warrant received in connection with license agreement	$1,266	$—

Loss on equipment disposals capitalized as film production costs	$(311)	$—

Unrealized loss on investments, net of tax benefits	$(535)	$(1,579)

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

On March 23, 2005, Pixar announced that its Board of Directors had approved a two-for-one stock split of the Company’s common stock and a proportional increase in the number of Pixar common shares authorized from 100 million to 200 million. Shareholders of record at the close of trading on April 4, 2005, were entitled to receive one additional share of Pixar common stock for every outstanding share held on such date. The additional shares were distributed on April 18, 2005, and reporting of the Company’s share price on a split-adjusted basis commenced on April 19, 2005. All issued and outstanding share and per share amounts and stock prices related to Pixar’s common stock in the accompanying unaudited financial statements and notes thereto have been restated to reflect the stock split for all periods presented.

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

The results of operations for the quarter and six months ended July 2, 2005, are not necessarily indicative of the results expected for the current year or any other period.

Certain amounts reported in previous periods have been reclassified to conform to the 2005 financial statement presentation.

(2) Fiscal Year

Pixar operates on a 52 or 53-week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2005 will end on December 31, 2005, and will consist of 52 weeks.

(3) Stock Option Accounting

The Company has elected to continue using the intrinsic-value method of accounting for stock-based compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Issued to Employees,” and related interpretations. The Company has adopted those provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended, which requires disclosure of the pro forma effects on net income and net income per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant of options awarded.

The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income:
As reported	$12,702	$37,385	$94,589	$64,127
Fair value-based compensation cost, net of taxes	(4,405)	(4,472)	(13,975)	(8,981)

Pro forma net income	$8,297	$32,913	$80,614	$55,146

Basic net income per share:
As reported	$0.11	$0.33	$0.80	$0.57
Pro forma	$0.07	$0.29	$0.68	$0.49

Diluted net income per share:
As reported	$0.10	$0.32	$0.77	$0.55
Pro forma	$0.07	$0.29	$0.66	$0.48

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value-based method since the beginning of 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $17.75 and $17.45 for the quarter and six months ended July 2, 2005, respectively, and $13.53 and $13.46 for the quarter and six months ended July 3, 2004, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 35% for the quarter and six months ended July 2, 2005, respectively, and 39% for the corresponding prior year periods; risk-free interest rates of 3.90% and 3.96% for the quarter and six months ended July 2, 2005, respectively, and 3.77% and 3.59%, respectively, for the corresponding prior year periods; and weighted-average expected lives for all periods of 5.0 years.

(4) Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options. Of the outstanding options to purchase shares of common stock, for the quarter and six months ended July 2, 2005, options to purchase approximately 26,000 shares and 50,000 shares, respectively, of common stock were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase approximately 1,012,000 and 1,040,000 shares, respectively, of common stock were excluded for the quarter and six month periods ended July 3, 2004.

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Quarter Ended
	July 2, 2005			July 3, 2004
	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share
Basic net income per share	$12,702	118,338	$0.11	$37,385	112,574	$0.33
Effect of dilutive shares:
Options	—	5,199		—	5,400

Diluted net income per share	$12,702	123,537	$0.10	$37,385	117,974	$0.32

	Six Months Ended
	July 2, 2005			July 3, 2004
	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share
Basic net income per share	$94,589	117,833	$0.80	$64,127	112,078	$0.57
Effect of dilutive shares:
Options	—	5,190		—	5,516

Diluted net income per share	$94,589	123,023	$0.77	$64,127	117,594	$0.55

(5) Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of other comprehensive income (loss) currently consist of unrealized holding gains (losses) on the Company’s investments. The following table sets forth the components of comprehensive income, net of tax (in thousands):

	Quarter Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$12,702	$37,385	$94,589	$64,127
Unrealized holding gains (losses) on investments, net of tax	767	(1,203)	(535)	(1,579)

Comprehensive income	$13,469	$36,182	$94,054	$62,548

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

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Components of Capitalized Film Production Costs

The components of capitalized film production costs are as follows:

	July 2, 2005	January 1, 2005
	(in thousands)
In release, (net of amortization)	$23,565	$53,881
In production	117,875	81,741
In development	5,708	4,416

Capitalized film production costs, net	$147,148	$140,038

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis. Film production costs include costs to develop and produce the Pictures, which primarily consist of salaries, equipment and overhead. Additionally, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses are paid half by Pixar and half by Disney. Pursuant to the terms of the Co-Production Agreement, the parties established a mutually acceptable funding mechanism to ensure that sums would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of films under the Feature Film Agreement and the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

The table below sets forth the amounts reimbursed by Disney:

	Six Months Ended
	July 2, 2005	July 3, 2004
	(in thousands)
Production related	$14,518	$18,687

Research and development	1,184	3,834
General and administrative	1,618	1,795

Expense related	2,802	5,629

Total reimbursements by Disney	$17,320	$24,316

For films in release, the Company expects to amortize, based on current estimates, approximately $15 million to $19 million in capitalized film production costs over the succeeding twelve-month period. The Company has amortized more than 80% of each released film’s original production costs as of July 2, 2005, with the exception of The Incredibles. The Company projects The Incredibles to be approximately 80% amortized by the end of fiscal year 2005.

At July 2, 2005 and January 1, 2005, net receivables from Disney aggregated $140.5 million and $68.1 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of production expenditures for all films under the Co-Production Agreement and amounts due for miscellaneous reimbursements.

(7) Significant Customer and Segment Reporting

Significant Customer

For the quarter and six months ended July 2, 2005, Disney represented 81% and 94% of total revenue, respectively, compared to 93% and 92%, respectively, for the corresponding prior year periods. As of July 2, 2005 and January 1, 2005, Disney represented 94% and 83% of total accounts receivable, respectively.

Segment Reporting

The chief operating decision-maker is the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a summary basis accompanied by disaggregated information about film revenue for purposes of making operating decisions and assessing financial performance. The summary financial information reviewed by the CEO is identical to the information presented in the accompanying statements of income, and the Company has no foreign operations. Therefore, the Company operates in a single operating segment.

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s revenue segment information by film is as follows (in thousands):

	Quarter Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
The Incredibles (1)	$2,184	$—	$129,723	$—
Finding Nemo	7,657	49,412	22,052	89,595
Library titles (2)	13,457	14,169	28,279	24,944
Animation services	148	132	1,304	266

	$23,446	$63,713	$181,358	$114,805

(1)	During the quarter ended July 2, 2005, The Incredibles generated net revenues of $2.2 million, which consisted of revenues of $16.3 million reduced by an adjustment of $14.1 million resulting from updated information provided by Disney reflecting higher home video returns than had originally been anticipated.
(2)	Library titles include Monsters, Inc., Toy Story 2, A Bug’s Life and Toy Story. For the quarter and six months ended July 3, 2004, Monsters, Inc. revenues of $4.2 million and $6.7 million, respectively, have been reclassified to “Library titles” to conform to the current year presentation. During the quarter and six months ended July 2, 2005, the Company increased its net revenues relating to Toy Story by approximately $4.1 million, which primarily reflected a reduction in television expenses based on recent information obtained from Disney.

(8) Valuation and Qualifying Accounts and Reserves

A summary of the valuation and qualifying accounts and reserves included in the balance sheets are as follows (in thousands):

Classification	Balance at Beginning of Period	Changes to Reserves Impacting Operations	Reductions to Reserves (Actual Returns and Bad Debt Write-offs)	Balance at End of Period
Six months ended July 2, 2005
Reserve for returns, Disney	$2,473	$8,349	$(3,332)	$7,490
Allowance for doubtful accounts, Disney	1,006	(924)	—	82
Allowance for doubtful accounts, trade	177	—	—	177

Fiscal year ended January 1, 2005
Reserve for returns, Disney	27,753	12,271	(37,551)	2,473
Allowance for doubtful accounts, Disney	2,167	(1,161)	—	1,006
Allowance for doubtful accounts, trade	186	—	(9)	177

Reserve for Returns, Disney

The Company recognizes revenue from its films under the Co-Production Agreement and Feature Film Agreements net of distribution fees, actual returns, estimated reserve for returns, and marketing and distribution expenses in accordance with FASB Concepts Statement No. 6 and EITF 99-19. The Company makes adjustments to home video revenues for estimates on return reserves (as a percentage of sales) that may differ from those reported by Disney. To the extent that the Company’s reserve for returns percentage differs from that reported by Disney, such differences are recorded as a reserve against the receivable from Disney. These reserves are reflected above and amounted to $7.5 million and $2.5 million at July 2, 2005 and January 1, 2005, respectively. Furthermore, these reserves can change for a variety of reasons:

•

Changes to reserves that increase the dollar amount of return reserves (with a corresponding decrease in film revenue) occur when (a) the Company establishes and maintains a return reserve percentage that is

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

•	Changes to reserves that decrease return reserves (with a corresponding increase in film revenue) occur when the Company is carrying a higher reserve percentage than Disney and the Company reduces its return reserve percentage. This results in a reduction of the reserve and an increase in revenue in the period that the Company reduces the percentage.

•	Reductions to return reserve balances occur when the Company establishes a higher return reserve percentage than Disney and Disney subsequently increases its return reserve percentage to reflect actual return experience. As revenues are incurred and Disney increases its return reserve percentage, the return reserves are reduced.

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

During the six months ended July 2, 2005, the Company increased its return reserves by approximately $8.3 million for differences in reserve percentage estimates with Disney for The Incredibles and Finding Nemo’s home video revenues. During the second quarter of the current year, Disney increased its international home video return reserves for The Incredibles, which reduced the Company’s difference in reserves from Disney by approximately $3.3 million.

During fiscal year 2004, the Company increased its return reserves by approximately $46.2 million primarily for differences in reserve percentage estimates with Disney for Finding Nemo’s home video revenues, as well as some increases to Monsters, Inc. home video reserves. The Company’s reserves were reduced during the year due to subsequent revisions to its estimates for both Finding Nemo and Monsters, Inc. These revisions reduced the Company’s reserves by $33.9 million, of which approximately $8.1 million and $15.6 million increased the Company’s revenues for reversals of reserves which were established in prior years for Monsters, Inc. international home video reserves and Finding Nemo domestic home video reserves, respectively. During 2004, Disney increased its return reserves primarily for Finding Nemo’s international home video revenues, which resulted in a reduction of approximately $37.6 million in the Company’s reserves.

Further, the Company may not always maintain differences in reserves from those reported by Disney. In such instances when the Company relies on Disney’s estimates, it is possible that Disney may make subsequent revisions to those estimates which could result in a change to the Company’s estimate of revenue for a given period. Such reserves and related changes as reported by Disney are not reflected in the above table. For example, during the second quarter of 2005, Pixar reduced its worldwide home video revenue from The Incredibles after receiving updated information from Disney which reflected higher home video returns than had originally been anticipated. This adjustment reduced Pixar’s home video revenue by $14.1 million in the second quarter of 2005 for revenues that had been recorded in the previous quarter.

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts, Disney

The Company maintains reserves against potential uncollectible receivables from theatrical exhibitors. Estimates are established based on a review of the industry, discussions with Disney, and historical experience. To date the Company has not experienced significant losses, and therefore it has not had significant reserves for uncollectible receivables.

Allowance for Doubtful Accounts, Trade

The Company maintains an allowance for doubtful accounts for the estimated losses on trade receivables. Pixar assesses collectability of the receivable by determining whether the creditworthiness of the customer has deteriorated and could result in an inability to collect payment. To date the Company has not experienced significant losses, and therefore it has not had a significant allowance against trade receivables.

(9) New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 Revised 2004 (“SFAS 123R”), “Share-Based Payment.” The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company intends to adopt SFAS 123R for its fiscal year beginning January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of income. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on the Company’s financial statements. For example, SFAS 123 permits the Company to recognize forfeitures as they occur while SFAS 123R will require the Company to estimate future forfeitures and adjust its estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is currently evaluating the requirements under SFAS 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted by the Company. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006.

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

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

approved FASB Staff Position (“FSP”) EITF 03-1 which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will adopt the recognition and measurement guidance at the time of final issuance.

On December 16, 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our third quarter of fiscal year 2005. The Company believes that the adoption of SFAS 153 will not have a material effect on its results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006 and believes that the adoption of SFAS 154 will not have a material effect on its results of operations, financial position or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing the scheduled release dates of our feature films, our anticipated revenues and operating expenses, our expectations on DVD penetration and the resulting effect on our home video sales and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 23 through 38. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the section entitled “Risk Factors” on pages 23 through 38 below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 1, 2005, in addition to our interim financial statements and notes included elsewhere in this report.

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

In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. In May 2003, we released Finding Nemo, our fifth animated feature film, which counts as the third original Picture under the Co-Production Agreement. In November 2004, we released The Incredibles, our sixth animated feature film, which counts as the fourth original Picture under the Co-Production Agreement. We are currently in production on Cars, which is scheduled for theatrical release on June 9, 2006. Cars will be produced and distributed under the Co-Production Agreement and will count as the fifth and final film of the Pictures to be produced under the Co-Production Agreement. We are also in various stages of development and production on our slate of feature films outside of our current Disney relationship and have other projects in various stages of development.

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

Although we look forward to a more favorable distribution agreement for films released after Cars, we also understand that distributing our films through another studio may increase some of the risks we face in the motion picture industry. See “Risk Factors—We experience intense competition with respect to our animated feature films, animation products, and software” and “Risk Factors—We face various distribution risks with respect to our feature films.”

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis. Pursuant to the terms of the Co-Production Agreement the parties established a mutually acceptable funding mechanism to ensure that sums would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and the Pictures under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, we have netted the reimbursements against the related costs. These reimbursed costs through the end of July 2, 2005 are set forth in Note 6 of Notes to Financial Statements in Item 1 of this report.

Stock Split

On March 23, 2005, we announced that our Board of Directors had approved a two-for-one stock split of our common stock and a proportional increase in the number of authorized shares of our common stock from 100 million to 200 million. Shareholders of record at the close of trading on April 4, 2005 were entitled to receive one additional share of Pixar common stock for every outstanding share held on such date. The additional shares were distributed on April 18, 2005, and reporting of our share price on a post-split basis commenced on April 19, 2005. All issued and outstanding shares and per share amounts and stock prices related to Pixar’s common stock in this report have been restated to reflect the stock split for all periods presented.

Critical Accounting Policies

Revenue Recognition

We recognize film revenue from the distribution of our animated feature films and related products when earned and reasonably estimable in accordance with Statement of Position 00-2—“Accounting by Producers or Distributors of Films” (“SOP 00-2”). The following are the conditions that must be met in order to recognize revenue in accordance with SOP 00-2:

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

We have also made adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining our home video reserves for a particular title, we review information such as Disney’s current return reserves, the historical returns for our previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that are available. Disney has provided and may continue to provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, we have and may continue to record reserves more consistent with our historical experience. Our home video return reserves exceeded Disney’s estimates by $7.5 million and $2.5 million at July 2, 2005 and January 1, 2005, respectively. The estimate for return reserves, whether based on historical information or more current information from

Disney, is inherently subjective and may differ significantly from actual results. Our original estimates on reserves may be revised in future periods as new and additional information becomes available. See Note 8 of Notes to Financial Statements in Item 1 of this report for further discussion of reserves for returns.

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

Disney may also make subsequent adjustments to the information that it has provided, and these adjustments could have a significant impact on our operating results in later periods. As updated information becomes available from Disney, it may result in a change of estimation for revenue recognition. For example, during the second quarter of 2005, we recognized an adjustment that reduced our worldwide home video revenues from The Incredibles after we received updated information from Disney, which reflected higher home video returns than had been originally anticipated. This adjustment reduced our home video revenues by $14.1 million in the second quarter of 2005 for revenues that had been recorded in the previous quarter.

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

Software Revenue

Revenue for software licenses is recognized in compliance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions.” Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

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

Results of Operations

Our results for the quarter and six months ended July 2, 2005 were driven primarily by worldwide home video revenue, continuing international theatrical revenue, merchandising, and ancillary royalties from The Incredibles, as well as continued worldwide home video revenue and merchandising from Finding Nemo and our library titles.

Revenue

Total revenue, which consists of film revenue and software revenue, was $26.4 million and $187.7 million for the quarter and six months ended July 2, 2005, respectively, compared to $66.3 million and $120.1 million in the corresponding prior year periods. The significant drivers of revenues for the first half of 2005 were the continuing foreign theatrical release and the worldwide home video release of The Incredibles, which was initially released in theaters in the holiday season of 2004. The significant drivers of revenues for the first half of 2004 were the continuing worldwide home video release of Finding Nemo, which was initially released in theaters in the summer of 2003.

Film revenue for the quarter ended July 2, 2005 was $23.4 million compared with $63.7 million in the corresponding prior year period. In the current quarter, The Incredibles generated net revenues of $2.2 million, which consisted of revenues of $16.3 million reduced by an adjustment of $14.1 million resulting from updated information provided by Disney reflecting higher home video returns than had originally been anticipated. Finding Nemo generated revenues of $7.7 million and our library titles and animation services generated revenues of $13.5 million. The majority of these revenues resulted from home video sales, merchandise licensing, ancillary royalties, and television and other licensing related to our films. During the quarter, we also increased our net revenues relating to Toy Story by approximately $4.1 million, which primarily reflected a reduction in television expenses based on recent information obtained from Disney.

Film revenue for the quarter ended July 3, 2004 was primarily driven by the success of Finding Nemo in the worldwide home video and domestic pay television markets, as well as merchandising and ancillary royalties, which contributed $49.4 million in revenues. Additionally, we generated $14.2 million from the continuing success of our library titles.

Film revenue for the six months ended July 2, 2005 was $181.4 million compared to $114.8 million in the corresponding prior year period and consisted of $129.7 million from The Incredibles related primarily to worldwide home video revenue, international theatrical revenue, domestic pay-per-view television revenue, derivative products, merchandise licensing, and ancillary royalties. Finding Nemo contributed $22.1 million of film revenue during the six months ended July 2, 2005, primarily from worldwide home video sales as well as merchandise licensing and ancillary royalties. Our library titles contributed $28.3 million to film revenue for the six months ended July 2, 2005, which consisted primarily of television licensing, worldwide home video sales, merchandise licensing and ancillary royalties. During the six months ended July 2, 2005, we increased our net revenues relating to Toy Story by approximately $4.1 million, which primarily reflected a reduction in television expenses based on recent information obtained from Disney. Additionally, animation services contributed $1.3 million of revenue during the six months ended July 2, 2005.

Film revenue for the six months ended July 3, 2004 of $114.8 million consisted of $89.6 million from Finding Nemo, relating primarily to worldwide home video revenue, worldwide theatrical revenue, merchandise sales and ancillary royalties, and worldwide television licensing. Also included in film revenues for the six months ended July 3, 2004 was $24.9 million from our library titles, which consisted of worldwide home video and television revenue as well as merchandise and ancillary royalties.

Software revenue includes license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we receive associated royalty revenue on a quarterly basis. Software revenue for the quarter and six months ended July 2, 2005 was $3.0 million and $6.3 million, respectively, compared to $2.6 million and $5.3 million in the corresponding prior year periods. Although this increase demonstrates the continuing demand for our software revenue, our primary focus is on content creation for animated feature films and related products, and as a result, we continue to expect ongoing variability in revenues derived from our software product. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the term of the agreement, which is generally twelve months.

For the quarter and six months ended July 2, 2005, Disney accounted for 81% and 94%, respectively, of our total revenue compared to 93% and 92% for the corresponding prior year periods. The revenue from Disney consisted primarily of film related revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue in 2005 and for the near future.

Cost of Revenue

Cost of revenue for the quarter and six months ended July 2, 2005 was $4.3 million and $31.7 million, respectively, compared to $6.4 million and $12.3 million in the corresponding prior year periods. Cost of revenue represents primarily amortization of capitalized film costs. Cost of revenue as a percentage of total revenue for the quarter and six months ended July 2, 2005 was 16% and 17%, respectively, as compared to 10% for the corresponding prior year periods. Our cost of revenue as a percentage of revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast-computation method. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs have been fully amortized. The increase in cost of film revenue as a percentage of total revenue for the quarter and six months ended July 2, 2005 compared to the corresponding prior periods is attributable to a higher cost of sales percentage for The Incredibles as compared to Finding Nemo. The increase in cost of revenue is partially offset by the decline in the cost amortization percentages from Finding Nemo in the first half of 2005 relative to the corresponding prior year period due to increases in ultimate revenues for the title.

Operating Expenses

Total operating expenses were $7.8 million and $15.7 million, respectively, for the quarter and six months ended July 2, 2005 compared to $7.8 million and $14.7 million in the corresponding prior year periods. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions of the Pictures. The funding received from Disney is treated as operating expense reimbursements. Since February 2003 when we approved our first feature film to be produced outside of the existing relationship with Disney, we have begun to expense as incurred, certain costs that were previously reimbursed by Disney. To the extent that personnel, facilities and other expenditures are neither capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary Marionette™ and Ringmaster™ animation and production management software and for creative development for future films and our short film projects. Research and development expenses decreased to $3.1 million and $5.9 million, respectively, for the quarter and six months ended July 2, 2005 from $4.2 million and $7.6 million for the corresponding prior year periods due to a decrease in employee related costs resulting from a shift in employee resources from research and development to film production, offset by a larger share of operating expenses previously shared with Disney and an increase in expenses related to short film projects. We believe that research and development expenses may increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software sales. Sales and marketing expenses increased to $0.8 million and $1.5 million, respectively, for the quarter and six months ended July 2, 2005, from $0.6 million and $1.0 million in the corresponding prior year periods primarily due to increased marketing and publicity initiatives and higher employee related costs. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations, corporate marketing, and consumer products.

General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $3.9 million and $8.3 million, respectively, for the quarter and six months ended July 2, 2005 from $3.0 million and $6.1 million in the corresponding prior year periods primarily due to increased professional services fees, employee related costs, and an increased proportion of operating expenses previously shared with Disney. General and administrative expenses may continue to increase in future periods.

Interest Income and Other

Interest income and other was $5.8 million and $10.6 million, respectively, for the quarter and six months ended July 2, 2005, compared to $2.5 million and $5.4 million in the corresponding prior year periods and consists primarily of interest income on investments. For the quarter and six months ended July 2, 2005, our interest income and other increased over the corresponding prior year period primarily due to higher average cash, cash equivalent, and investment balances earning interest at higher rates.

Income Tax Expense

The income tax rate for the quarter and six months ended July 2, 2005 was 37.0% and 37.3%, respectively, compared to 31.4% and 34.9% in each of the corresponding prior year periods. The lower rate in the corresponding prior periods is primarily attributable to the recognition of a federal tax benefit associated with certain income earned outside the U.S. for fiscal years 2000 through 2003, which was recorded in the second quarter of 2004 since the identification, analysis and conclusions with respect to this benefit were conducted during that period. Our current tax rate is lower than the statutory rate due to a number of factors including a federal tax benefit associated with certain income outside the U.S and a tax deduction related to income attributable to domestic production activities, which became available in the current year.

Capitalized Film Production Costs

We had $147.1 million in capitalized film production costs as of July 2, 2005, consisting primarily of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. Capitalized film production costs also include costs related to our Pixar-only financed films currently in various stages of production and development. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

	Six Months Ended
	July 2, 2005	July 3, 2004
	(in thousands)
Net cash provided by operating activities	$26,632	$213,162
Net cash used in investing activities	(68,999)	(253,277)
Net cash provided by financing activities	26,821	27,621

Net decrease in cash and cash equivalents	$(15,546)	$(12,494)

During the first half of 2005, we generated $26.6 million of cash from operating activities as compared to $213.2 million during the first half of 2004. The decrease in cash generated from operating activities during the first six months of 2005 resulted primarily from increased spending on production costs and differences in the timing of our receivables from Disney, partially offset by an overall increase in net income. The decrease in cash used in investing activities for the first half of 2005 compared to the same period in 2004 was mainly attributable to the timing of purchases and sales of investments, while cash provided by financing activities for the first half of 2005 and 2004, were both attributable to the proceeds received from the exercise of stock options by employees.

As of July 2, 2005, our principal source of liquidity was approximately $901.4 million in cash, cash equivalents and investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the last original animated feature films we have in production, Cars. In the future, we may co-finance other derivative works such as theatrical sequels, direct to home video sequels, interactive products and television productions. Additionally, we have already approved for production other films beyond the Co-Production Agreement and have other projects in various stages of development, which we will finance entirely on our own. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

Film Production Costs. For the remainder of 2005, we expect to spend approximately $36 million to $42 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

Capital Expenditures. For the remainder of 2005, we expect to spend approximately $8 million to $10 million related to capital expenditures for our Emeryville headquarters and studio and other facility related projects.

We believe that our current available funds and forecasted cash from operations for the remainder of 2005 will be sufficient to satisfy our currently anticipated operating needs for the next twelve months, including working capital, capital expenditures, the film production costs of Cars, as well as the production and development costs associated with films not covered under the Co-Production Agreement. There can be no assurance that current and forecasted cash from operations will be sufficient to fund future operations. To date, we have chosen to use our existing cash resources to fund both capital expenditures and film production costs. We may continue to use our cash resources for such expenditures, or may choose at any time to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

Contractual Obligations. At July 2, 2005, we had contractual commitments to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$1,291	$414	$623	$217	$37

Off-Balance Sheet Arrangements

As of July 2, 2005, we did not have any off-balance sheet arrangements.

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

On December 16, 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our third quarter of fiscal year 2005. We believe that the adoption of SFAS 153 will not have a material effect on our results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement beginning in fiscal year 2006 and believe that the adoption of SFAS 154 will not have a material effect on our results of operations, financial position or cash flows.

Risk Factors

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

Our operating results are primarily dependent on the success of our feature films, and forecasting is extremely difficult.

For the remainder of fiscal year 2005, our revenue, operating results, and diluted earnings per share will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs for The Incredibles, Finding Nemo, and the titles in our film library, (2) the timing, accuracy, and sufficiency of information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility, (6) the terms of our next distribution agreement and (7) domestic and international socioeconomic and political events that are beyond our control.

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

For our business to be successful, our films must achieve box office success. While we have been successful in the release of all six of our feature films, this level of success is highly unusual in the motion picture industry, and our future releases may not achieve similar results. For the remainder of fiscal year 2005, we will be dependent primarily on the television licensing and merchandising revenue of The Incredibles and Finding Nemo and the home video re-release of Toy Story and Toy Story 2, as well as the ongoing performance of our other library titles.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict their worldwide box office success prior to their release. While the popularity of the film is initially measured by box office success, the film’s success within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. We have experienced a very successful worldwide box office release and domestic home video release of The Incredibles, and the international home video release of The Incredibles has been expanded to all key international territories. However, it is difficult to predict the ultimate revenues from the worldwide home video release, television licensing, merchandise licensing, and ancillary stream of The Incredibles. While box office success is often a good indicator of general customer acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

It is also difficult to forecast the amount of revenues from Finding Nemo and the titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of their life cycle tend to be relatively small, minor fluctuations can result in notable variances from our forecast. Both Toy Story and Toy Story 2 domestic home videos are currently subject to a domestic sales moratorium, which began on May 1, 2003. Internationally, these two titles were placed on moratorium at various dates beginning in the Spring of 2004. This strategy is designed to increase potential sales over the lifetime of a title, to prevent a declining sales price and to support a potentially higher sales price upon re-release. We have announced the U.S. re-release of Toy Story on DVD, scheduled for September 6, 2005, in celebration of the film’s 10th Anniversary and the U.S. re-release of Toy Story 2 on DVD, scheduled for December 26, 2005. This will be the first time our titles are removed from a sales moratorium, and it is difficult to predict the actual effect of the sales moratorium strategy on home video sales and it may not generate the results we expect.

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

In addition, the amount of revenue recognized in any given quarter or quarters from all of our films depends on the timing, accuracy, and amount of information we receive from Disney to determine revenues and associated gross profits. Although we obtain from Disney the most current information available to recognize our share of revenue and to determine our film gross profit, Disney may make subsequent revisions to the information that it has provided, which could have a significant impact on us in later periods. For instance, towards the end of the life cycle for a revenue stream, Disney may inform us, and has in the past informed us, of additional distribution costs to those previously forecasted. Such revisions have impacted and may continue to impact our revenue share and our film gross profit. In addition, through information we obtain from other sources, we may make certain judgments and/or assumptions and adjust the information we receive from Disney. For example, we make adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining our home video reserves, we review information which includes Disney’s current return reserves, the historical returns for our previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that is available. Disney has provided and may continue to provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, we have and may continue to record reserves more consistent with our historical experience. The estimate for return reserves, whether based on historical information or more current information from Disney, is inherently subjective and may differ significantly from actual results. Our original estimates on reserves may be revised in future periods as new and additional information becomes available. For example, during the second quarter of 2005, we recognized an adjustment that reduced our worldwide home video revenues from The Incredibles after we received updated information from Disney, which reflected higher home video returns than had been originally anticipated. This adjustment reduced our home video revenues by $14.1 million in the second quarter of 2005 for revenues that had been recorded in the previous quarter.

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

Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney, and we share such costs equally. We capitalize our share of direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs is incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2 or (2) charge it to operating expense in the period incurred. A substantial portion of our Overhead is related to the Pictures produced pursuant to the Co-Production Agreement, and is therefore reimbursed by Disney. Since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the first half of fiscal year 2005 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we continue production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or shared with Disney.

Film production budgets may increase, and film production spending may exceed such budgets.

Our future film budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing, or the development of new, proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. The budgets for Cars and subsequent films and related products are expected to be greater than the budgets for our previous films. Under the Co-Production Agreement, we will continue to finance the budget for Cars equally with Disney. Due to production exigencies, which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

Our fiscal year 2005 earnings are expected to include revenues attributable to non-film related sources including software revenue; however, there can be no assurance as to the timing and amount of such revenues.

Other items affecting forecasting.

Our fiscal year 2005 earnings are expected to include other income and expenses such as interest income and tax expense. Interest income is difficult to predict and can fluctuate depending on our cash, cash equivalents and investment balances as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. Our income tax rate for the second quarter of fiscal year 2005 was different from the U.S. statutory rate primarily due to state taxes, a federal tax benefit associated with certain income outside the U.S. and a tax deduction related to income attributable to domestic production activities. Our effective tax rate may fluctuate in future periods.

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

Our operating results have fluctuated in the past, and we expect such fluctuations to continue.

Our revenues fluctuate significantly.

We continue to expect significant fluctuations in our future quarterly and annual revenues because of a variety of factors, including the following:

•	the timing of the domestic and international theatrical and home video releases of our animated feature films,

•	the success of our animated feature films,

•	the timing of the release of related products into their respective markets, such as home videos, television, and merchandising,

•	the demand for such related products, which is often a function of the success of the related animated feature film,

•	Disney’s costs to distribute and promote our feature films and related products under the Co-Production Agreement,

•	Disney’s success at marketing our feature films and related products under the Co-Production Agreement,

•	the timing and accuracy of information received from Disney and other sources on which we base estimates of revenue to be recognized from our animated feature films and related products,

•	the timing and amount of non-film related revenues, such as the licensing of our software,

•	the competitive environment,

•	the final terms of our next distribution arrangement, and

•	external socioeconomic and political events that are beyond our control.

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

We have only produced and released six feature films to date and have limited experience with respect to producing more than one animated feature film at a time. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any future animated film will be released as scheduled or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key ingredient in the successful completion of our prior films. As we move towards releasing one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Executive Vice President—Creative, he is also directing Cars, our next feature film. A lack of his availability may adversely impact the success and timing of our future films.

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

We also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce or distribute other feature length animated and computer animated theatrical motion pictures itself or enter into similar agreements with third parties. However, if Disney produces any derivative works without Pixar, we are entitled to receive passive royalties pursuant to the terms of the Co-Production Agreement. See “Risk Factors—We experience intense competition with respect to our animated feature films, animation products, and software.”

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

In 2005, competition is expected to continue to intensify in the family-oriented, animated and live action feature film market. In addition, there appears to be increasing widespread acceptance for CGI-animated films. In 2004, there was a significant increase in the number of CGI-animated films released, a trend that is likely to carry through 2005 and beyond. Primarily CGI-animated feature films currently in production for major studios include, A Day With Wilbur Robinson, American Dog, Bee Movie, Chicken Little, Flushed Away, Ice Age 2, Open Season, Over the Hedge, Rapunzel Unbraided, Shrek 3, The Barnyard, and The Wild, among others. Some studios have also announced publicly that they intend to release multiple CGI films per year. In addition to box office and home video competition, other family-oriented films may continue to compete with Finding Nemo and The Incredibles, as well as our film library, with respect to related television, merchandise, and other future revenue sources.

Furthermore, due to the recent success of CGI-animated films, several movie studios have developed their own internal computer animation capability, which may be used for special effects in animated films and live action films. For example, DreamWorks has successfully produced and released Antz in 1998, Shrek in 2001, Shrek 2 and Shark Tale in 2004, and Madagascar in May 2005. In addition, Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in March 2002 and Robots, which was released in March 2005; Warner Bros. released The Polar Express in November 2004; and Disney will distribute Valiant, a film co-produced with Vanguard, in the U.S. in August 2005. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements to commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products.

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

The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney and its affiliates from releasing animated films or live action family films within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, Spy Kids 3D: Game Over, and Freaky Friday, competed directly with Finding Nemo for domestic theatrical market share during summer 2003. The home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday have also competed with Finding Nemo in the worldwide home video market. The theatrical releases of Disney’s National Treasure and Miramax’s Finding Neverland on November 19, 2004 competed with the worldwide theatrical release of The Incredibles, and the home video release of these films competed with The Incredibles in the worldwide home video market. After Cars, Disney may begin to release its movies during our release windows. This could have an adverse impact on the commercial success required for us to profit from future films. Our contractual arrangement with Disney also presents other risks. See “Risk Factors—The Co-Production Agreement imposes several risks and restrictions on us.”

Computer Graphics Special Effects Firms.

We also expect to compete with computer graphics special effects firms, including Industrial, Light & Magic (“ILM”), Rhythm & Hues/VIFX, Tippett Studios, WETA Digital, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode III: Revenge of the Sith, and ILM has a royalty-free, paid-up license to use our RenderMan® software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films.

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

We are currently co-financing our remaining unreleased Picture, Cars, pursuant to the Co-Production Agreement and solely financing our feature films beyond the Co-Production Agreement. The future production costs of Cars, and subsequent films, and any future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. As of July 2, 2005, we had $901.4 million in cash, cash equivalents and investments. We believe that these funds, along with future cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, production costs for Cars, as well as production and development costs for future films and development projects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

Our Chief Executive Officer and Chairman, Steve Jobs, beneficially owned approximately 50.6% of our outstanding Common Stock as of August 1, 2005. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

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

Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently have thirty-two patents in force in the United States and eighteen patents in force in foreign countries. In addition, we have a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult and expensive. In addition, effective copyright, patent and trade secret protection may be unavailable or limited in certain foreign countries. We generally rely on “electronically delivered” software licenses that include an electronic acceptance by the purchaser, which may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable.

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

The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, speculation about the negotiation of terms or conditions of our next distribution arrangement, or socioeconomic, political or other factors. For example, since the beginning of fiscal year 2004, our Common Stock closed as low as $31.21 and as high as $53.97 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If brought against Pixar, such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

As described in “Risk Factors—Our operating results have fluctuated in the past, and we expect such fluctuations to continue,” we believe that period-to-period comparisons of our results of operations may not be necessarily meaningful. Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. In addition, it is possible that in some future period our operating results will be below the expectations of public market analysts and investors or the guidance we have provided. In such event, the price of our Common Stock may be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report is relatively new, some of our judgments will be in areas that may be open to interpretation. Therefore our management report may be uniquely difficult to prepare and our auditors, who are required to issue an audit report along with our management’s report, may not agree with management’s assessments. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls to future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Investment Portfolio. We invest in a variety of investment grade, interest-bearing, fixed income securities, including obligations of corporations, states and municipalities, and national governmental entities and their agencies. This diversification of risk is consistent with our policy to ensure safety of our principal and maintain liquidity. We only invest in securities with an effective maturity of 24 months or less. Our investments are primarily fixed rate obligations and carry a certain degree of interest rate risk. A rise in interest rates could adversely impact the fair market value of these securities.

All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at July 2, 2005. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than 1 Year	Over 1 Year	Total
Available-for-sale securities	$425,689	$462,624	$888,313
Weighted-average interest rate	2.90%	3.32%	3.12%

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

PART II—OTHER INFORMATION

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

Date: August 11, 2005

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