Form 10-Q
period 2005-10-01
PIXAR \CA\
filed 2005-11-10
CIK 1002114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2005 was 118,902,068.

Pixar

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PIXAR

BALANCE SHEETS

(Unaudited, in thousands, except share data)

	October 1, 2005	January 1, 2005
ASSETS
Cash and cash equivalents	$39,201	$28,661
Investments	1,004,463	826,123
Trade accounts receivable, net of allowance for doutbtful accounts of $177 as of October 1, 2005 and January 1, 2005	2,321	5,581
Receivable from Disney, net of reserve for returns and allowance for doubtful accounts of $5,301 and $3,538 as of October 1, 2005 and January 1, 2005, respectively	22,586	68,015
Other receivables	6,604	8,366
Prepaid expenses and other assets	2,955	2,227
Deferred income taxes	75,277	70,424
Property and equipment, net	126,293	125,602
Capitalized film production costs, net	163,762	140,038

Total assets	$1,443,462	$1,275,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,746	$5,392
Income taxes payable	26,197	14,077
Other accrued liabilities	14,811	26,971
Unearned revenue	13,223	8,502

Total liabilities	55,977	54,942

Commitments and contingencies

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; no par value; 200,000,000 shares authorized; 118,614,486 and 116,852,504 issued and outstanding as of October 1, 2005 and January 1, 2005, respectively	734,522	687,387
Accumulated other comprehensive loss	(3,953)	(2,211)
Retained earnings	656,916	534,919

Total shareholders’ equity	1,387,485	1,220,095

Total liabilities and shareholders’ equity	$1,443,462	$1,275,037

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenue
Film	$41,528	$40,416	$222,886	$155,221
Software	4,284	4,047	10,607	9,355

Total revenue	45,812	44,463	233,493	164,576

Cost of revenue	3,587	4,204	35,318	16,545

Gross profit	42,225	40,259	198,175	148,031

Operating expenses
Research and development	2,575	4,218	8,504	11,770
Sales and marketing	1,460	737	2,974	1,744
General and administrative	4,453	3,828	12,748	9,921

Total operating expenses	8,488	8,783	24,226	23,435

Income from operations	33,737	31,476	173,949	124,596

Interest income and other	7,395	3,088	17,954	8,473

Income before income taxes	41,132	34,564	191,903	133,069

Income tax expense	13,724	12,143	69,906	46,521

Net income	$27,408	$22,421	$121,997	$86,548

Basic net income per share	$0.23	$0.20	$1.03	$0.77

Shares used in computing basic net income per share	118,594	113,802	118,087	112,652

Diluted net income per share	$0.22	$0.19	$0.99	$0.73

Shares used in computing diluted net income per share	123,091	119,344	123,054	118,228

See accompanying notes to financial statements.

PIXAR

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Net income	$121,997	$86,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,825	5,387
Capitalized film production costs	(58,308)	(39,797)
Amortization of capitalized film production costs	34,584	15,935
Provision for return reserves and allowance for doubtful accounts, net	7,482	29,150
Income from warrant received in connection with license agreement	(843)	—
Warrants adjustment to fair value	(290)	—
Loss on dispositions of property and equipment	66	—
Loss (gain) on sales of investments	601	(435)
Tax benefit from stock option exercises	19,527	36,046
Deferred income taxes	(3,867)	—
Changes in operating assets and liabilities:
Trade accounts receivable	3,260	(676)
Receivable from Disney	37,947	176,800
Other receivables	1,762	(1,563)
Prepaid expenses and other assets	828	(15,590)
Accounts payable	(3,646)	(289)
Other accrued liabilities	(12,160)	1,577
Income taxes payable	12,120	(37,595)
Unearned revenue	4,298	11,369

Net cash provided by operating activities	173,183	266,867

Cash flows from investing activities:
Purchases of property and equipment	(8,744)	(11,363)
Proceeds from sales of property and equipment	162	—
Proceeds from sales of investments	604,322	479,594
Purchases of investments	(785,991)	(813,543)

Net cash used in investing activities	(190,251)	(345,312)

Cash flows from financing activities:
Proceeds from exercised stock options	27,608	57,670

Net cash provided by financing activities	27,608	57,670

Net increase (decrease) in cash and cash equivalents	10,540	(20,775)
Cash and cash equivalents at beginning of period	28,661	48,320

Cash and cash equivalents at end of period	$39,201	$27,545

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$41,281	$65,100

Supplemental disclosure of non-cash investing and financing activities:
Warrant received in connection with license agreement	$1,266	$—

Unrealized loss on investments, net of tax benefits	$(1,742)	$(1,423)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations, and cash flows of Pixar for the periods presented. These financial statements should be read in conjunction with the audited financial statements as of January 1, 2005, and for each of the years in the three-year period ended January 1, 2005, including notes thereto. These audited financial statements are included in Pixar’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2005.

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

The results of operations for the quarter and nine months ended October 1, 2005 are not necessarily indicative of the results expected for the current year or any other period.

Certain amounts reported in previous periods have been reclassified to conform to the 2005 financial statement presentation.

(2) Fiscal Year

Pixar operates on a 52 or 53-week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2005 will end on December 31, 2005, and will consist of 52 weeks.

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income:
As reported	$27,408	$22,421	$121,997	$86,548
Fair value-based compensation cost, net of taxes	(4,126)	(4,052)	(18,101)	(13,033)

Pro forma net income	$23,282	$18,369	$103,896	$73,515

Basic net income per share:
As reported	$0.23	$0.20	$1.03	$0.77
Pro forma	$0.20	$0.16	$0.88	$0.65

Diluted net income per share:
As reported	$0.22	$0.19	$0.99	$0.73
Pro forma	$0.19	$0.16	$0.86	$0.63

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value-based method since the beginning of 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $16.55 and $16.76 for the quarter and nine months ended October 1, 2005, respectively, and $14.08 and $13.56 for the quarter and nine months ended October 2, 2004, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 35% for both the quarter and nine months ended October 1, 2005, and 37% and 39%, respectively, for the corresponding prior year periods; risk-free interest rates of 3.83% and 3.86% for the quarter and nine months ended October 1, 2005, respectively, and 3.59% for both of the corresponding prior year periods; and weighted-average expected lives for all periods of 5.0 years.

(4) Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options. Of the outstanding options to purchase shares of common stock, for the quarter and nine months ended October 1, 2005, options to purchase approximately 1,851,000 and 84,000 shares, respectively, of common stock were not included in the computation of diluted net income per share because the options’ exercise price was greater than

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

the average market price of the common shares for such periods. Options to purchase approximately 80,000 and 88,000 shares, respectively, of common stock were excluded for the quarter and nine month periods ended October 2, 2004.

The reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Quarter Ended
	October 1, 2005			October 2, 2004
	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share
Basic net income per share	$27,408	118,594	$0.23	$22,421	113,802	$0.20
Effect of dilutive options	—	4,497		—	5,542

Diluted net income per share	$27,408	123,091	$0.22	$22,421	119,344	$0.19

	Nine Months Ended
	October 1, 2005			October 2, 2004
	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share
Basic net income per share	$121,997	118,087	$1.03	$86,548	112,652	$0.77
Effect of dilutive options	—	4,967		—	5,576

Diluted net income per share	$121,997	123,054	$0.99	$86,548	118,228	$0.73

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

	Quarter Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income	$27,408	$22,421	$121,997	$86,548
Unrealized holding (losses) gains on investments, net of tax	(1,207)	156	(1,742)	(1,423)

Comprehensive income	$26,201	$22,577	$120,255	$85,125

(6) Feature Film and Co-Production Agreements

Feature Film Agreement

In 1991, the Company entered into a feature film agreement with Walt Disney Pictures, a wholly owned subsidiary of Walt Disney Pictures and Television (together with its subsidiaries and affiliates collectively referred to herein as “Disney”), to develop and produce up to three computer-animated feature films (the

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Components of Capitalized Film Production Costs

The components of capitalized film production costs are as follows (in thousands):

	October 1, 2005	January 1, 2005
In release, net of amortization	$20,609	$53,881
In production	135,240	81,741
In development	7,913	4,416

Capitalized film production costs, net	$163,762	$140,038

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis. Film production costs include costs to develop and produce the Pictures, which primarily consist of salaries, equipment and overhead. Additionally, certain operating expenses benefiting the productions, such as certain research and development and certain general and administrative expenses are paid half by Pixar and half by Disney. Pursuant to the terms of the Co-Production Agreement, the parties established a mutually acceptable funding mechanism to ensure that amounts would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of films under the Feature Film Agreement and the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

The table below sets forth the amounts reimbursed by Disney (in thousands):

	Nine Months Ended
	October 1, 2005	October 2, 2004
Production related	$22,011	$26,921

Research and development	1,778	5,443
General and administrative	2,488	2,519

Expense related	4,266	7,962

Total reimbursements by Disney	$26,277	$34,883

For films in release, the Company expects to amortize, based on current estimates, approximately $18 million to $22 million in capitalized film production costs over the succeeding twelve-month period. The Company has amortized more than 80% of each released film’s original production costs as of October 1, 2005, with the exception of The Incredibles. The Company projects The Incredibles to be approximately 80% amortized by the end of fiscal year 2006.

At October 1, 2005 and January 1, 2005, net receivables from Disney aggregated $22.6 million and $68.0 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of production expenditures for all films under the Co-Production Agreement and amounts due for miscellaneous reimbursements.

(7) Significant Customer and Segment Reporting

Significant Customer

For the quarter and nine months ended October 1, 2005, Disney represented 92% and 94% of total revenue, respectively, compared to 90% and 92%, respectively, for the corresponding prior year periods. As of October 1, 2005 and January 1, 2005, Disney represented 72% and 83% of total accounts receivable, respectively.

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

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s revenue segment information by film is as follows (in thousands):

	Quarter Ended				Nine Months Ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004
The Incredibles	$11,802	(1)	$—		$141,526	(1)	$—
Finding Nemo	13,731	(1)	22,823	(2)	35,783	(1)	112,418	(2)
Library titles(3)	15,995	(1)	17,102	(4)	44,274	(1)(5)	42,046	(4)
Animation services	—		491		1,303		757

Total film revenue	$41,528		$40,416		$222,886		$155,221

(1)	During the quarter ended October 1, 2005, the Company’s revenues included $9.8 million of additional film revenues, primarily related to a reduction of international home video and television expenses across all of its titles. Such reductions were due to updated information received from Disney during the quarter, which resulted in a revision to net revenues.
(2)	During the quarter ended October 2, 2004, the Company reduced Finding Nemo’s foreign home video return reserves, which increased film revenues by $7.4 million. In addition, the Company received updated information from Disney during that quarter that supported a reduction in the ultimate expense projections for Finding Nemo. As a result, the Company revised its estimate of Finding Nemo’s domestic home video expense to reflect the lower ultimate home video expenses. This change resulted in an increase in film revenues of approximately $6.3 million for the quarter ended October 2, 2004.
(3)	Library titles include Monsters, Inc., Toy Story 2, A Bug’s Life and Toy Story. For the quarter and nine months ended October 2, 2004, Monsters, Inc. revenues of $12.1 million and $18.8 million, respectively, have been reclassified to “Library titles” to conform to the current year presentation.
(4)	During the quarter ended October 2, 2004, the Company reduced its foreign home video return reserves for Monsters, Inc., which increased film revenues by $9.5 million. In addition, the Company adjusted its expense estimates for merchandise, which increased net film revenues by $1.3 million for the quarter ended October 2, 2004.
(5)	During the nine months ended October 1, 2005, the Company increased its net revenues relating to Toy Story by approximately $4.1 million, which primarily reflected a reduction in television expenses based on updated information obtained from Disney.

(8) Valuation and Qualifying Accounts and Reserves

A summary of the valuation and qualifying accounts and reserves included in the balance sheets are as follows (in thousands):

Classification	Balance at Beginning of Period	Changes to Reserves Impacting Operations	Reductions to Reserves (Actual Returns and Bad Debt Write-offs)	Balance at End of Period
Nine months ended October 1, 2005
Reserve for returns, Disney	$2,473	$8,187	$(5,719)	$4,941
Allowance for doubtful accounts, Disney	1,065	(705)	—	360
Allowance for doubtful accounts, trade	177	—	—	177

Fiscal year ended January 1, 2005
Reserve for returns, Disney	$27,753	$12,271	$(37,551)	$2,473
Allowance for doubtful accounts, Disney	2,226	(1,161)	—	1,065
Allowance for doubtful accounts, trade	186	—	(9)	177

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Reserve for Returns, Disney

The Company recognizes revenue from its films under the Co-Production Agreement and Feature Film Agreements net of distribution fees, actual returns, estimated reserve for returns, and marketing and distribution expenses in accordance with FASB Concepts Statement No. 6 and EITF 99-19. The Company makes adjustments to home video revenues for estimates on return reserves (as a percentage of sales) that may differ from those reported by Disney. To the extent that the Company’s reserve for returns percentage differs from that reported by Disney, such differences are recorded as a reserve against the receivable from Disney. These reserves are reflected above and amounted to $4.9 million and $2.5 million at October 1, 2005 and January 1, 2005, respectively. Furthermore, these reserves can change for a variety of reasons:

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

During the nine months ended October 1, 2005, the Company increased its difference in reserves from Disney by approximately $8.2 million relating to The Incredibles and Finding Nemo’s home video revenues. During the second and third quarters of the current year, Disney increased its home video return reserves primarily for The Incredibles, which reduced the Company’s difference in reserves from Disney by approximately $5.7 million.

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

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Allowance for Doubtful Accounts, Disney

The Company maintains reserves primarily against potential uncollectible receivables from theatrical exhibitors. Estimates are established based on a review of the industry, discussions with Disney, and historical experience. To date the Company has not experienced significant losses, and therefore it has not had significant reserves for uncollectible receivables.

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

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its

PIXAR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company believes that the adoption of the FSP will not have a material effect on its results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of SFAS 153 will not have a material effect on its results of operations, financial position or cash flows.

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

In October 2005, the FASB issued FASB Staff Position 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires that the rental costs associated with ground or building operating leases that are incurred during the construction period be recognized as rental expense. The guidance is effective for the first reporting period beginning after December 15, 2005. The Company believes that the adoption of FSP 13-1 will not have a material effect on its results of operations, financial position or cash flows.

(10) Commitments and Contingencies

Shareholder Litigation. On October 21, 2005, a putative shareholder class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Mataraza v. Pixar, et al., Case No. C-05-4290 JSW. The complaint asserts a class period from January 18, 2005 to June 30, 2005. A similar complaint entitled Grabell v. Pixar, et al., Case No. C-05-4431-MJJ, was filed on November 1, 2005. Consistent with the usual procedures for cases of this kind, it is anticipated that these cases (and any other similar putative shareholder class action suits which might be filed against Pixar) may be consolidated into a single consolidated action. Management believes the lawsuits to be without merit and intends to vigorously defend against the lawsuits. As of October 1, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

Informal Inquiry by the SEC. The Company has received an informal inquiry from the SEC requesting information regarding the disclosure of its second quarter financial results. The Company is cooperating fully with the inquiry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements identify prospective information, particularly statements referencing the scheduled release dates of our feature films, our anticipated revenues and operating expenses, our expectations on DVD penetration and the resulting effect on our home video sales and our expectations regarding any future distribution agreement into which we may enter. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “targeted,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and assumptions made by management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 25 through 39. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the section entitled “Risk Factors” on pages 25 through 39 below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 1, 2005, in addition to our interim financial statements and notes included elsewhere in this report.

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

In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. In May 2003, we released Finding Nemo, our fifth animated feature film, which counts as the third original Picture under the Co-Production Agreement. In November 2004, we released The Incredibles, our sixth animated feature film, which counts as the fourth original Picture under the Co-Production Agreement. We are currently in production on Cars, which is scheduled for theatrical release on June 9, 2006. Cars is being produced and distributed under the Co-Production Agreement and will count as the fifth and final film of the Pictures to be produced under the Co-Production Agreement. Additionally, we are in various stages of development and production on our slate of feature films outside of our current Disney relationship.

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

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis. Pursuant to the terms of the Co-Production Agreement the parties established a mutually acceptable funding mechanism to ensure that amounts would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and the Pictures under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, we have netted the reimbursements against the related costs. These reimbursed costs for the nine months ended October 1, 2005 and October 2, 2004 are set forth in Note 6 of Notes to Financial Statements in Item 1 of this report.

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

We have also made adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining our home video reserves for a particular title, we review information such as Disney’s current return reserves, the historical returns for our previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that are available. Disney has provided and may continue to provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, we have and may continue to record reserves more consistent with our historical experience. For example, our home video return reserves exceeded Disney’s estimates by $4.9 million and $2.5 million at October 1, 2005 and January 1, 2005, respectively. The estimate for return reserves, whether based on historical information or more current information from Disney, is inherently subjective and may differ significantly from actual results. Our original estimates on reserves may be revised in future periods as new and additional information becomes available. See Note 8 of Notes to Financial Statements in Item 1 of this report for further discussion of reserves for returns.

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

Disney may also make subsequent adjustments to the information that it has provided, and these adjustments could have a significant impact on our operating results in later periods. As updated information becomes available from Disney, it may result in a change of estimation for revenue recognition. For example, during the quarter ended October 1, 2005, our revenues included $9.8 million of additional film revenues, primarily related to a reduction of international home video and television expenses across all of our titles. Such reductions were due to updated information received from Disney during the quarter, which resulted in a revision to our net revenues.

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

Once a film is released, capitalized film production costs will be amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method. The amount of film costs that will be amortized each quarter will depend on how much future revenue we expect to receive from each film. With respect to the Pictures, we make certain estimates and judgments of our future gross revenues to be received for each film based on information received from Disney and on our knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised, if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are reviewed for indicators of impairment each reporting period on a film-by-film basis. If estimated remaining gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

Results of Operations

Our results for the quarter and nine months ended October 1, 2005 included worldwide home video revenue, continuing international theatrical revenue, television licensing, merchandising, and ancillary royalties from The Incredibles, as well as continued worldwide home video revenue, television licensing, and merchandising from Finding Nemo and our library titles.

Revenue

Total revenue, which consists of film revenue and software revenue, was $45.8 million and $233.5 million for the quarter and nine months ended October 1, 2005, respectively, compared to $44.5 million and $164.6 million in the corresponding prior year periods. The significant contributors of revenues for the nine months ended October 1, 2005 included theatrical, home video, television, and merchandising revenue related to The Incredibles, which was released in theaters in the holiday season of 2004. Additionally, Finding Nemo and the ongoing performance of our library titles contributed to our results during the period. The significant contributors of revenues for the nine months ended October 2, 2004 included worldwide home video revenue, worldwide theatrical revenue, merchandise sales, ancillary royalties, and television licensing related to Finding Nemo as well as the ongoing performance of our library titles.

Film revenue for the quarter ended October 1, 2005 was $41.5 million compared with $40.4 million in the corresponding prior year period. In the current quarter, The Incredibles provided net revenues of $11.8 million, which consisted primarily of television and merchandising revenue. Finding Nemo contributed revenues of $13.7 million and our library titles generated revenues of $16 million. The majority of these revenues resulted from home video sales, television licensing, merchandise licensing, and other licensing related to our films. Included in these amounts are $9.8 million of additional film revenues, primarily related to a reduction of international home video and television expenses across all of our titles. Such reductions were due to updated information received from Disney during the quarter, which resulted in a revision to our net revenues.

Film revenue for the quarter ended October 2, 2004 included $22.8 million from Finding Nemo, which related primarily to worldwide home video revenue, merchandise sales and ancillary royalties. Finding Nemo’s foreign home video revenue included $7.4 million related to a decrease in our estimate on foreign home video return reserves due to updated information. In addition, we received updated information from Disney during the quarter that supported a reduction in the ultimate expense projections for Finding Nemo. As a result, we revised our estimate of Finding Nemo’s domestic home video expense to reflect the lower ultimate home video expenses. This change resulted in an increase in film revenues of approximately $6.3 million for the quarter. Also included in film revenues for the quarter ended October 2, 2004 was $17.1 million from our library titles related primarily to home video revenue, merchandise sales, television licensing and ancillary royalties. Film revenues from our library titles included $9.5 million resulting from a decrease in our estimate of foreign home video return reserves for Monsters, Inc. Given the amount of time since the release of Monsters, Inc. on foreign home video and the consistent trend in Disney’s return levels over a number of quarters, we determined that we would adjust our return levels to reflect those of Disney. We also adjusted our estimates on expense margins for Monsters, Inc. merchandise, which increased our revenues by $1.3 million for the period.

Film revenue for the nine months ended October 1, 2005 was $222.9 million compared to $155.2 million in the corresponding prior year period and consisted of $141.5 million from The Incredibles related primarily to worldwide home video revenue, international theatrical revenue, domestic television licensing, derivative products, merchandise licensing, and ancillary royalties. Finding Nemo contributed $35.8 million of film revenue, which related primarily to worldwide home video sales, as well as merchandise licensing and ancillary royalties. Our library titles contributed $44.3 million to film revenue, which consisted primarily of worldwide home video sales, television licensing, merchandise licensing and ancillary royalties, as well as an increase in our net revenues of $4.1 million during the second quarter of 2005 relating to Toy Story, which primarily reflected a reduction in television expenses based on updated information obtained from Disney. Additionally, animation services contributed $1.3 million of revenue during the nine months ended October 1, 2005.

Film revenue for the nine months ended October 2, 2004 included $112.4 million from Finding Nemo, which related primarily to worldwide home video revenue, worldwide theatrical revenue, merchandise sales, ancillary royalties, and television licensing. Also included in film revenues for the nine months ended October 2, 2004 was $42.0 million from our library titles, which consisted of worldwide home video revenue, television licensing, merchandise sales and ancillary royalties. Additionally, animation services contributed $0.8 million of revenue during the nine months ended October 2, 2004.

Software revenue includes license revenue, principally from RenderMan® and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we receive associated royalty revenue on a quarterly basis. Software revenue for the quarter and nine months ended October 1, 2005 was $4.3 million and $10.6 million, respectively, compared to $4.0 million and $9.4 million in the corresponding prior year periods. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the term of the agreement, which is generally twelve months.

For the quarter and nine months ended October 1, 2005, Disney accounted for 92% and 94%, respectively, of our total revenue compared to 90% and 92% for the corresponding prior year periods. The revenue from Disney consisted primarily of film related revenue. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to continue to represent significantly greater than 10% of our revenue for the remainder of 2005 and for the near future.

Cost of Revenue

Cost of revenue for the quarter and nine months ended October 1, 2005 was $3.6 million and $35.3 million, respectively, compared to $4.2 million and $16.5 million in the corresponding prior year periods. Cost of revenue represents primarily amortization of capitalized film costs. Cost of revenue as a percentage of total revenue for the quarter and nine months ended October 1, 2005 was 7.8% and 15.1%, respectively, as compared to 9.5% and 10.1% for the corresponding prior year periods. Our cost of revenue as a percentage of revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast-computation method. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs have been fully amortized. The decrease in cost of revenue as a percentage of total revenue for the quarter ended October 1, 2005 compared to the corresponding prior year period was primarily attributable to higher estimates of revenue to be received under the individual-film-forecast method for Finding Nemo and our library titles relative to the prior year period, partially offset by a higher cost of sales percentage for The Incredibles as compared to Finding Nemo. The increase in cost of film revenue as a percentage of total revenue for the nine months ended October 1, 2005 compared to the corresponding prior year period is attributable to a higher cost of sales percentage for The Incredibles as compared to Finding Nemo. This was partially offset by the decline in the cost amortization percentages from Finding Nemo in the nine months ended October 1, 2005, relative to the corresponding prior year period due to increases in ultimate revenues for the title.

Operating Expenses

Total operating expenses were $8.5 million and $24.2 million, respectively, for the quarter and nine months ended October 1, 2005 compared to $8.8 million and $23.4 million in the corresponding prior year periods. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions of the Pictures. The funding received from Disney is treated as operating expense reimbursements. Since February 2003, when we approved our first feature film to be produced outside of the existing relationship with Disney, we have begun to expense as incurred, certain costs that were previously reimbursed by Disney. To the extent that personnel, facilities and other expenditures are neither capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

Research and Development. Research and development expenses consist primarily of salaries and support for personnel conducting research and development for our RenderMan® software and for our proprietary Marionette™ and Ringmaster™ animation and production management software and for creative development for future films and our short film projects. Research and development expenses decreased to $2.6 million and $8.5 million, respectively, for the quarter and nine months ended October 1, 2005 from $4.2 million and $11.8 million for the corresponding prior year periods due to a decrease in employee related costs resulting from a shift in employee resources from research and development to film production, offset by a larger share of operating expenses previously shared with Disney. We believe that research and development expenses may increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software sales. Sales and marketing expenses increased to $1.5 million and $3.0 million, respectively, for the quarter and nine months ended October 1, 2005, from $0.7 million and $1.7 million in the corresponding prior year periods primarily due to increased marketing and publicity initiatives and higher employee related costs. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations, corporate marketing, and consumer products.

General and Administrative. General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses increased to $4.5 million and $12.7 million, respectively, for the quarter and nine months ended October 1, 2005 from $3.8 million and $9.9 million in the corresponding prior year periods primarily due to increased employee related costs, professional services fees, and an increased proportion of operating expenses previously shared with Disney. General and administrative expenses may continue to increase in future periods.

Interest Income and Other

Interest income and other was $7.4 million and $18.0 million, respectively, for the quarter and nine months ended October 1, 2005, compared to $3.1 million and $8.5 million in the corresponding prior year periods and consists primarily of interest income on investments. For the quarter and nine months ended October 1, 2005, our interest income and other increased over the corresponding prior year periods primarily due to higher average cash, cash equivalent, and investment balances earning interest at higher average rates.

Income Tax Expense

The income tax rate for the quarter and nine months ended October 1, 2005 was 33.4% and 36.4%, respectively, compared to 35% in each of the corresponding prior year periods. The current quarter’s tax rate is lower than the prior year period due to a number of factors, including reduced state taxes, a federal tax benefit associated with certain income earned outside the U.S., a newly enacted tax deduction related to income attributable to domestic production activities, and certain tax exempt investment income. The lower rate in the corresponding prior nine month period is primarily attributable to the recognition of a federal tax benefit associated with certain income earned outside the U.S. for fiscal years 2000 through 2003, which was recorded in the second quarter of 2004.

Capitalized Film Production Costs

We had $163.8 million in capitalized film production costs as of October 1, 2005, consisting of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles, and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. Capitalized film production costs also include costs related to our Pixar-only financed films currently in various stages of production and development. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

	Nine Months Ended
	October 1, 2005	October 2, 2004
	(in thousands)
Net cash provided by operating activities	$173,183	$266,867
Net cash used in investing activities	(190,251)	(345,312)
Net cash provided by financing activities	27,608	57,670

Net increase (decrease) in cash and cash equivalents	$10,540	$(20,775)

During the nine months ended October 1, 2005, we generated $173.2 million of cash from operating activities as compared to $266.9 million during the nine months ended October 2, 2004. The decrease in cash generated from operating activities during the nine months of 2005 resulted primarily from increased spending on production costs and differences in the timing of our receivables from Disney, partially offset by an overall increase in net income. The decrease in cash used in investing activities for the nine months ended October 1, 2005 compared to the same period in 2004 was mainly attributable to the timing of purchases and sales of investments, while cash provided by financing activities for the nine months ended October 1, 2005 and October 2, 2004, was solely attributable to proceeds received from the exercise of stock options by employees.

As of October 1, 2005, our principal source of liquidity was approximately $1.0 billion in cash, cash equivalents and investments. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will co-finance the last original animated feature film we have in production, Cars. In the future, we may co-finance other derivative works such as theatrical sequels, direct-to-home-video sequels, interactive products and television productions. Additionally, we have already approved for production other films beyond the Co-Production Agreement and have other projects in various stages of development, which we will finance entirely on our own. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered.

Film Production Costs. For the remainder of 2005, we expect to spend approximately $18 million to $21 million, net of Disney’s film cost reimbursements, on direct film costs and other costs to fund our ongoing film projects under the Co-Production Agreement and beyond, which will directly impact working capital.

Capital Expenditures. For the remainder of 2005, we expect to spend approximately $2 million to $3 million related to capital expenditures for our Emeryville headquarters and studio and other facility related projects.

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

Contractual Obligations. At October 1, 2005, we had contractual commitments to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$1,257	$249	$754	$217	$37

Off-Balance Sheet Arrangements

As of October 1, 2005, we did not have any off-balance sheet arrangements.

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

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. We believe that the adoption of the FSP will not have a material effect on its results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS 153 will not have a material effect on our results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement beginning in fiscal year 2006 and believe that the adoption of SFAS 154 will not have a material effect on our results of operations, financial position or cash flows.

In October 2005, the FASB issued FASB Staff Position 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires that the rental costs associated with ground or building operating leases that are incurred during the construction period be recognized as rental expense. The guidance is effective for the first reporting period beginning after December 15, 2005. We believe that the adoption of FSP 13-1 will not have a material effect on our results of operations, financial position or cash flows.

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

Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict their worldwide box office success prior to their release. While the popularity of the film is initially measured by box office success, the film’s success within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. While we have experienced a successful worldwide theatrical and home video release of The Incredibles, it is difficult to predict with certainty the ultimate revenues from all of the revenue streams of The Incredibles. While box office success is often a good indicator of general audience acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

It is also difficult to forecast the amount of revenues from Finding Nemo and the titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of their life cycle tend to be relatively small, minor fluctuations can result in notable variances from our forecast.

Another factor contributing to the difficulty of forecasting film revenues is the home video sales moratorium strategy. This strategy is designed to increase potential sales over the lifetime of a title, to prevent a declining sales price and to support a potentially higher sales price upon re-release. Toy Story was recently re-released domestically on DVD on September 6, 2005, in celebration of the 10th anniversary of its theatrical release. Toy Story 2 is scheduled for re-release on DVD on December 26, 2005. Internationally, Toy Story and Toy Story 2 DVDs are set for re-release across various territories during November and December 2005. This is the first time our titles have been removed from a sales moratorium. It is difficult to predict the actual effect of the sales moratorium strategy on home video sales and it may not generate the results we expect.

With respect to the difficulty of forecasting the timing of revenues, Disney distributes our films and film-related products and therefore determines the timing of product releases. Although we are moving towards a strategy to release our films theatrically worldwide within a narrower timeframe relative to our earlier films, the specific dates of the international releases for these films will depend on territory-specific factors, such as the local competitive environment, cultural events, and school holidays. Therefore, the timing of international revenues could span over several months, and the forecasting of such revenues is inherently more difficult.

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

Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney, and we share such costs equally. We capitalize our share of direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs is incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we share such costs equally with Disney under the Co-Production Agreement. With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2 or (2) charge it to operating expense in the period incurred. A substantial portion of our Overhead is related to the Pictures produced pursuant to the Co-Production Agreement, and is therefore reimbursed by Disney. Since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the nine months ended October 1, 2005 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we continue production of our films beyond the Co-Production Agreement, we expect our operating expenses to continue to increase to the extent that they are not capitalized or shared with Disney.

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

Other items affecting forecasting.

Our fiscal year 2005 earnings are expected to include other income and expenses such as interest income and tax expense. Interest income is difficult to predict and can fluctuate depending on our cash, cash equivalents and investment balances as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the tax implications are known. Our income tax rate for the third quarter of fiscal year 2005 was different from the U.S. statutory rate primarily due to reduced state taxes, a federal tax benefit associated with certain income earned outside the U.S., a newly enacted tax deduction related to income attributable to domestic production activities, and certain tax exempt investment income. Our effective tax rate may fluctuate in future periods.

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

We have only produced and released six feature films to date and have limited experience with respect to producing more than one animated feature film at a time. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any future animated film will be released as scheduled or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key contribution to the successful completion of our prior films. As we move towards releasing one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Executive Vice President—Creative, he is also directing Cars, our next feature film. A lack of his availability may adversely impact the success and timing of our future films.

We continuously implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvement and maintenance of our accounting system, other internal management systems and backup systems. Our growth and these diversification activities, along with the corresponding increase in the number of our employees and our rapidly increasing costs, have resulted in increased responsibilities for our management team. We will need to continue to improve our operational, financial and management information systems, to hire, train, motivate and manage our employees, to integrate them into Pixar and to provide adequate facilities and other resources for them. We cannot provide any assurance we will be successful in accomplishing all of these activities on a timely and cost-effective basis. Any failure to accomplish one or more of these activities on a timely and cost-effective basis would have a material adverse effect on our business, financial condition and results of operations.

The Co-Production Agreement imposes several risks and restrictions on us.

We are dependent on Disney for the distribution and promotion of our feature films and related products.

The decisions regarding the timing of the theatrical release and related products, the marketing and distribution strategy, and the extent of promotional support are important factors in determining the success of our motion pictures and related products. Under the terms of the Co-Production Agreement, Disney is required to market and distribute the Pictures in the same manner as its premier animated films, and Disney is required to consult with us with respect to all major marketing and distribution decisions. While Disney is prohibited from distributing potential competing films within certain release collars, we ultimately do not control (1) the manner in which Disney distributes our animated feature films and related products, (2) the number of theaters to which Disney distributes our feature films, (3) the specific timing of release of our feature films and related products or (4) the specific amount or quality of marketing and promotional support of the feature films and related products as well as the associated promotional and marketing budgets. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys substantial financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, Disney could make certain decisions as to marketing, distribution or promotion of the animated feature films or related products or the marketing and promotion of its own animated or other family films that could have a material adverse effect on our business, operating results or financial condition. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we experience a delay in the receipt of proceeds from such films and products until after Disney recovers such costs. We are also dependent on Disney for receiving accurate information on a timely basis on which we base estimates to recognize revenue and associated gross profit from the animated feature films and related products. If we fail to receive accurate information from Disney, or fail to receive it on a timely basis, it could have a significant adverse effect on our business, operating results or financial condition.

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

We also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney, and to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce or distribute other feature length animated and theatrical motion pictures itself or enter into similar agreements with third parties. However, if Disney produces any derivative works without Pixar, we are entitled to receive passive royalties pursuant to the terms of the Co-Production Agreement. See “Risk Factors—We experience intense competition with respect to our animated feature films, animation products, and software.”

We have an obligation to co-finance production costs.

We co-financed the first four films under the Co-Production Agreement, as well as Toy Story 2, and we will continue to co-finance Cars and may co-finance other related products to be developed and produced pursuant to the Co-Production Agreement. For example, we have, in the past, elected to actively participate in various interactive games with Disney where we fund half of the development costs of the games. We also have approved for production and have begun financing Pixar-only financed films. If our feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely affected.

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

Competition is expected to continue to intensify in the family-oriented, animated and live action feature film market. In addition, there has been increasing widespread acceptance for CGI-animated films. In 2004, there was a significant increase in the number of CGI-animated films released, a trend that is likely to carry through 2005 and beyond. Primarily CGI-animated feature films currently in production for major studios include A Day With Wilbur Robinson, American Dog, Bee Movie, Flushed Away, Happy Feet, Ice Age 2, Open Season, Over the Hedge, Rapunzel Unbraided, Shrek 3, The Barnyard, and The Wild, among others. Some studios have also announced publicly that they intend to release multiple CGI films per year. In addition to box office and home video competition, other family-oriented films may continue to compete with Finding Nemo and The Incredibles, as well as our film library, with respect to related television, merchandise, and other future revenue sources.

Furthermore, due to the recent success of CGI-animated films, several movie studios have developed their own internal computer animation capability, which may be used for special effects in animated films and live action films in addition to creating CGI-animated feature films. For example, DreamWorks has successfully produced and released Antz in 1998, Shrek in 2001, Shrek 2 and Shark Tale in 2004, and Madagascar in May 2005. In addition, Fox successfully produced, through its subsidiary Blue Sky, Ice Age, which was released in March 2002 and Robots, which was released in March 2005; Warner Bros. released The Polar Express in November 2004 and Disney distributed Valiant, a film co-produced with Vanguard, in the U.S. in August 2005 and Chicken Little, a film produced by its new CGI feature animation department, in November 2005. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements to commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products.

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

The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement, distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney and its affiliates from releasing animated films or live action family films within certain release windows from our films, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, Spy Kids 3D: Game Over, and Freaky Friday, competed directly with Finding Nemo for domestic theatrical market share during summer 2003. The home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday have also competed with Finding Nemo in the worldwide home video market. The theatrical releases of Disney’s National Treasure and Miramax’s Finding Neverland in November 2004

competed with the worldwide theatrical release of The Incredibles, and the home video release of these films competed with The Incredibles in the worldwide home video market. After Cars, Disney may begin to release its movies during our release windows. This could have an adverse impact on the commercial success required for us to profit from future films. Our contractual arrangement with Disney also presents other risks. See “Risk Factors—The Co-Production Agreement imposes several risks and restrictions on us.”

Computer Graphics Special Effects Firms.

We also expect to compete with computer graphics special effects firms, including Industrial, Light & Magic (“ILM”), Rhythm & Hues/VIFX, Tippett Studios, WETA Digital, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce such films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in the live action film Star Wars Episode III: Revenge of the Sith, and ILM has a royalty-free, paid-up license to use our RenderMan® software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films.

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

Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Simon Bax, and Lois Scali. We do not currently have “key person” life insurance for any of our employees. We do have an employment agreement with Mr. Lasseter, however, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. The loss of the services of any of Messrs. Jobs, Lasseter, Bax, Dr. Catmull, Ms. Scali or of other key employees, especially our film directors, producers, animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition.

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

Under the Co-Production Agreement, Disney is required to distribute the Pictures in a manner consistent with that of Disney’s premier animated films. Currently, distribution of our films generally includes (1) worldwide theatrical exhibition, (2) worldwide home video sales, (3) worldwide television licensing, including video-on-demand (VOD), pay-per-view, pay television, network, basic cable and syndication, (4) non-theatrical exhibition, such as airlines, schools and armed forces facilities and (5) marketing of other rights of the picture, which may include licensing of merchandise, such as toys, interactive games and soundtrack recordings. Although the Co-Production Agreement provides us with some protection, we cannot provide any assurances that our feature films made under the Co-Production Agreement will be distributed through all of these outlets.

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

We are currently co-financing our remaining unreleased Picture, Cars, pursuant to the Co-Production Agreement and solely financing our feature films beyond the Co-Production Agreement. The future production costs of Cars, and subsequent films, and any future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. As of October 1, 2005, we had $1.0 billion in cash, cash equivalents and investments. We believe that these funds, along with future cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, production costs for Cars, as well as production and development costs for future films and development projects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

Our Chief Executive Officer and Chairman, Steve Jobs, beneficially owned approximately 50.5% of our outstanding Common Stock as of November 1, 2005. As a result, Mr. Jobs, acting alone, is able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

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

Our success and ability to compete is dependent in part upon our proprietary technology. While we rely on a combination of patents, copyright and trade secret protection, nondisclosure agreements and cross-licensing arrangements to establish and protect our proprietary rights, we believe that factors such as the technical and creative skills of our personnel are more essential to our success and ability to compete. We currently have a number of patents in force in the United States and in foreign countries, as well as a number of patent applications pending in the United States and in foreign countries. We cannot provide any assurances that patents will issue from any of these pending applications or that, if patents do issue, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot provide any assurances that any patents that have been issued to us, or that we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us with any proprietary protection. Failure of the patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information, products or technology without authorization, or to develop similar or superior technology independently. Policing unauthorized use of our products is difficult and expensive. In addition, effective copyright, patent and trade secret protection may be unavailable or limited in certain foreign countries. We generally rely on “electronically delivered” software licenses that include an electronic acceptance by the purchaser, which may be unenforceable under the laws of certain jurisdictions. We cannot provide any assurances that the steps we take will prevent misappropriation of our technology or that our confidentiality or license agreements will be enforceable.

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

The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, speculation about the negotiation of terms or conditions of our next distribution arrangement, or socioeconomic, political or other factors. For example, since the beginning of fiscal year 2004 through October 1, 2005, our Common Stock closed as low as $31.21 and as high as $53.97 per share. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. For instance, in October and November 2005, purported securities class action lawsuits were filed against Pixar.

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

All of our financial instruments are held for purposes other than trading and are considered “available for sale” per SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The table below provides information regarding our investment portfolio at October 1, 2005. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than 1 Year	Over 1 Year	Total
Available-for-sale securities	$634,528	$369,935	$1,004,463
Weighted-average interest rate	3.10%	3.82%	3.36%

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Litigation. On October 21, 2005, a putative shareholder class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Mataraza v. Pixar, et al., Case No. C-05-4290 JSW. The complaint asserts a class period from January 18, 2005 to June 30, 2005. A similar complaint entitled Grabell v. Pixar, et al., Case No. C-05-4431-MJJ, was filed on November 1, 2005. Consistent with the usual procedures for cases of this kind, it is anticipated that these cases (and any other similar putative shareholder class action suits which might be filed against Pixar) may be consolidated into a single consolidated action. Management believes the lawsuits to be without merit and intends to vigorously defend against the lawsuits.

Informal Inquiry by the SEC. The Company has received an informal inquiry from the SEC requesting information regarding the disclosure of our second quarter financial results. We are cooperating fully with the inquiry.

Other Matters. Pixar is regularly subject to certain legal proceedings and claims that arise in the ordinary course of business. Many of these have not yet been fully adjudicated. In the opinion of management, Pixar does not have a potential liability related to any such current legal proceedings and claims that would have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should Pixar fail to prevail in any of these legal matters or should several of these legal matters be resolved against Pixar in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were submitted to shareholders at our Annual Meeting of Shareholders held on August 19, 2005. Each of these proposals was approved by a majority of the shares present at the meeting.

1. To elect eight directors to serve for the ensuing year or until their successors are duly elected and qualified.

	Shares For	Shares Withheld
Steve Jobs	105,205,864	10,498,687
Edwin E. Catmull	104,766,140	10,938,411
Skip M. Brittenham	104,017,066	11,687,485
Susan L. Decker	111,476,164	4,228,387
Joseph A. Graziano	111,323,566	4,380,985
Lawrence B. Levy	110,302,844	5,401,707
Joe Roth	111,317,736	4,386,815
Larry W. Sonsini	103,824,107	11,880,444

2. To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2005.

For	115,312,769
Against	339,150
Abstain	52,632

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1	*	Forms of Agreement Under 2004 Equity Incentive Plan.

Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan contract or arrangement.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXAR

By:	/s/ SIMON T. BAX
Simon T. Bax Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 10, 2005

EXHIBIT INDEX

Exhibit Number		Description
10.1	*	Forms of Agreement Under 2004 Equity Incentive Plan

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan contract or arrangement.