Form 10-K
period 2005-12-31
PIXAR \CA\
filed 2006-03-07
CIK 1002114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, no par value per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes ☑        No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes ☐        No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑             Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

As of July 2, 2005, the last day of the Registrant’s most recently completed second fiscal quarter, there were 118,568,761 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on July 1, 2005) was $2,480,647,889. Shares of the Registrant’s Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2006, there were 120,429,073 shares of the Registrant’s Common Stock outstanding.

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, particularly statements referencing the scheduled release dates of our feature films, our anticipated revenues and operating expenses, our expectations on DVD penetration and the resulting effect on our home video sales. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “forecast,” “predict,” “potential,” “continue,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “is scheduled for,” “scheduled,” and variations of such words and similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry and management’s beliefs and assumptions. These statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” on pages 18 through 33. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Recent Developments

Merger Agreement with the Walt Disney Company.    On January 24, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Disney by which Disney has agreed to acquire Pixar (the “Merger”). The Merger Agreement has been approved by the Boards of Directors of both Pixar and Disney.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Common Stock of Pixar will be converted into the right to receive 2.3 shares of common stock of Disney. In addition, each outstanding option to purchase Pixar Common Stock will be converted at the Effective Time into an option to purchase 2.3 shares of Disney common stock and will be assumed by Disney.

Consummation of the Merger is subject to several closing conditions, including the approval of the principal terms of the Merger Agreement and approval of the Merger by the shareholders of Pixar, the receipt of antitrust approvals or the expiration of applicable waiting periods in certain jurisdictions, the absence of certain governmental restraints, and effectiveness of a Form S-4 registration statement filed by Disney. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement contains certain termination rights for both Pixar and Disney and provides that in certain specified circumstances, Pixar must pay Disney a termination fee of $210,000,000 (generally in the event the Board of Directors of Pixar changes its recommendation that its shareholders approve the principal terms of the Merger Agreement and the Merger, or elects to pursue a superior acquisition proposal from a third party).

Concurrently with the execution of the Merger Agreement, Disney entered into a voting agreement (the “Voting Agreement”) with Steve Jobs, the Chief Executive Officer of Pixar, pursuant to which Mr. Jobs has agreed to vote a number of his shares of Pixar Common Stock (representing forty percent (40%) of the shares of Pixar Common Stock outstanding and entitled to vote on the record date for any vote of shareholders of Pixar on the Merger Agreement and the transactions contemplated thereby) in favor of the approval of the principal terms of the Merger Agreement and approval of the Merger. In addition, pursuant to the Voting Agreement, Mr. Jobs is entitled to vote the balance of his shares of Pixar Common Stock in any manner he deems appropriate.

Distribution Letter Agreement.    Pixar entered into a Distribution Letter Agreement (the “Distribution Letter Agreement”) dated as of January 27, 2006 with Disney regarding the distribution of a feature length animated film currently entitled Ratatouille. Pursuant to the Distribution Letter Agreement, Ratatouille will be deemed a “Picture” under and in accordance with the terms of the Co-Production Agreement, subject to certain exceptions, including but not limited to those noted below.

The Distribution Letter Agreement provides that the term of the Co-Production Agreement shall be extended until delivery to Disney of Ratatouille. In addition, Pixar will finance all production costs and receive all gross receipts of Ratatouille after deduction of (1) a distribution fee paid to Disney, (2) any participations paid to third parties and (3) Disney’s distribution costs. Pixar shall have creative control and control of production for Ratatouille and shall own all rights to derivative works based on Ratatouille, except that Disney shall own theme park rights to Ratatouille in perpetuity.

Under the Distribution Letter Agreement, Pixar shall have sole ownership of copyrights, trademarks and other intellectual property rights in and to Ratatouille. In addition, Disney’s exclusive distribution and exploitation rights with respect to Ratatouille shall be for a period of 10 years from initial theatrical exhibition of Ratatouille or 11 years from delivery of Ratatouille, whichever is earlier.

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

To date, we have created and produced six full-length computer-animated feature films, which were marketed and distributed by The Walt Disney Company (along with its subsidiaries hereinafter referred to as “Disney”). Pixar has won 20 Academy Awards® for its films and technical achievements, and our six films have grossed an aggregate of more than $3.2 billion at the worldwide box office. Our next film, Cars, is scheduled for release on June 9, 2006. Cars is directed by Pixar’s two-time Academy Award®-winner John Lasseter, who directed Toy Story, A Bug’s Life, and Toy Story 2. We are also currently in production on Ratatouille, which is scheduled for a summer 2007 release.

Our principal executive offices are located at 1200 Park Avenue, Emeryville, California 94608. Our telephone number is (510) 752-3000, and our website is located at www.pixar.com; however, the information in, or that can be accessed through our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on the “Investors Relations” section of our website (www.pixar.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The statements in this Form 10-K regarding the scheduled release dates for our next films are forward-looking, and the actual release dates may differ. Factors that could cause delays in the release of our films include, but are not limited to (1) the uncertainties related to production delays, (2) financing requirements or marketing or distribution factors, (3) personnel availability, (4) external socioeconomic and political events, and (5) the release dates of competitive films. See “Risk Factors” in Item 1A of this Form 10-K.

Distribution of Our Films

In February 1997, we entered into the Co-Production Agreement (which, except for certain economic provisions applicable to Toy Story, superseded the Feature Film Agreement) with Disney pursuant to which we, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures, and share equally in the profits of each Picture and any related merchandise as well as other ancillary products, after recovery of all marketing and distribution costs (which Disney finances), a distribution fee paid to Disney and any other predefined fees or costs, including any third party participations. The Co-Production Agreement generally provides that we will be responsible for the production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture.

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

In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. In May 2003, we released Finding Nemo, our fifth animated feature film, which counts as the third original Picture under the Co-Production Agreement. In November 2004, we released The Incredibles, our sixth animated feature film, which counts as the fourth original Picture under the Co-Production Agreement. We are currently in post-production on Cars, which is scheduled for theatrical release on June 9, 2006. Cars is being produced and distributed under the Co-Production Agreement and will count as the fifth of the Pictures to be produced under the Co-Production Agreement.

We are also in production on Ratatouille, which will be distributed by Disney and is scheduled for a summer 2007 release. Pursuant to the Distribution Letter Agreement, Ratatouille will be deemed a “Picture” under and in accordance with the terms of the Co-Production Agreement, subject to certain exceptions, including those described above. Additionally, we are in various stages of development and production on other feature films.

The term of the Co-Production Agreement continues until we deliver Ratatouille to Disney.

Business Model and Products

We are a leading brand in family entertainment as a result of our high quality animated films and related products, such as video products, toys, interactive games and other merchandise.

Animated Feature Films.    Our first animated feature film, Toy Story, was released in November 1995. As the first fully computer graphics imagery (“CGI”) animated feature film released theatrically, Toy Story revolutionized the field of animation. Since the release of Toy Story, we have produced five more highly successful films: A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo and The Incredibles.

We intend to continue to develop high-quality original computer-animated feature films for the family entertainment market. We are currently in various stages of development and production on a number of original animated feature films including Cars, which is being directed by John Lasseter, the Director of Toy Story, A Bug’s Life, and Toy Story 2 and Executive Producer for Monsters, Inc., Finding Nemo and The Incredibles.

The following table sets forth box office information regarding our first six films as of December 31, 2005:

Film	Year of Release	Worldwide Box Office*
The Incredibles	2004	• $261 million domestic • $370 million international
Finding Nemo	2003	• $340 million domestic • $525 million international
Monsters, Inc.	2001	• $256 million domestic • $269 million international
Toy Story 2	1999	• $246 million domestic • $239 million international
A Bug’s Life	1998	• $163 million domestic • $201 million international
Toy Story	1995	• $192 million domestic • $170 million international

*	Box office receipts represent the gross revenues collected by theatrical exhibitors for exhibition of our films and do not reflect the amount of revenue remitted to us.

Home Videos.    Home video sales, including DVD and VHS formats, continue to be among the largest contributors to lifetime revenues of our films. With the increasing popularity of the DVD format, more consumers are creating DVD libraries. We believe that the popularity of the DVD format is an important factor that contributed to the tremendous success of The Incredibles, Finding Nemo and Monsters, Inc. domestic home video releases. In March 2005, The Incredibles home video was released in the U.S. in both VHS and a 2-disc Collector’s Edition DVD. The Finding Nemo home video was released in the U.S. in November 2003 in both VHS and a 2-disc Collector’s Edition DVD. In 2003, Finding Nemo became the best selling home video of all time in the U.S. The Monsters, Inc. home video was released in the U.S. in September 2002 in both VHS and a 2-disc Special Edition DVD and was the best selling home video of 2002. Also, in 2005, Toy Story and Toy Story 2 were each re-released in VHS and 2-disc Collector’s Edition DVD.

Television.    Our films are distributed to television markets throughout the world. All of our films are slated to be distributed to the domestic broadcast and basic cable television markets. We entered the pay television market in March 2003 by licensing the pay television rights for Monsters, Inc. to Starz!/Encore. This was the first time that a Pixar title was licensed to a premium cable network. Finding Nemo, The Incredibles, and Cars are now included as part of an output deal between Disney and Starz!/Encore. Internationally, our films have appeared in the pay television market as well as the broadcast networks. Disney generally distributes our films internationally to the broadcast networks through a package consisting of multiple films. Going forward, we expect all of our titles to be available through the various television markets: Pay-Per-View, pay television, broadcast and basic cable television, and international television. Distribution of television rights for the animated feature films developed and produced under the Co-Production Agreement and the Distribution Letter Agreement is governed by the Co-Production Agreement and the Distribution Letter Agreement.

Merchandise and Interactive Games.    We believe the characters, story and music created in our animated feature films provide significant revenue generation opportunities through various consumer products such as toys and interactive games. For example, Pixar and Disney have granted THQ interactive rights to create interactive video and computer games for Finding Nemo, The Incredibles, and Cars, which are Pictures under the Co-Production Agreement. In August 2004, we announced an exclusive multi-property publishing agreement with THQ in which we granted THQ the interactive rights to four future Pixar computer-animated feature films, beginning with Ratatouille, which is expected to be released theatrically in 2007.

Short Films.    Producing short films allows us to develop creative talent and computer animation technology. We have produced a number of award-winning short films since our inception and plan to continue to invest in developing new short films. For example, in 1997 we created and produced the Academy Award®-winning short film, Geri’s Game, which enabled us to further our technology in computer-generated skin and cloth. In 2000, we created and produced the Academy Award®-winning short film, For the Birds, which enabled us to further our technology in computer-generated fur and feathers. The acclaimed John Lasseter-directed Pixar short, Knick Knack, produced in 1989, accompanied Finding Nemo in theaters. In 2003, we created and produced the Academy Award®-nominated, Boundin’ which accompanied The Incredibles in theaters. We also create new short films for inclusion as a bonus feature in our DVD releases in addition to including on the DVD the short films that accompanied the theatrical release of our feature films. Mike’s New Car was a special bonus feature on the Monsters, Inc. DVD, and the release of The Incredibles DVD on March 15, 2005 included a new and previously unreleased short film, Jack-Jack Attack. Our latest short film, One Man Band, was nominated for an Academy Award® and will accompany Cars in theaters in June 2006. In October 2005, we began selling downloads of select short films via Apple’s iTunes store.

RenderMan®.    We have been selling our RenderMan® software for nearly eighteen years. RenderMan® has helped visual effects studios create visual effects in over 100 films. Of the last 47 films nominated to receive an Academy Award® for visual effects, 44 have used RenderMan®. RenderMan® runs on these popular platforms: Linux, Macintosh OSX, and Windows. Examples of RenderMan® customers include movie and special effects studios such as Disney, Lucasfilm Ltd. through its affiliate Industrial Light and Magic (“ILM”), Sony Pictures Imageworks and DreamWorks Animation SKG, Inc. RenderMan® is also used in television broadcasting. Customers also include government agencies and universities around the world. See “Technology— RenderMan®” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Creative Group

Our creative and technical personnel have collaborated since our founding to produce three-dimensional computer-animated films. The principal objective of our creative group is to create heartwarming stories with memorable characters utilizing the medium of computer animation. The members of our creative and technical teams have been nominated for and received a number of awards. A partial list of those awards is included in the table below:

Film	Category	Award/Nomination	Year
One Man Band	Best Animated Short Film	Academy Award® Nominee	2005
The Incredibles	Best Animated Feature Film	Academy Award®	2004
	Best Original Screenplay	Academy Award® Nominee
	Best Sound Editing	Academy Award®
	Best Sound Mixing	Academy Award® Nominee
	Best Picture, Musical or Comedy	Golden Globe Nominee
Finding Nemo	Best Animated Feature Film	Academy Award®	2003
	Best Original Screenplay	Academy Award® Nominee
	Best Musical Score	Academy Award® Nominee
	Best Sound Editing	Academy Award® Nominee
	Best Picture, Musical or Comedy	Golden Globe Nominee
Boundin’	Best Animated Short Film	Academy Award® Nominee	2003
Mike’s New Car	Best Animated Short Film	Academy Award® Nominee	2002
Monsters, Inc.	Best Song	Academy Award®	2001
	Best Animated Feature Film	Academy Award® Nominee
	Best Original Score	Academy Award® Nominee
	Best Sound Editing	Academy Award® Nominee
For the Birds	Best Animated Short Film	Academy Award®	2001
Toy Story 2	Best Original Song	Academy Award®	2000
	Best Picture, Musical or Comedy	Golden Globe Award
	Best Original Song	Golden Globe Nominee
Geri’s Game	Best Animated Short Film	Academy Award®	1998
A Bug’s Life	Best Musical Score	Academy Award® Nominee	1998
	Best Original Score	Golden Globe Nominee
Tin Toy	Best Animated Short Film	Academy Award®	1988
Luxo, Jr.	Best Animated Short Film	Academy Award®	1986

John Lasseter is Executive Vice President, Creative. Mr. Lasseter is an Academy Award®-winning director and animator, the Director of Toy Story, A Bug’s Life, Toy Story 2 and Cars and Executive Producer for Monsters, Inc., Finding Nemo and The Incredibles. In March 1996, Mr. Lasseter received a Special Achievement Oscar® from the Academy of Motion Picture Arts and Sciences for the development and application of techniques that made possible the first feature-length computer-animated film, Toy Story. In February 2004, Mr. Lasseter was awarded the Art Directors Guild’s coveted honorary Contribution to Cinematic Imagery Award. The Contribution to Cinematic Imagery Award is voted from time to time to an individual whose body of work in the film business has richly enhanced the visual aspects of the movie-going experience. Award-winning directors working with Mr. Lasseter include, among others, Andrew Stanton, Brad Bird and Pete Docter. Finding Nemo, released domestically on May 30, 2003, was written and directed by Academy Award®-winning Andrew Stanton, who served as co-director and co-screenwriter of A Bug’s Life and as co-screenwriter of Toy Story, Toy Story 2, and Monsters, Inc. Academy Award®-winning Brad Bird previously directed and wrote the screenplay of the critically acclaimed animated feature, The Iron Giant, and directed and wrote the multiple award-winning The Incredibles, which was released domestically on November 5, 2004. Pete Docter, the director of Monsters,

Inc., is an Academy Award®-nominee for his role in creating the original story for Toy Story. Mr. Docter and Mr. Stanton are currently working on future projects.

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

The success of each animated film developed and produced by us depends in large part upon our ability to develop and produce compelling stories and characters that will appeal to a broad audience. Traditionally, this process has been extremely difficult. While we have enjoyed box office success with all of our feature animated films to date, there can be no assurance that similar levels of success will be achieved by our subsequent films, including Cars, Ratatouille and other future projects beyond the Co-Production Agreement. See “Risk Factors —In order for our feature films and related products to be successful, we must develop appealing creative content.”

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

RenderMan®.    RenderMan® is a rendering software system for high quality photo-realistic image synthesis that we use internally, publish as an industry standard rendering interface specification, and license as an end-user product to third parties. Today, RenderMan® is used by many major film studios and special effects firms. RenderMan® was designed to be easily portable. It is available on these popular platforms: Linux, Macintosh OSX, and Windows. For more information, see “Business Model and Products — RenderMan®.”

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

In May 1991, we entered into a feature film agreement with Disney, which provided for the development, production and distribution of up to three feature-length motion pictures (the “Feature Film Agreement”). Toy Story was the only film developed, produced and distributed under the Feature Film Agreement. In 1997, we extended our existing relationship with Disney by entering into the Co-Production Agreement. This agreement generally provides that we will be responsible for the development, pre-production and production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. Under the Co-Production Agreement, profits from the Pictures are shared equally between Pixar and Disney after Disney recovers a distribution fee and pre-agreed distribution costs.

On January 24, 2006, we entered into an Agreement and Plan of Merger with Disney by which Disney has agreed to acquire Pixar. The Merger Agreement has been approved by the Boards of Directors of both Pixar and Disney. See “Business — Recent Developments.”

On January 27, 2006, we extended the Co-Production Agreement by entering into a Distribution Letter Agreement with Disney regarding the distribution of Ratatouille. This agreement generally provides that Ratatouille will be deemed a “Picture” under and in accordance with the terms of the Co-Production Agreement, subject to certain exceptions as described below. Pursuant to the Distribution Letter Agreement, the term of the Co-Production Agreement is extended until the delivery of Ratatouille to Disney, which is expected to occur in mid-2007.

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

Overview.    On February 24, 1997, we entered into the Co-Production Agreement with Disney pursuant to which we, on an exclusive basis, agreed to produce, five original computer-animated feature-length theatrical motion pictures (the “Pictures”) for distribution by Disney. Under the Co-Production Agreement, Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after recovery of all marketing and distribution costs (which are financed by Disney), a distribution fee paid to Disney and any other fees or costs, including any third-party participations and residuals. The Co-Production Agreement generally provides that we are responsible for the production of each Picture and that Disney is responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. The first four original Pictures under the Co-Production Agreement were A Bug’s Life, Monsters, Inc., Finding Nemo and The Incredibles, which were released in November 1998, November 2001, May 2003 and November 2004, respectively. Toy Story 2, the theatrical sequel to Toy Story, was released in November 1999, and is also governed by the Co-Production Agreement, although it does not count towards the Pictures because it was a sequel. Cars, which is scheduled to be released in June 2006, is the fifth original Picture under the Co-Production Agreement. Pursuant to the Distribution Letter Agreement, Ratatouille will be deemed a “Picture” under and in accordance with the terms of the Co-Production Agreement, subject to certain exceptions described below. The Co-Production Agreement contemplates that with respect to theatrical sequels, made-for-home video sequels, television productions, interactive media products and other derivative works related to the Pictures (except for Ratatouille), we will have the opportunity to co-finance and produce such products or to earn passive royalties on such products. We will not share in any theme park revenues generated as a result of the Pictures.

Production.    The Co-Production Agreement provides a green lighting mechanism for the five films to be developed and produced as Pictures. Cars was the fifth film to be green lit. Once the film has been green lit, we have final control over the production of the Picture. Disney is entitled to designate a representative at Pixar to monitor the production and production costs of the Pictures (except for Ratatouille).

Financing of Development and Production.    Pixar and Disney share equally in the production costs of the Pictures, except for Ratatouille, which Pixar is financing 100%. Production costs are defined in the Co-Production Agreement to mean all costs and expenses we incur directly related to or fairly allocable to the creation, development, pre-production, production, post-production and delivery to Disney of the Pictures. Production costs, whether capitalized as film costs or expensed as incurred, include, among other things, all carrying costs we incur for retention of employees for production purposes and their associated overhead expenses, the costs of all treatments we prepare for submission to Disney, all costs of computer hardware and software used to develop the Pictures, and fair allocations of all costs and expenses we incur that are associated with or benefiting the Picture, including research and development, general and administrative and overhead expenses. The Co-Production Agreement provides mechanisms for the establishment of production budgets for each Picture (except for Ratatouille). We may not exceed these contractually established production budgets without Disney’s written approval, subject to certain limited exceptions.

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

Division of Gross Receipts.    Pixar and Disney are entitled to share equally in all gross receipts of the Pictures (except for Ratatouille, as described below) that are remaining after deduction of (1) a distribution fee to Disney, (2) mutually agreed participations (payments to third parties such as actors, composers and other artists contingent upon the success of the Pictures), if any, paid by either Disney or us, and (3) Disney’s distribution costs. Gross receipts include all revenues or other consideration received by Disney from the exploitation of the Pictures and any related merchandise, books, soundtracks and other tangible personal property based upon the Pictures, as more specifically provided in the Co-Production Agreement (collectively, “Merchandise”), subject to certain exceptions relating primarily to receipts from Disney’s affiliates. Distribution costs for the Pictures (except for Ratatouille) are broadly defined in the Co-Production Agreement to include out-of-pocket costs paid (or in certain instances, accrued for payment) to a third party (or in certain instances, to Disney’s affiliates) by Disney or certain of its affiliates, provided that such out-of-pocket costs are directly related or fairly allocable to the distribution of the Pictures and Merchandise. Pursuant to the Co-Production Agreement, we receive statements and payments of our share of gross receipts monthly within 45 days after the end of each calendar month for the first three years after the film’s release then quarterly thereafter, subject to certain exceptions, and we have the right to audit Disney’s books and records relating to the Pictures and Merchandise.

Derivative Works.    Subject to certain exceptions, Disney and Pixar have mutual control of the decision to develop, produce or otherwise exploit any derivative works of the Pictures, except for derivative works of Ratatouille, as described below, or to transfer or license any rights to exploit any derivative works, during the term of the Co-Production Agreement or thereafter. Derivative works include theatrical sequels such as Toy Story 2, made-for-home video sequels, television productions such as Buzz Lightyear of Star Command, interactive media products such as Monsters, Inc., Finding Nemo and The Incredibles interactive games, and other derivative works as more specifically provided in the Co-Production Agreement (collectively, “Derivative Works”). Except in certain very limited circumstances, in the event of a disagreement over whether to proceed with a Derivative Work, Disney’s decision governs. We are to be given the option to co-finance and produce, or to participate on a passive financial basis with respect to, a Derivative Work that is (1) a theatrical motion picture, (2) a made-for-home video production, (3) a television production, (4) location-based entertainment that uses unique characters or other elements from any of the Pictures or Toy Story as its primary theme, or (5) an interactive product such as a CD-ROM, DVD, video game or arcade game (collectively, “Interactive Products”).

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

Creative Controls.    Pixar has full creative control of the production of Cars and Ratatouille. The Co-Production Agreement provides for certain dispute resolution procedures in the event of a disagreement.

Brand/Credit.    The Co-Production Agreement sets forth Disney’s and Pixar’s intent that the Pixar brand be established as an equal brand to the Disney brand in connection with the Pictures, Merchandise and Derivative Works. The Co-Production Agreement provides that the Pixar logo, animated logo and credit will be used in a manner that is perceptually equal to the Disney logo, animated logo and credit, subject to certain specific requirements.

Exclusivity.    Under the terms of the Co-Production Agreement and the Distribution Letter Agreement, we have agreed not to release or authorize the release of any feature-length animated theatrical motion picture we produce, other than the Pictures and Derivative Works we produce under the Co-Production Agreement and the Distribution Letter Agreement, until twelve months from delivery of Ratatouille. We further agreed that we would not enter into any agreement with any third party for the development, production or distribution of any feature-length animated theatrical motion picture until after we delivered the third Picture, Finding Nemo, to Disney under the Co-Production Agreement, which occurred in April 2003. We have also agreed that we will not develop or produce any rides or attractions for major theme parks not owned or operated by Disney and, except for Ratatouille, to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce, or distribute other feature-length animated and computer-animated theatrical motion pictures itself or enter into similar agreements with third parties. See “Business— Competition.”

Proprietary Rights.    Under the Co-Production Agreement, the copyrights, trademarks and other intellectual property rights in and to the Pictures, all new and unique characters and story elements thereof and the audio- visual images thereof, and ancillary rights relating thereto (except with respect to Ratatouille), are jointly owned by Disney and Pixar on an undivided 50/50 basis, subject to our ownership rights in the technology and excluding any intellectual property rights previously owned by us or Disney. Disney has the exclusive distribution and exploitation rights with respect to the Pictures, Derivative Works and ancillary rights relating thereto. Under the Feature Film Agreement, Disney owns all of the proprietary rights associated with the first Toy Story film, and under the Distribution Letter Agreement, Pixar owns all of the proprietary rights associated with Ratatouille. Notwithstanding the foregoing, we own the copyright and all other intellectual property rights in and to all computer programs and other technology we develop or discover before, during or after the term of the Co-Production Agreement.

Term and Termination.    The term of the Co-Production Agreement, as amended by the Distribution Letter Agreement, continues until the delivery to Disney of Ratatouille unless earlier terminated. For example, Disney is entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or Pixar merges or consolidates into a competitor. Upon termination by Disney pursuant to the example above, Disney has certain rights to compel us to complete works in production. In the event of termination, the Co-Production Agreement provides that its terms and conditions continue to apply with respect to Pictures, Merchandise and Derivative Works that we have delivered to Disney or which Disney elects to have completed, as well as all future Merchandise and future Derivative Works relating thereto, but otherwise terminates.

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

Distribution Letter Agreement

Pixar entered into the Distribution Letter Agreement with Disney on January 27, 2006, regarding the distribution of Ratatouille. Pursuant to the Distribution Letter Agreement, Ratatouille will be deemed a “Picture”

under and in accordance with the terms of the Co-Production Agreement, subject to certain exceptions, including but not limited to those noted below.

The Distribution Letter Agreement provides that the term of the Co-Production Agreement shall be extended until delivery to Disney of Ratatouille. In addition, Pixar shall finance all production costs and receive all gross receipts of Ratatouille after deduction of (1) a distribution fee paid to Disney, (2) any participations paid to third parties and (3) Disney’s distribution costs. Pixar shall have creative control and control of production for Ratatouille and shall own all rights to derivative works based on Ratatouille, except that Disney shall own theme park rights to Ratatouille in perpetuity.

Under the Distribution Letter Agreement, Pixar shall have sole ownership of copyrights, trademarks and other intellectual property rights in and to Ratatouille. In addition, Disney’s exclusive distribution and exploitation rights with respect to Ratatouille shall be for a period of 10 years from initial theatrical exhibition of Ratatouille or 11 years from delivery of Ratatouille, whichever is earlier.

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

CGI is now the most prevalent form of animation among feature-length animated films, and the number of CGI-animated films released has been increasing significantly. Several movie studios have developed their own internal computer animation capability, which may be used for special effects in animated films and live action films in addition to creating CGI-animated feature films. For example, DreamWorks successfully produced and released Antz in 1998, Shrek in 2001, Shrek 2 and Shark Tale in 2004, and Madagascar in May 2005. Fox, through its subsidiary Blue Sky, successfully produced Ice Age, which was released in March 2002, and Robots, which was released in March 2005. Warner Bros. released The Polar Express in November 2004. Disney domestically distributed Valiant, a co-production with Vanguard Entertainment, in August 2005, and released Chicken Little, the first film produced by Disney’s new CGI feature animation department, in November 2005. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements to commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products.

We believe competition from animated feature films and family-oriented feature films will likely continue to intensify over the next several years. Primarily CGI-animated feature films currently expected to be released by major studios in 2006 include Ice Age 2, The Wild, Over the Hedge, Monster House, The Ant Bully, Open Season, Barnyard, Flushed Away, Happy Feet, and Meet the Robinsons, among others. Family-oriented feature films currently expected to be released by major studios in 2006 include The Shaggy Dog, Hoot, Garfield 2, Pirates of the Caribbean: Dead Man's Chest, Flicka, Zoom, How to Eat Fried Worms, Santa Clause 3, Eragon, and Charlotte's Web, among others. Due to a potentially large number of family-oriented films scheduled for release over the next few years, it is possible that the market for these films, whether animated or live action, will become further saturated.

Our films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance, and exhibition outlets. In addition, we compete and will continue to compete with other movie studios for the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Some of the other movie studios with which we compete have significantly greater financial, marketing and other resources than we do. In addition to box office and home video competition, other family-oriented films may continue to compete with The Incredibles, Finding Nemo, and the rest of our film library with respect to related television, merchandise, and other future revenue sources.

The Co-Production Agreement provides that we will develop and produce five original computer-animated feature films, and the Distribution Letter Agreement provides that we will develop and produce Ratatouille, an additional original computer-animated feature film. Because Disney co-finances the films developed and produced under the Co-Production Agreement (except for Ratatouille, which we are financing in full under the Distribution Letter Agreement), distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney and its affiliates from releasing animated films or live action family films within certain release windows from our films, including Ratatouille pursuant to the Distribution Letter Agreement, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, Spy Kids 3D: Game Over, and Freaky Friday, competed directly with Finding Nemo for domestic theatrical market share during summer 2003. The home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday have also competed with Finding Nemo in the worldwide home video market. The theatrical releases of Disney’s National Treasure and Miramax’s Finding Neverland in November 2004 competed with the worldwide theatrical release of The Incredibles, and the home video release of these films competed with The Incredibles in the worldwide home video market. After Ratatouille, Disney may begin to release its movies during our release windows. This could have an adverse impact on the commercial success required for us to profit from future films. For example, Disney has announced the release of The Wild on April 14, 2006 and Pirates of the Caribbean: Dead Man’s Chest on July 7, 2006, both of which will compete with Cars, which is scheduled for release on June 9, 2006. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

We believe that the primary competitive factors in the market for animated feature films include creative content and talent, product quality, technology, access to distribution channels and marketing resources. Due in part to our creative, financial and technical resources and to the Co-Production Agreement with Disney, pursuant to which Disney markets the feature films and provides access to significant distribution channels, we believe that we presently compete favorably with respect to each of these factors.

Computer Graphics Special Effects Firms.    We also expect to compete with computer graphics special effects firms, including ILM, Rhythm & Hues, Tippett Studios, WETA Digital, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer-animated feature films or may produce three-dimensional computer-animated feature films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in live action films such as Star Wars Episode III: Revenge of the Sith. ILM has a royalty-free, paid-up license to use our RenderMan® software and to obtain at no cost all enhancements and upgrades to the software. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films.

Software Publishers.    We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging software, principally Mental Images GmbH sold as an OEM product through Alias, which was recently acquired by Autodesk, Discreet (a division of Autodesk), and Avid Technologies. In addition to Mental Images products, Autodesk also markets internally developed competing rendering software products at lower prices than the price at which we offer RenderMan®.

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

We also rely on certain technology that we license from third parties, including software that is integrated and used with internally developed software. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain any of these technology licenses could result in delays in feature film releases or product shipments until equivalent technology could be identified licensed and integrated. Any such delays in feature film releases or product shipments could have a material adverse effect our business, operating results or financial condition.

In 1996, we entered into a license agreement with Silicon Graphics, Inc. (“SGI”) whereby we granted to SGI and its subsidiaries a non-exclusive license to use certain of our patents covering techniques for creating computer-generated photo-realistic images. These same patents were licensed to Microsoft Corporation in 1995. These patents relate to pseudo-random point sampling techniques in computer graphics, which are incorporated into our RenderMan® software. The license agreements with SGI and Microsoft will expire in 2010. SGI and Microsoft may use the licensed technology in rendering products, which compete with our RenderMan® software, and could adversely impact sales of RenderMan®.

Employees

As of December 31, 2005, we had approximately 850 employees and contractors. Although none of our employees are represented by a labor union, it is common for film directors, producers, animators and actors at film production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. Further, we may be directly or indirectly dependent upon union members, and work stoppages or strikes organized by such unions could materially adversely impact our business, financial condition or results of operations. We have not experienced any work stoppages, and we consider relations with our employees to be good. See “Risk Factors — Work stoppages could adversely impact our operations.”

Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Ed Catmull, Simon Bax, and Lois Scali. We do not currently have “key person” life insurance for any of our employees other than John Lasseter. We do have an employment agreement with Mr. Lasseter; however, this employment agreement does not necessarily assure his services. See “Employment Agreements” in Item 11 of this Form 10-K. The loss of the services of any of Messrs. Jobs, Lasseter, Bax, Dr. Catmull, Ms. Scali or of other key employees, especially our film directors, producers, animators, other creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition.

Item 1A.    Risk Factors

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. You should carefully consider these factors before making an investment decision with respect to our Common Stock.

Our operating results are primarily dependent on the success of our feature films, and forecasting is extremely difficult.

In 2006, our revenue, operating results, and earnings per share will be largely dependent upon (1) the timing and amount of worldwide revenues and distribution costs for Cars, The Incredibles, Finding Nemo, and the titles in our film library, (2) the timing, accuracy, and sufficiency of information we receive from Disney to determine revenues and associated gross profits, (3) the timing and amount of non-film related revenues and expenses, (4) the accuracy of our assumptions and judgments used to estimate certain revenues and associated gross profits, (5) the market price of our Common Stock and related volatility and (6) domestic and international socioeconomic and political events that are beyond our control.

Dependence on revenue from our feature films.

Under the current Co-Production Agreement, which governs our relationship with Disney regarding the Pictures, Pixar and Disney share equally in the profits of our animated feature films after Disney recovers its distribution fee and its marketing and distribution costs. Pursuant to the Distribution Letter Agreement, which governs Pixar’s relationship with Disney regarding its 2007 film Ratatouille, Pixar will receive all gross receipts of Ratatouille after Disney recovers its distribution fee and its marketing and distribution costs. Marketing and distribution costs include worldwide theatrical release costs, costs related to marketing and distribution of home videos in the United States and international markets, costs related to merchandise, and other distribution costs including third party participations and residuals. We remain dependent on the timing, accuracy, and sufficiency of information provided by Disney.

For our business to be successful, our films must achieve box office success. While we have been successful in the release of all six of our feature films, this level of success is highly unusual in the motion picture industry, and our future releases may not achieve similar results. For fiscal year 2006, we will be dependent primarily on the worldwide theatrical and worldwide home video releases and merchandising revenues of Cars, as well as the ongoing performance of our other titles.

Forecasting film revenue and associated gross profits from our feature films is extremely difficult.

Although we have experienced a successful track record with the releases of our feature films, it is difficult to predict the worldwide box office success of Cars prior to its anticipated theatrical release on June 9, 2006. Even if Cars experiences a very successful worldwide theatrical run, it is difficult to predict the related home video, television licensing, merchandising and ancillary revenue streams. While customer acceptance of a film is initially measured by box office success, customer acceptance within each follow-on product category, such as home video, merchandise or television, depends on factors unique to each type of product, such as pricing, competitive products, and the time of year or state of the economy into which a product is released, among many other factors. In addition, we have found that the degree of customer acceptance varies widely among foreign countries. While box office success is often a good indicator of general audience acceptance, the relative success of follow-on products is not always directly correlated, and the degree of correlation is difficult to predict.

It is also difficult to forecast the amount of revenues from The Incredibles, Finding Nemo and the titles in our film library. The revenues generated from continued home video and merchandise sales can fluctuate due to various market factors. Because the revenues from films nearing the end of their life cycle tend to be relatively small, minor fluctuations can result in notable variances from our forecast.

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

Our operating expenses will continue to be extremely difficult to forecast. We budget the direct costs of the Pictures with Disney and share such costs equally (except with respect to Ratatouille). We capitalize our share of direct costs of film production in accordance with SOP 00-2. A substantial portion of all of our other costs is incurred for the benefit of feature films (“Overhead”), including research and development expenses and general and administrative expenses. Portions of our Overhead are included in the budgets for the Pictures under the Co-Production Agreement, and we share such costs equally with Disney under the Co-Production Agreement (except with respect to Ratatouille). With respect to the portion of our Overhead that is not reimbursed by Disney, we either (1) capitalize such portion as film production costs, if required under SOP 00-2 or (2) charge it to operating expense in the period incurred. A substantial portion of our Overhead is related to the Pictures produced pursuant to the Co-Production Agreement (except with respect to Ratatouille), and is therefore reimbursed by Disney. Since we capitalize other amounts in accordance with SOP 00-2, our reported operating expenses for the fiscal year ended December 31, 2005 have not reflected, and future reported operating expenses will not reflect, our true level of spending on the production of animated feature films, related products and Overhead. Further, as we continue production of our films beyond the Co-Production Agreement, including Ratatouille, the production costs of which we are financing in full, we expect our operating expenses to continue to increase to the extent that they are not capitalized or shared with Disney.

Film production budgets may increase, and film production spending may exceed such budgets.

Our future film budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing, or the development of new, proprietary technology and (5) the expansion of our facilities to accommodate the growth of the studio. The budgets for Cars and subsequent films and related products are expected to be greater than the budgets for our previous films. Under the Co-Production Agreement, we will continue to finance the budget for Cars equally with Disney. However, pursuant to the Distribution Letter Agreement, we will finance all production costs of Ratatouille. Due to production exigencies, which are often difficult to predict, it is not uncommon for film production spending to exceed film production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

Software revenue.

Our fiscal year 2006 earnings are expected to include revenues attributable to non-film related sources including software revenue; however, there can be no assurance as to the timing and amount of such revenues.

Other items affecting forecasting.

Our fiscal year 2006 earnings are expected to include other income and expenses such as interest income and tax expense. Interest income is difficult to predict and can fluctuate depending on our cash, cash equivalents and investment balances as well as external factors beyond our control, such as economic conditions and interest rates available to us during the year. We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the tax implications are known. Our income tax rate for fiscal year 2005 was different from the U.S. statutory rate primarily due to state taxes, a tax benefit associated with certain income earned outside the United States, a tax deduction related to income attributable to domestic production activities, and certain tax exempt investment income. Our effective tax rate may fluctuate in future periods.

Changes in accounting pronouncements may also have a significant effect on our results of operations. For example, in December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123—Revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such compensation expense in our statements of income. We will adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures, previously permitted under SFAS 123 and adopted by Pixar, no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption to increase our cost of revenues and operating expenses, and the adoption of SFAS 123R could make our net income less predictable in any given reporting period, could change the way we compensate our employees, or may cause other changes in the way we conduct our business.

Our operating results have fluctuated in the past, and we expect such fluctuations to continue.

Our revenues fluctuate significantly.

We continue to expect significant fluctuations in our future quarterly and annual revenues because of a variety of factors, including the following:

•	the timing of worldwide theatrical releases of our animated feature films,

•	the success of our animated feature films,

•	the timing of the release of related products into their respective markets, such as home videos, television, and merchandising,

•	the demand for such related products, which is often a function of the success of the related animated feature film,

•	Disney’s costs to distribute and promote our feature films and related products under the Co-Production Agreement,

•	Disney’s success at marketing our feature films and related products under the Co-Production Agreement,

•	the timing and accuracy of information received from Disney and other sources on which we base estimates of revenue to be recognized from our animated feature films and related products,

•	the timing and amount of non-film related revenues, such as the licensing of our software,

•	the competitive environment, and

•	external socioeconomic and political events that are beyond our control.

In particular, since our revenue under the Co-Production Agreement and the Distribution Letter Agreement is directly related to the success of our animated feature films, our operating results are likely to fluctuate depending on the level of success of our animated feature films and related products. The revenues derived from the production and distribution of an animated feature film depend primarily on the film’s acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The commercial success of a motion picture also depends upon promotion and marketing, production costs and other factors. Further, the theatrical success of a feature film can be a significant factor in determining the amount of revenues generated from the sale of the related products.

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

A portion of our operating expenses that are allocable to film productions is either capitalized by us or reimbursed by Disney under the Co-Production Agreement. To the extent that we do not capitalize (or Disney does not reimburse) the increases in expenses, our operating expenses will increase in fiscal year 2006. In addition, as we increase the resources allocated to Ratatouille and our other future productions, we expect our operating expenses to increase significantly.

Our scheduled successive releases of feature films will continue to place a significant strain on our resources.

We have only produced and released six feature films to date and have limited experience with respect to producing more than one animated feature film at a time. Due to the strain on our personnel from the effort required for the release of an upcoming film and the time required for creative development of future films, it is possible that we would be unable to release a new film in successive years. In the past, we have been required, and may continue to be required, to expand our employee base, increase capital expenditures and procure additional resources and facilities in order to accomplish the scheduled releases of our animated feature films. This growth and expansion has placed, and continues to place, a significant strain on our resources. We cannot provide any assurances that any future animated film will be released as scheduled or that this strain on resources will not have a material adverse effect on our business, financial condition or results of operations. In addition, John Lasseter’s availability has been a key contribution to the successful completion of our prior films. As we move towards releasing one film a year, there has been and will continue to be additional demands placed on his availability. In addition to Mr. Lasseter’s role as our Executive Vice President—Creative, he is also the director of Cars, our next feature film. A lack of his availability may adversely impact the success and timing of our future films.

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

In 1997, Pixar and Disney entered into the Co-Production Agreement, pursuant to which Pixar agreed to produce the Pictures on an exclusive basis for distribution by Disney. This agreement generally provides that Pixar will be responsible for the development, pre-production and production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture. On January 27, 2006, Pixar and Disney entered into a Distribution Letter Agreement regarding the distribution of an additional feature length animated film currently entitled Ratatouille. This agreement generally provides that Ratatouille will be deemed a “Picture” under and in accordance with the terms of the Co-Production Agreement, subject to certain exceptions discussed above in “Business—Relationship with Disney.” Pursuant to the Distribution Letter Agreement, the term of the Co-Production Agreement is extended until the delivery of Ratatouille to Disney, which is expected to occur in mid-2007.

We are dependent on Disney for the distribution and promotion of our feature films and related products.

The decisions regarding the timing of the theatrical release and related products, the marketing and distribution strategy, and the extent of promotional support are important factors in determining the success of our motion pictures and related products. Under the terms of the Co-Production Agreement and Distribution Letter Agreement, Disney is required to market and distribute our films in the same manner as its premiere animated films, and Disney is required to consult with us with respect to all major marketing and distribution decisions. While Disney is prohibited from distributing potential competing films within certain release collars, we ultimately do not control (1) the manner in which Disney distributes our animated feature films and related products, (2) the number of theaters to which Disney distributes our feature films, (3) the specific timing of release of our feature films and related products or (4) the specific amount or quality of marketing and promotional support of the feature films and related products as well as the associated promotional and marketing budgets. Because Disney co-finances the films developed and produced under the Co-Production Agreement (except for Ratatouille, which we are solely financing under the Distribution Letter Agreement), distributes the films under the “Walt Disney Pictures” label and enjoys substantial financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless,

Disney could make certain decisions as to marketing, distribution or promotion of the animated feature films or related products or the marketing and promotion of its own animated or other family films that could have a material adverse effect on our business, operating results or financial condition. In addition, the costs for marketing, distribution and promotion of the films and related products are incurred well in advance of the release of such films and products, and we experience a delay in the receipt of proceeds from such films and products until after Disney recovers such costs. We are also dependent on Disney for receiving accurate information on a timely basis on which we base estimates to recognize revenue and associated gross profit from the animated feature films and related products. If we fail to receive accurate information from Disney, or fail to receive it on a timely basis, it could have a significant adverse effect on our business, operating results or financial condition.

Disney has an exclusive arrangement with us.

We have agreed not to release or authorize the release of any of our feature length animated theatrical motion pictures, other than the Pictures, until twelve months from our delivery of Ratatouille, which is currently scheduled for summer 2007.

We also agreed not to develop or produce any rides or attractions for major theme parks not owned or operated by Disney. Except for Ratatouille, we have agreed to give Disney a right to negotiate with respect to animated television productions or animated made-for-home video productions that we propose to produce during the term of the Co-Production Agreement. Disney, however, is not similarly restricted by the exclusivity provisions that bind us under the Co-Production Agreement and, therefore, may develop, produce or distribute other feature length animated and theatrical motion pictures itself or enter into similar agreements with third parties. However, if Disney produces any derivative works of the Pictures (except for Ratatouille) without us, we are entitled to receive passive royalties pursuant to the terms of the Co-Production Agreement. See “Business — Competition,” and “Risk Factors — We experience intense competition with respect to our animated feature films, animation products, and software.”

We have an obligation to finance production costs.

We co-financed the first four films under the Co-Production Agreement, as well as Toy Story 2, and we will continue to co-finance Cars and may co-finance or fully finance other related products to be developed and produced pursuant to the Co-Production Agreement. For example, we have, in the past, elected to participate actively in various interactive games with Disney where we fund half of the development costs of the games. We also have approved for production and have begun financing Pixar-only financed films, including Ratatouille. If our feature films and related products do not generate proceeds sufficient to more than offset our share of their production costs, our business, operating results and financial condition will be materially adversely affected.

Disney retains the exclusive distribution and exploitation rights.

Disney retains the exclusive distribution and exploitation rights of each Picture, all characters and story elements of each Picture and all related products we develop under the Co-Production Agreement (except for Ratatouille which is subject to the terms and conditions of the Distribution Letter Agreement). Accordingly, except in certain specified circumstances, we are not able to exploit or distribute any of our feature films or characters or elements of any of our feature films or related products developed under the Co-Production Agreement without a license from Disney. We cannot provide any assurances that such a license would be available to us on commercially reasonable terms or at all.

Disney can terminate the agreement under various circumstances.

Under the terms of the Co-Production Agreement, Disney may terminate the agreement under certain circumstances. For example, Disney is entitled to terminate the Co-Production Agreement in the event that certain types of competitors directly or indirectly acquire or control a 50% or greater ownership interest in Pixar or Pixar merges or consolidates into such a competitor. Disney would not lose any of its rights to distribute and exploit all feature films and all characters and elements of our feature films and other products we develop under the Co-Production Agreement. Further, in the event that Disney terminates the Co-Production Agreement, we would be required to seek alternative channels for distribution of our animated feature films and related products. See “Business — Relationship with Disney.”

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

The success of each animated feature film developed and produced by us depends in large part upon our ability to develop and produce compelling stories and characters that will appeal to a broad audience. Traditionally, this process has been extremely difficult. While we have enjoyed worldwide box office success with all of our feature films, there can be no assurance that similar levels of success will be achieved by our subsequent films, including Cars, Ratatouille and our other future projects.

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

CGI is now the most prevalent form of animation among feature-length animated films, and the number of CGI-animated films released has been increasing significantly. Several movie studios have developed their own internal computer animation capability, which may be used for special effects in animated films and live action films in addition to creating CGI-animated feature films. For example, DreamWorks successfully produced and released Antz in 1998, Shrek in 2001, Shrek 2 and Shark Tale in 2004, and Madagascar in May 2005. Fox, through its subsidiary Blue Sky, successfully produced Ice Age, which was released in March 2002, and Robots, which was released in March 2005. Warner Bros. released The Polar Express in November 2004. Disney domestically distributed Valiant, a co-production with Vanguard Entertainment, in August 2005, and released Chicken Little, the first film produced by Disney’s new CGI feature animation department, in November 2005. Other movie studios may internally develop, license or sub-contract three-dimensional animation capability, or enter into co-production agreements with other studios capable of developing and producing three-dimensional CGI-animated films. Further, we believe that continuing enhancements to commercially available computer hardware and software technology have lowered and will continue to lower barriers to entry for studios or special effects companies which intend to produce computer-animated feature films or other products.

We believe competition from animated feature films and family-oriented feature films will likely continue to intensify over the next several years. Primarily CGI-animated feature films currently expected to be released by major studios in 2006 include Ice Age 2, The Wild, Over the Hedge, Monster House, The Ant Bully, Open Season, Barnyard, Flushed Away, Happy Feet, and Meet the Robinsons, among others. Family-oriented feature films currently expected to be released by major studios in 2006 include The Shaggy Dog, Hoot, Garfield 2, Pirates of the Caribbean: Dead Man's Chest, Flicka, Zoom, How to Eat Fried Worms, Santa Clause 3, Eragon, and Charlotte's Web, among others. Due to a potentially large number of CGI-animated feature films and family-oriented films scheduled for release over the next few years, it is possible that the market for these films will become further saturated.

Our films will continue to compete with the feature films of other movie studios for optimal release dates, audience acceptance, and exhibition outlets. In addition, we compete and will continue to compete with other movie studios for the services of performing artists, and the services of other creative and technical personnel, particularly in the fields of animation and technical direction. Some of the other movie studios with which we compete have significantly greater financial, marketing and other resources than we do. In addition to box office and home video competition, other family-oriented films may continue to compete with The Incredibles and Finding Nemo, and the rest of our film library, with respect to related television, merchandise, and other future revenue sources.

The Co-Production Agreement, as modified by the Distribution Letter Agreement provides that we will develop and produce six original computer-animated feature films. Because Disney co-finances the films developed and produced under the Co-Production Agreement (except for Ratatouille, which we are financing in full under the Distribution Letter Agreement), distributes the films under the “Walt Disney Pictures” label and enjoys financial benefits in the event that such films achieve significant box office revenues, we believe that Disney desires such films to be successful. Nonetheless, during its long history, Disney has been a very successful producer and distributor of its own animated feature films. While the Co-Production Agreement imposes restrictions prohibiting Disney and its affiliates from releasing animated films or live action family films within certain release windows from our films, including Ratatouille pursuant to the Distribution Letter Agreement, it is likely that other family-oriented motion pictures distributed by Disney or its affiliates will overlap in the market and compete with our animated feature films. For example, Pirates of the Caribbean: The Curse of the Black Pearl, Spy Kids 3D: Game Over, and Freaky Friday competed directly with Finding Nemo for domestic theatrical market share during summer 2003. The home video releases of Pirates of the Caribbean: The Curse of the Black Pearl and Freaky Friday also competed with Finding Nemo in the worldwide home video market. The theatrical releases of Disney’s National Treasure and Miramax’s Finding Neverland in November 2004 competed with the worldwide theatrical release of The Incredibles, and the home video release of these films competed with The Incredibles in the worldwide home video market. Disney’s release of The Wild on April 14, 2006 and Pirates of the Caribbean: Dead Man’s Chest on July 7, 2006 will compete with Cars, which is scheduled for release on June 9, 2006. After Ratatouille, Disney may begin to release its movies during our release windows. This could have an adverse impact on the commercial success required for us to profit from future films. Our contractual arrangement with Disney also presents other risks. See “Risk Factors — The Co-Production Agreement imposes several risks and restrictions on us.”

Computer Graphics Special Effects Firms.

We also expect to compete with computer graphics special effects firms, including Industrial, Light & Magic (“ILM”), Rhythm & Hues, Tippett Studios, WETA Digital, Digital Domain, and Sony Pictures Imageworks. These computer graphics special effects firms may be capable of creating their own three-dimensional computer animated feature films or may produce such films for movie studios that compete with us. For example, ILM has already created and produced three-dimensional character animation which was used for several central characters in live action films such as Star Wars Episode III: Revenge of the Sith. ILM has a royalty-free, paid-up license to use our RenderMan® software and to obtain at no cost all enhancements and upgrades thereto. Other computer graphics special effects firms have licensed or may license RenderMan®. Accordingly, our RenderMan® software may not provide us with a competitive advantage. We also compete, or may in the future compete, with the above firms with respect to animation products other than feature films.

Software Publishers.

We also experience competition with respect to our RenderMan® software product. In particular, we compete with makers of computer graphics imaging software, principally Mental Images GmbH sold as an OEM product through Alias, which was recently acquired by Autodesk, Discreet (a division of Autodesk), and Avid Technologies. In addition to Mental Images products, Autodesk also markets internally developed competing rendering software products at lower prices than the price at which we offer RenderMan®. Under appropriate circumstances, we have in the past elected and might in the future elect to license our rendering technology patents to other companies, some of which may compete with us. In addition, as PC’s become more powerful, software suppliers may also be able to introduce products for PC’s that would be competitive with RenderMan® in terms of price and performance for professional users. In addition, there have been advances in graphics processing unit technology that may impinge on the market for software rendering solutions. Faster and lower cost graphic cards provide capability for users to produce pictures of higher complexity than previously available.

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

Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, especially our film directors, producers, animators, creative personnel and technical directors. In particular, we are dependent upon the services of Steve Jobs, John Lasseter, Edwin E. Catmull, Simon Bax, and Lois Scali. We do not currently have “key person” life insurance for any of our employees other than John Lasseter. We do have an employment agreement with Mr. Lasseter, however, such employment agreement does not necessarily assure the services of Mr. Lasseter. Moreover, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, we have not required our employees, other than Mr. Lasseter, to enter into employment agreements. The loss of the services of any of Messrs. Jobs, Lasseter, Bax, Dr. Catmull, Ms. Scali or of other key employees, especially our film directors, producers, animators, creative personnel and technical directors, could have a material adverse effect on our business, operating results or financial condition. See “Business — Employees” and “Executive Officers of the Company.”

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

Under the Co-Production Agreement, Disney is required to distribute the Pictures in a manner consistent with that of Disney’s premiere animated films. Currently, distribution of our films generally includes (1) worldwide theatrical exhibition, (2) worldwide home video sales, (3) worldwide television licensing, including video-on-demand (VOD), Pay-Per-View, pay television, network, basic cable and syndication, (4) non- theatrical exhibition, such as airlines, schools and armed forces facilities and (5) marketing of other rights of the picture, which may include licensing of merchandise, such as toys, interactive games and soundtrack recordings.

Although the Co-Production Agreement provides us with some protection, we cannot provide any assurances that our feature films made under the Co-Production Agreement will be distributed through all of these outlets. See “Business — Business Model and Products.”

Although we have enjoyed a tremendously successful track record with all six of our feature films, we cannot provide any assurances that our future films will enjoy the same level of success. Currently, Disney shares the financial risks associated with the production of our films under the Co-Production Agreement (except Ratatouille) by financing 50% of the production costs. In addition, under the Co-Production Agreement, Disney is responsible for financing 100% of the costs related to the marketing and distribution of the films. In the event that a film does not generate sufficient revenues to offset such costs, Pixar is not responsible for any losses Disney incurs. However, because we anticipate financing 100% of the production costs of our future films, we expect to bear all of the financial risks associated with a future film’s production costs. In addition, we cannot provide any assurances that future distribution agreements, if any, will provide us with our current level of risk minimization related to the financing of marketing and distribution expenses. In addition, as additional entrants emerge in the animation marketplace, there may be increased competition for distribution partners.

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

We are currently co-financing Cars pursuant to the Co-Production Agreement and solely financing our other feature films including Ratatouille. The future production costs of Cars, Ratatouille and subsequent films, and any future expansion of our studio and headquarters in Emeryville, California, may have an adverse impact on our cash and investment balances. As of December 31, 2005, we had $1.0 billion in cash, cash equivalents and investments. We believe that these funds, along with future cash provided by operating activities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, production costs for Cars and Ratatouille, as well as production and development costs for future films and development projects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K. To date, we have chosen to use our existing cash resources to fund film production costs and construction costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Moreover, we cannot provide any assurances that we will be successful in obtaining future financing, or even if such financing is available, that we will obtain it on favorable terms or on terms providing us with sufficient funds to meet our obligations and objectives.

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

We face risks relating to the international distribution of our films and related products.

Because we have historically derived a significant amount of our revenue from the exploitation of our films in territories outside of the United States, our business may be subject to risks inherent in international trade, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	differing cultural tastes and attitudes, including varied censorship laws;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates; and

•	war and acts of terrorism.

A single shareholder owns a large percentage of our outstanding stock.

Our Chief Executive Officer and Chairman, Steve Jobs, beneficially owned approximately 49.8% of our outstanding Common Stock as of February 15, 2006. As a result, Mr. Jobs, acting alone, is virtually able to exercise sole discretion over all matters requiring shareholder approval, including the election of the entire board of directors and approval of significant corporate transactions, including an acquisition of Pixar. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Pixar, impeding a merger, consolidation, takeover or other business combination involving Pixar, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Pixar.

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

The market price of our Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors, including the publication of box office results for our feature films and those of our competitors, fluctuations in our quarterly or annual results of operations, changes in financial estimates by securities analysts, announcements made by us, Disney, or our competitors, budget increases, delays in or cancellation of feature film or other product release dates, speculation about the negotiation of terms or conditions of our next distribution arrangement, or socioeconomic, political or other factors. For example, since the beginning of fiscal year 2004 through February 15, 2006, our Common Stock closed as low as $31.21 and as high as $61.30 per share. See “Market for Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K. Moreover, in recent years, the stock market has experienced extreme price and volume fluctuations, some of which have been unrelated or disproportionate to the operating performances of the companies affected. These broad market and industry fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. For instance, recently several purported securities class action lawsuits were filed against Pixar. See “Legal Proceedings” in Item 3 of this Form 10-K.

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

Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report is relatively new, some of our judgments will be in areas that may be open to interpretation. Therefore our management report may be uniquely difficult to prepare and our auditors, who are required to issue an audit report covering our internal control over financial reporting, may not agree with management’s assessment. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls to future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate.

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

Item 1B.    Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2005 fiscal year that remained unresolved.

Item 2.    Properties

Our primary studio and headquarters facility is located at 1200 Park Avenue, Emeryville, California and consists of approximately 247,000 square feet of office space in two buildings, which we own. In addition, we lease approximately 40,000 square feet of office and warehouse space, which are located within close proximity to our Emeryville facility, as well as approximately 4,000 square feet of office space in Seattle, Washington, which is occupied by our RenderMan® software group. We believe that our properties and facilities are suitable and adequate for current operations. In November 2002, we purchased approximately 2.24 acres of land adjacent to our primary facility for $9.4 million, for future expansion. Our primary studio and headquarters facility together with the additional land purchases noted above represents our Emeryville Campus. We used existing cash resources to fund these facility-related costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this Form 10-K.

Item 3.    Legal Proceedings

Shareholder Litigation.    On October 21, 2005, a putative shareholder class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Mataraza v. Pixar, et al., Case No. C-05-4290 JSW. The complaint asserts a class period from January 18, 2005 to June 30, 2005. Three other similar complaints have been filed since October 21, 2005. Plaintiff alleges that the defendants made false and misleading statements about earnings projections for the second fiscal quarter of 2005, ended July 2, 2005, in light of sales and return information for home video sales of The Incredibles. The cases have been consolidated before a single judge and are referred to as In re Pixar Securities Litigation. Currently pending before the court is a motion for appointment of lead plaintiffs and their respective counsel. Management believes the lawsuits to be without merit and intends to vigorously defend against the action.

Informal Inquiry by the SEC.    The Company received an informal inquiry from the SEC requesting information regarding the disclosure of our second quarter financial results. The SEC informed the Company in a letter dated February 17, 2006 that the informal inquiry had been terminated.

Merger Related Litigation.    On January 27, 2006, an action, titled Jonathan Levene v. Pixar, et al., was filed in the Superior Court of the State of California for the County of Alameda, naming Pixar and all members of the Pixar board of directors as defendants. The complaint generally alleged that Pixar’s directors breached their fiduciary duties in approving the proposed merger between Pixar and Disney because they failed to maximize value for Pixar’s shareholders. The complaint sought class certification and certain forms of equitable relief, including enjoining the consummation of the proposed merger. The complaint did not seek compensatory damages. On January 30, 2006, the defendants removed the action to the United States District Court for the Northern District of California. On February 1, 2006, the plaintiff dismissed the action voluntarily.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of Pixar and their ages as of February 15, 2006 are as follows:

Name	Age	Position
Steve Jobs	50	Chairman and Chief Executive Officer
Edwin Catmull	60	President
Simon Bax	46	Executive Vice President, Chief Financial Officer and Secretary
John Lasseter	49	Executive Vice President, Creative
Lois J. Scali	57	Executive Vice President, General Counsel

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

Dr. Catmull is a co-founder of Pixar and has served as President since January 2001. Dr. Catmull also served as Chief Technical Officer from the Company’s inception until January 2001. Previously he was Vice President of the Computer Division of Lucasfilm, Ltd., where he managed four development efforts in the areas of computer graphics, video editing, video games and digital audio. Dr. Catmull has been honored with four Scientific and Technical Engineering Awards from The Academy of Motion Picture Arts and Sciences for his work, including an Oscar®. He also won the Coons Award, which is the highest achievement in the computer graphics field, for his lifetime contributions and was awarded the animation industry’s Ub Iwerks Award. Dr. Catmull is a member of the Academy of Motion Picture Arts and Sciences and the National Academy of Engineering. Dr. Catmull earned his B.S. degrees in computer science and physics and his Ph.D. in computer science from the University of Utah.

Mr. Bax has served as Executive Vice President and Chief Financial Officer since May 2004. From September 2001 to April 2004, Mr. Bax served as a consultant and acted as a principal in two partnerships formed to raise funds to co-finance films with a major studio. From June 2003 to present, Mr. Bax has served as chairman at SmartJog S.A., a company that provides secure digital content delivery between film and television distributors and broadcast facilities throughout the world. From 1994 through 2001, Mr. Bax was Chief Financial Officer for Fox Filmed Entertainment where he managed finance, information technology and strategic planning related to the production and distribution of all films produced by the company’s Motion Picture Group. In addition, he oversaw the financial functions of Twentieth Century Fox Television and Fox Television Studios, and was responsible for studio operations worldwide. Mr. Bax is a graduate of Gonville and Caius College at the University of Cambridge in England. He is currently a member of the Academy of Motion Picture Arts and Sciences and the British Academy of Film and Television Arts.

Mr. Lasseter is a two-time Academy Award®-winning director and animator. In addition to serving as head of all of Pixar Animation Studios’ films and projects as Executive Vice President, Creative, he directed Toy Story, (the first feature-length computer animated film), A Bug’s Life and Toy Story 2. He is the Executive Producer of Monsters, Inc., Finding Nemo and The Incredibles and in 2001 he was given an honorary doctorate degree from the American Film Institute and in 2003 and 2004, he was awarded the Art Directors Guild’s coveted Honorary Contribution to Cinematic Imagery Award. Mr. Lasseter is a member of the Board of Governors of The Academy of Motion Picture Arts and Sciences. Mr. Lasseter is currently directing his fourth feature film, Cars. Mr. Lasseter directed the first computer-animated feature film, Toy Story, for which he received a Special Achievement Oscar® and was nominated for Best Original Screenplay, the first animated film ever to receive an Oscar® nomination for screenplay. Mr. Lasseter has written and directed a number of short films and television commercials while at Pixar: Luxo Jr. (1986 Academy Award® nominee), Red’s Dream (1987), Tin Toy (1988 Academy Award® Winner) and Knick Knack (1989), which was produced as a 3D stereoscopic film. Tin Toy was the first computer animated film to win an Oscar®, when it won the 1988 Academy Award® for Best Animated Short Film. Mr. Lasseter also designed and animated the Stained Glass Knight character in the 1985 Steven Spielberg production, Young Sherlock Holmes. Mr. Lasseter joined Lucasfilm’s Computer Division in 1984, and was a founding member of Pixar when it was formed in February 1986. Prior to this, he spent five years as an animator at The Walt Disney Company, where he worked on such films as The Fox and the Hound and Mickey’s Christmas Carol. He earned his B.F.A. in film from the California Institute of the Arts where he produced two animated films, each winners of the student Academy Award® for Animation: Lady and the Lamp in 1979 and Nightmare in 1980. His very first award came at the age of five when he won $15.00 from the Model Grocery Market in Whittier, California for a crayon drawing of the Headless Horseman.

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

	High	Low
2004
First Quarter	$35.25	$30.30
Second Quarter	35.29	31.18
Third Quarter	40.98	32.75
Fourth Quarter	47.56	38.02

	High	Low
2005
First Quarter	$49.75	$41.68
Second Quarter	54.57	42.68
Third Quarter	45.98	40.80
Fourth Quarter	58.23	44.28

As of February 15, 2006, we had approximately 7,919 shareholders of record. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The price for the Common Stock as of the close of business on February 15, 2006 was $61.30 per share. We have never paid any cash dividends on our Common Stock. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Item 6.    Selected Financial Data

The following selected financial data is derived from our financial statements. This data should be read in conjunction with the Financial Statements and notes thereto included on pages 56-85, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Revenue	$70,223	$201,724	$262,498	$273,472	$289,116
Net income	36,217	89,950	124,768	141,722	152,938
Basic net income per share	0.38	0.89	1.15	1.25	1.29
Diluted net income per share	0.35	0.84	1.09	1.19	1.24
Total assets	523,294	732,066	1,002,056	1,275,037	1,488,740
Total shareholders' equity	505,686	713,062	940,510	1,220,095	1,441,962

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” in Item 1A of this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and notes thereto included on pages 56-85 of this Form 10-K. In addition, you may find information regarding certain recent developments at Pixar, including information regarding the Merger Agreement with Disney by which Disney has agreed to acquire Pixar, in the subsection entitled “Recent Developments” in Item 1 of this Form 10-K.

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

In February 1997, we entered into the Co-Production Agreement (which, except for certain economic provisions applicable to Toy Story, superseded the Feature Film Agreement) with Disney pursuant to which we, on an exclusive basis, agreed to produce five original computer-animated feature-length theatrical motion pictures (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance the production costs of the Pictures, co-own the Pictures (with Disney having exclusive distribution and exploitation rights), co-brand the Pictures, and share equally in the profits of each Picture and any related merchandise as well as other ancillary products, after recovery of all marketing and distribution costs (which Disney finances), a distribution fee paid to Disney and any other predefined fees or costs, including any third party participations. The Co-Production Agreement generally provides that we will be responsible for the production of each Picture, while Disney will be responsible for the marketing, promotion, publicity, advertising and distribution of each Picture.

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

In November 2001, we released Monsters, Inc., our fourth animated feature film, which counts as the second original Picture under the Co-Production Agreement. In May 2003, we released Finding Nemo, our fifth animated feature film, which counts as the third original Picture under the Co-Production Agreement. In November 2004, we released The Incredibles, our sixth animated feature film, which counts as the fourth original Picture under the Co-Production Agreement. We are currently in post-production on Cars, which is scheduled for release on June 9, 2006. Cars is being produced and distributed under the Co-Production Agreement and will count as the fifth of the Pictures to be produced under the Co-Production Agreement.

We are also in production on Ratatouille, which will be fully financed by us and distributed by Disney and is scheduled for a summer 2007 release. Pursuant to the Distribution Letter Agreement, Ratatouille will be deemed a “Picture” under and in accordance with the terms of the Co-Production Agreement, subject to certain exceptions, including those described above in Item 1, “Relationship with Disney.” Additionally, we are in various stages of development and production on other feature films.

The term of the Co-Production Agreement continues until we deliver Ratatouille to Disney.

Pixar and Disney jointly finance all production costs relating to the Pictures (except for Ratatouille) on an equal basis. Pursuant to the terms of the Co-Production Agreement the parties established a mutually acceptable funding mechanism to ensure that sums would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and the Pictures (except for Ratatouille) under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, we have netted the reimbursements against the related costs. These reimbursed costs through the end of fiscal 2005 are set forth in Note 4 of Notes to Financial Statements.

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

For example, in the past, our theatrical revenues have been adjusted for our estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. Estimated reserves for uncollectible amounts are established based on a review of the industry, discussions with Disney, and our historical experience. To date we have not experienced significant losses, and therefore we have not had significant reserves for uncollectible receivables. The total allowance against our revenue for theatrical exhibitor uncollectible amounts approximated $1.0 million and $0.1 million at January 1, 2005 and December 31, 2005, respectively.

We have also made adjustments to our home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining our home video reserves for a particular title, we review information such as Disney’s current return reserves, the historical return reserves for our previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that is available. Disney has provided and may continue to provide us with reserve information that may differ substantially from our historical experience with our previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, we have and may continue to record reserves more consistent with our historical experience. Our home video return reserves were in line with Disney’s at December 31, 2005. The estimate for return reserves, whether based on historical information or more current information from Disney, is inherently subjective and may differ significantly from actual results. Our original estimates on reserves may be revised in future periods as new and additional information becomes available. See Note 9 of Notes to Financial Statements for further discussion on reserves for returns.

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

Software Revenue

Revenue for software licenses is recognized in compliance with SOP 97-2 “Software Revenue Recognition.” Under SOP 97-2 we recognize revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery of the product has occurred;

•	the fee is fixed or determinable; and

•	collection of these fees is probable.

SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as support services, based on the relative fair values of the elements. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

Software maintenance is recorded as deferred revenue and is recognized ratably over the term of the agreement, which is generally twelve months.

Film Production Costs

We capitalize our share of direct film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consist of salaries, equipment and overhead. With regard to the Pictures (except for Ratatouille), we capitalize film production costs in excess of reimbursable amounts from Disney. For film projects fully financed by us, such as Ratatouille, we capitalize all film production costs. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Capitalized production overhead does not include administrative, general and research and development expenses.

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

Results of Operations

Our revenues are derived primarily from our animated feature films and related products, and to a lesser extent, software licensing. Feature film revenue and related products represented approximately 95% of our total revenue in fiscal years 2003, 2004, and 2005. Significant film revenue streams include worldwide theatrical, home video, television and consumer products. Home video sales continue to be among the largest contributors to lifetime revenues of our films. The television market for our feature films generally follows the theatrical and home video release. We intend to release all of our films on television, which includes Pay-Per-View, pay television and network television.

Our results for the year ended December 31, 2005 were driven primarily by worldwide home video and consumer products revenue from The Incredibles and the continued success of Finding Nemo from worldwide home video, worldwide television and consumer products licensing. Additionally, our film library contributed approximately 23% of our total film revenues underscoring the long-term value of these highly successful franchises.

Revenue

Total revenue, which consists of film revenue and software revenue, amounted to $262.5 million in 2003, $273.5 million in 2004 and $289.1 million in 2005.

Film revenue was $250.4 million in 2003, $260.8 million in 2004, and $274.8 million in 2005. Film revenues for 2003 consisted of $189.2 million from Finding Nemo, primarily attributable to domestic home video revenues and worldwide theatrical revenues. Our library titles contributed $60.6 million for fiscal 2003, resulting from merchandise sales, worldwide home video sales and worldwide television licensing. During 2003, Disney provided updated information reflecting higher home video return activity than had been originally anticipated which reduced revenues by $4.4 million. We also received a settlement on Monsters, Inc. merchandise revenue, which resulted in an increase of $3.5 million to our revenues. Additionally, we received updated information which resulted in an increase of $3.5 million to our revenues. Additionally, we received updated information from Disney relating to home video expenses, which decreased previously recorded home video expenses by $3.2 million for all of our film titles on a cumulative basis.

Film revenues for 2004 included $150.8 million from Finding Nemo, primarily attributable to worldwide home video revenues and consumer products revenues. The Incredibles, which began its worldwide theatrical release in November 2004, generated revenues of $40.4 million during the year. Our library titles also generated revenues of $67.4 million during the year, primarily from home video sales and television licensing. Animation services revenues contributed $2.2 million to total film revenues for the year. During 2004, revisions to reserve estimates that were established in prior years for Monsters, Inc. international home video reserves and Finding Nemo domestic home video reserves resulted in approximately $8.1 million and $15.6 million in revenues, respectively. See Note 9 of Notes to Financial Statements for further discussion on reserves for returns. Additionally, we adjusted our estimates on expense margins for Finding Nemo and Monsters, Inc. home video and merchandise, which increased our revenues by $13.8 million for the year.

Film revenue for 2005 included $151.7 million from The Incredibles, primarily attributable to worldwide home video revenues and consumer products revenues. Finding Nemo generated revenues of $58.3 million predominantly from worldwide home video, worldwide television and consumer products licensing. Our library titles also generated revenues of $63.0 million during the year, primarily from home video sales, television licensing and merchandising. Included in net revenues was $4.1 million relating to Toy Story, resulting from a reduction in television expenses based on updated information obtained from Disney. Also included in these amounts were $9.8 million of additional film revenues, primarily related to a reduction of international home video and television expenses across all of our titles resulting from updated information received from Disney.

Software revenue includes software license revenue, principally from RenderMan®, and royalty revenue from licensing Physical Effects, Inc. (“PEI”) technology to a third party. Software revenue was $12.1 million in 2003, $12.6 million in 2004, and $14.4 million in 2005. PEI, a company we acquired in 1998, licensed certain of its technology to a third party, from which we now receive associated royalty revenue on a quarterly basis. Software maintenance contracts are recorded as unearned revenue and recognized ratably over the life of the maintenance agreement, which ranges from 6 to 24 months in duration.

For fiscal years 2003, 2004, and 2005 Disney accounted for 94%, 90%, and 93% respectively, of our total revenue. The revenue from Disney consists primarily of film related revenues. Because of our relationship with Disney under the Co-Production Agreement, Disney is expected to represent significantly greater than 10% of our revenues in 2006 and in the near future.

Cost of Revenue

Cost of revenue was $38.1 million in 2003, $29.9 million in 2004, and $39.4 million in 2005, and represents primarily amortization of capitalized film costs. Cost of revenue as a percentage of revenue for fiscal years 2003, 2004, and 2005 was 14%, 11%, and 14%, respectively. Our cost of revenue as a percentage of revenue may vary for any given period due to changes in the mix of film revenue as the gross profit varies by film, as well as for revisions to estimates on revenue to be received under the individual-film-forecast-computation method. A change to an individual film’s estimate of revenue to be received may result in an increase or decrease to the amortization of the capitalized film costs relative to a previous period. Toy Story revenue has no related cost, as film costs have been fully amortized. The decrease in cost of film revenue as a percentage of total film revenue for 2004 compared to 2003 can be attributable to favorable revisions on estimates of revenue to be received, primarily for Finding Nemo and Monsters, Inc. The increase in cost of revenue as a percentage of total film revenue from 2004 to 2005 can be attributable to a higher proportion of revenues from The Incredibles, which had a higher amortization percentage as compared to Finding Nemo in the prior year. We expect Finding Nemo to generate higher ultimate revenues over its lifetime than The Incredibles, which contributes to Finding Nemo’s lower amortization rate. The increase attributable to The Incredibles was partially offset by lower cost amortization for Finding Nemo and our library titles due to increases in their forecasted ultimate revenues when compared to the prior year. Due to the continued success of Finding Nemo and our library titles and the corresponding increases in their ultimate revenue, the amortization costs for our films have decreased relative to their respective amortization percentages in previous years due to increases in their ultimate revenue.

Operating Expenses

Total operating expenses increased from $30.5 million in 2003 to $34.9 million in 2004 and decreased to $34.3 million in 2005. Under the Co-Production Agreement, Disney reimburses us for half of certain general and administrative costs and certain research and development costs that benefit the productions of the Pictures

(except for Ratatouille, which Pixar funds entirely). The funding received from Disney is treated as operating expense reimbursements. See Note 4 of Notes to Financial Statements for additional discussion of Disney’s operating expense reimbursements.

Since February 2003, when we approved the production of Ratatouille, we have expensed as incurred certain costs that were previously reimbursed by Disney. Our proportion of operating expenses previously borne by Disney has and will continue to increase as we begin to fully finance our films. Additionally, we expect our operating expenses to continue to increase as a result of the growth of the studio as we ramp up to meet the needs of multiple films in production.

During fiscal 2003, our operating expenses included approximately $3.2 million of costs related to an employee bonus in recognition of their contribution to the box office success of Finding Nemo. Additionally, we wrote off $1.9 million in costs previously capitalized for future film projects. In reviewing our projects in development, we determined it unlikely that these projects would be green-lit for production within the next three years; therefore, under SOP 00-2, we expensed these amounts. During fiscal 2004, our operating expenses included approximately $2.1 million of costs related to bonuses to employees in recognition of the box office success of The Incredibles. During 2005, our costs increased due to a greater proportion of expenses which were previously borne by Disney. Such increases were offset by a decrease in employee related costs as no bonus was paid in 2005 and there was a shift in certain research and development resources to production.

To the extent that personnel, facilities and other expenditures are neither capitalized by us nor allocated to and paid for by Disney, and precede or are not subsequently followed by an increase in revenue, our business, operating results and financial condition will be materially adversely affected.

Research and Development.    Research and development expenses consist primarily of salaries and support for personnel conducting research and development for the RenderMan® product, for our proprietary Marionette™ and Ringmaster™ animation and production management software and for creative development for future films. Research and development expenses were $15.3 million in 2003, $17.4 million in 2004, and $11.1 million in 2005. The increase in research and development costs for 2004 over 2003 was primarily attributable to increased creative development and short film projects, as well as a decrease in Disney’s reimbursement of allocated costs under the Co-Production Agreement. This increase was partially offset by the write off of development projects in 2003 as described above. The decrease in research and development costs for 2005 over 2004 was primarily attributable to a decrease in employee related costs as no significant bonuses were paid in 2005 and there was a shift in certain research and development resources to production. These decreases were partially offset by a larger share of operating expenses previously borne by Disney. We believe that research and development expenses may increase in future periods. To date, all research and development costs not reimbursed by Disney have been expensed as incurred.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related overhead, as well as public relations, advertising, technical support and trade show costs required to support our software segment. Sales and marketing expenses were $2.4 million in 2003, $2.5 million in 2004, and $5.1 million in 2005. Sales and marketing expenses remained relatively unchanged in 2004 compared to 2003. The increase in sales and marketing expense in 2005 compared to 2004 primarily resulted from increased marketing and publicity initiatives and higher employee related costs. We believe that sales and marketing expenses may increase in future periods, particularly in the areas of public relations, corporate marketing, and consumer products.

General and Administrative.    General and administrative expenses consist primarily of salaries of management and administrative personnel, insurance costs and professional fees. General and administrative expenses have increased from $12.8 million in 2003 to $15.0 million in 2004 to $18.1 million in 2005. The increase in 2004 compared to 2003 was primarily due to increased professional fees and a decrease in Disney’s reimbursement of allocated costs under the Co-Production Agreement as mentioned above. The increase in 2005 compared to 2004 was primarily due to increased employee related costs, professional services fees, and an increased proportion of operating expenses previously shared with Disney, partially offset by no significant bonuses being paid in 2005. General and administrative expenses may continue to increase in future periods.

Interest Income and Other

Interest income and other was $10.5 million in 2003, $12.4 million in 2004, and $26.2 million in 2005 and consists primarily of interest income on investments. The increase in 2004 compared to 2003 was the result of higher average cash and investment balances. The increase in 2005 compared to 2004 was primarily due to higher average cash, cash equivalent, and investment balances earning interest at higher average rates.

Income Taxes

Income tax expense of $79.7 million, $79.4 million, and $88.7 million reflects our effective tax rates of 39.0%, 35.9%, and 36.7% for fiscal years 2003, 2004, and 2005, respectively. In 2003, our income tax rate approximated U.S. Federal and California State statutory rates. In 2004, our effective tax rate was lower than the statutory tax rate primarily as a result of the recognition of a federal tax benefit associated with certain income earned outside the U.S. for fiscal years 2000 through 2004. We recorded the benefit for fiscal years 2000 through 2003 in 2004 as the availability of this tax benefit in prior years was uncertain and was therefore not factored into our tax rate until 2004. In 2005, our effective tax rate was lower than the statutory tax rate due to a number of factors, including the tax benefit associated with certain income earned outside the U.S., a tax deduction related to income attributable to domestic production activities, and certain tax-exempt investment income.

Capitalized Film Production Costs

We had $182.1 million in capitalized film production costs as of December 31, 2005, consisting of costs relating to Toy Story 2, A Bug’s Life, Monsters, Inc., Finding Nemo, The Incredibles and Cars, all of which are being co-financed by Disney under the Co-Production Agreement. Capitalized film production costs also include costs related to Ratatouille, our first Pixar-only financed film and other Pixar only financed films in production and development. All Toy Story capitalized film costs were fully amortized as of December 31, 1997.

Liquidity and Capital Resources

	Fiscal Years Ended
	January 3, 2004	January 1, 2005	December 31, 2005
	(in thousands)
Net cash provided by operating activities	$124,803	$271,373	$156,353
Net cash used in investing activities	(186,075)	(374,752)	(221,144)
Net cash provided by financing activities	65,161	83,720	41,497

Net increase (decrease) in cash and cash equivalents	$3,889	$(19,659)	$(23,294)

We generated $124.8 million, $271.4 million and $156.4 million of cash from operating activities during fiscal years 2003, 2004, and 2005, respectively. The increase in cash generated from operating activities during 2004 compared to 2003 resulted primarily from the differences in the timing of the collection of our receivables from Disney and an overall increase in net income. The decrease in cash generated from operating activities during fiscal year 2005 compared to fiscal 2004 resulted primarily from increased spending on production costs and differences in the timing of the collection of our receivables from Disney, partially offset by an overall increase in net income. The fluctuation in cash used in investing activities for fiscal years 2003, 2004, and 2005 was mainly attributable to the timing of purchases and sales of investments, while cash provided by financing activities for fiscal years 2003, 2004, and 2005 was solely attributable to proceeds received from the exercise of stock options by employees.

As of December 31, 2005, our principal source of liquidity was approximately $1.0 billion in cash, cash equivalents and investments. Our investments have increased from $473.6 million at January 3, 2004 to $826.1 million at January 1, 2005 to $1.0 billion at December 31, 2005. Our future capital commitments primarily consist of obligations to fund production costs of films and derivative products under the Co-Production Agreement and beyond. Pursuant to the Co-Production Agreement, we will continue to co-finance Cars and pursuant to the Distribution Letter Agreement, we will finance all production costs of Ratatouille. In the future, we may co-finance other derivative works such as theatrical sequels, direct-to-home-video sequels, interactive products and television productions. Additionally, we have already approved for production future films beyond the Co-Production Agreement and the Distribution Letter Agreement and have other projects in various stages of development, which we will finance entirely on our own.

Film Production Costs.    In fiscal year 2006, we expect to spend approximately $110 million to $115 million, net of Disney’s film cost reimbursements, on capitalized film costs to fund our ongoing film projects under the Co-Production Agreement as well as Ratatouille and future projects, which will directly impact working capital.

Facility Related Capital Expenditures.    In fiscal year 2006, we expect to spend approximately $13 million to $15 million related to capital expenditures for our Emeryville Campus and other facility related projects.

We believe that our current available funds and forecasted cash from operations in fiscal 2006 will be sufficient to satisfy our currently anticipated cash needs for working capital and capital expenditures. There can be no assurance that current and forecasted cash from operations will be sufficient to fund operations. To date, we have chosen to use our existing cash resources to fund both the construction on our Emeryville campus and film production costs. We may continue to use our cash resources for such expenditures, or may choose to finance such capital expenditures through issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism.

Contractual Obligations.    At December 31, 2005, we had contractual commitments to make payments under operating leases. Payments due under these long-term obligations are as follows (in thousands):

	Payments Due by Year
	2006	2007	2008	2009	Thereafter	Total
Operating lease obligations	$1,127	$512	$332	$280	$262	$2,513

Merger Agreement with the Walt Disney Company.    On January 24, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Disney by which Disney has agreed to acquire Pixar (the “Merger”). The Merger Agreement has been approved by the Boards of Directors of both Pixar and Disney.

The Merger Agreement contains certain termination rights for both Pixar and Disney and provides that in certain specified circumstances, Pixar must pay Disney a termination fee of $210 million (generally in the event the Board of Directors of Pixar changes its recommendation that its shareholders approve the principal terms of the Merger Agreement and the Merger, or elects to pursue a superior acquisition proposal from a third party).

Off-Balance Sheet Arrangements.

As of December 31, 2005, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 — Revised 2004 (“SFAS 123R”), “Share-Based Payment.” The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. We intend to adopt SFAS 123R for our fiscal year beginning January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of income. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the adoption of SFAS 123R is expected to have a material effect on our results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006.

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. We believe that the adoption of the FSP will not have a material effect on our results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29).” SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS 153 will not have a material effect on our results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3).” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement beginning in fiscal year 2006 and believe that the adoption of SFAS 154 will not have a material effect on our results of operations, financial position or cash flows.

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

All of our financial instruments are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are classified as “available for sale.” The table below provides information regarding our investment portfolio at December 31, 2005. The table presents principal cash flows and related weighted-average fixed interest rates presented by expected maturity date (dollars in thousands):

	Less than 1 Year	Over 1 Year	Total
Available-for-sale securities	$660,349	$374,828	$1,035,177
Weighted-average interest rate	3.31%	4.24%	3.65%

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

Item 8.    Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page 56. The supplementary financial information required by this item is included in the notes to the financial statements under the subsection entitled “Quarterly Financial Information (Unaudited),” on page 85.

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

Management’s annual report on internal control over financial reporting; audit report of the independent registered public accounting firm.    The information required to be furnished pursuant to these items is set forth under the captions “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 57 and 58, respectively, which are incorporated herein by reference.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Company

Directors

The members of our Board of Directors as of February 15, 2006 are as follows:

Name	Age	Position with Pixar
Steve Jobs	50	Chairman and Chief Executive Officer
Edwin E. Catmull	60	President and Director
Skip M. Brittenham	63	Director
Susan L. Decker	42	Director
Joseph A. Graziano	61	Director
Lawrence B. Levy	46	Director
Joe Roth	56	Director
Larry W. Sonsini	65	Director

Mr. Jobs is a co-founder of Pixar and has served as Chairman since March 1991 and as Chief Executive Officer since February 1986. He has been a director of Pixar since February 1986. In addition, Mr. Jobs is currently Chief Executive Officer and a member of the Board of Directors of Apple Computer, Inc.

Dr. Catmull is a co-founder of Pixar and has served as President since January 2001. Dr. Catmull also served as Chief Technical Officer from the Company’s inception until January 2001. Previously he was Vice President of the Computer Division of Lucasfilm, Ltd., where he managed four development efforts in the areas of computer graphics, video editing, video games and digital audio. Dr. Catmull has been honored with four Scientific and Technical Engineering Awards from The Academy of Motion Picture Arts and Sciences for his work, including an Oscar®. He also won the Coons Award, which is the highest achievement in the computer graphics field, for his lifetime contributions and was awarded the animation industry’s Ub Iwerks Award. Dr. Catmull is a member of the Academy of Motion Picture Arts and Sciences and the National Academy of Engineering. Dr. Catmull earned his B.S. degrees in computer science and physics and his Ph.D. in computer science from the University of Utah.

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

Mr. Levy has served as a director of Pixar since April 1999. Mr. Levy served as Executive Vice President and Chief Financial Officer of Pixar from February 1995 to March 1999. Mr. Levy served as Secretary of Pixar from October 1995 to March 1999. From June 2000 to December 2000, Mr. Levy was President and Chief Executive Officer and a director of Shockwave.com. Prior to joining Pixar, he was Vice Chairman and Chief Financial Officer of Electronics for Imaging, Inc. (“EFI”), a provider of hardware products for the digital color imaging market. Prior to his tenure at EFI, he was a partner at the law firm of Wilson Sonsini Goodrich & Rosati specializing in intellectual property protection and licensing. Mr. Levy received a B.S. in business and accounting from Indiana University and a J.D. from Harvard Law School.

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

Mr. Sonsini has served as a director of Pixar since April 1995 and served as Secretary from April 1995 to October 1995. He has been an attorney with the law firm of Wilson Sonsini Goodrich & Rosati since 1966 and currently serves as Chairman. Mr. Sonsini also serves as a director for Echelon Corporation and Silicon Valley Bancshares. Mr. Sonsini received A.B. and L.L.B. degrees from the University of California, Berkeley.

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

Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that during fiscal 2005 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders were complied with.

Item 11.    Executive Compensation

Summary Compensation Table

The following table shows, as to our Chief Executive Officer and each of the four most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year (the “Named Officers”), information concerning compensation paid for services to us in all capacities during the last three fiscal years.

						Long Term Compensation Awards Securities Underlying Options(#)	All Other Compensation(2)
Annual Compensation
Name and Principal Position	Year	Salary(1)	Bonus
Steve Jobs Chairman, Chief Executive Officer	2005 2004 2003	$52 52 53	$	— — —		— — —	$	— — —

Edwin E. Catmull President	2005 2004 2003	567,882 545,019 530,012		84,003 — 120,003		200,000 — —		2,000 1,850 2,150

Simon Bax(3) Executive Vice President, Chief Financial Officer	2005 2004 2003	494,000 310,583 —		22,218 200,000 —	(4)	— 800,000 —		2,000 2,000 —

John Lasseter Executive Vice President, Creative	2005 2004 2003	3,008,223 2,862,307 2,776,988		— — —		— — —		2,000 675 3,325

Lois Scali(5) Executive Vice President, General Counsel	2005 2004 2003	477,048 458,246 347,131		70,566 — 207,217	(4)	— — 600,000		2,000 1,790 2,210

(1)	For fiscal years 2005 and 2004, amounts shown represent 52 weeks of salary. For fiscal 2003, amounts shown represent 53 weeks of salary. See Note 1 of Notes to Financial Statements.

(2)	This amount consists of employer-matching contributions under the Company’s 401(k) Plan. Fiscal years 2005 and 2004 were 52-week years, while fiscal 2003 was a 53-week year.

(3)	Mr. Bax joined Pixar in May 2004.

(4)	Includes a signing bonus of $200,000.

(5)	Ms. Scali joined Pixar in March 2003.

Option Grants in Last Fiscal Year

The following table sets forth, for each of the Named Officers included in the Summary Compensation Table, the stock options granted under Pixar’s stock option plans during fiscal 2005.

	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price ($/SH)	Expiration Date(2)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name						5%	10%
Steve Jobs	—		—	$—	—	$—	$—
Edwin E. Catmull	200,000	(4)	6.67%	44.47	08/15/15	5,593,389	14,174,745
Simon Bax	—		—	—	—	—	—
John Lasseter	—		—	—	—	—	—
Lois Scali	—		—	—	—	—	—

(1)	We granted options to purchase 2,998,850 shares of Common Stock to employees in fiscal 2005.

(2)	Options may terminate before their expiration upon the termination of optionee’s status as an employee or consultant, the optionee’s death or an acquisition of Pixar.

(3)	The 5% and 10% assumed rates of appreciation are provided in accordance with rules of the SEC and do not represent our estimates or projections of future Common Stock price growth. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to date.

(4)	This option is a non-statutory stock option granted under the 2004 Equity Incentive Plan. It has an exercise price equal to the fair market value on the date of grant and vests over a four-year period at the rate of one-fourth at the end of each year from the vesting start date.

Option Exercises and Holdings

The following table sets forth, for each of the Named Officers, certain information concerning stock options exercised during fiscal 2005, and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 31, 2005.

	Number of Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-money Options at Fiscal Year End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Steve Jobs	—	$—	—	—	$—	$—
Edwin E. Catmull	150,000	5,055,943	390,000	200,000	15,393,300	1,650,000
Simon Bax	30,000	430,220	170,000	600,000	3,159,450	11,151,000
John Lasseter	210,000	6,782,025	120,034	999,966	4,737,742	39,468,658
Lois Scali	60,000	1,306,548	190,000	300,000	5,248,750	8,287,500

(1)	Market value of underlying securities based on the closing price of Pixar’s Common Stock on December 30, 2005 (the last trading day of fiscal 2005) on the NASDAQ National Market of $52.72 minus the exercise price.

Employment Agreements

In March 2001, we entered into an employment agreement with John Lasseter (the “Employment Agreement”), which has a term of 10 years. The Employment Agreement supersedes our prior employment agreement with Mr. Lasseter, which was entered into in February 1997. Pursuant to the Employment Agreement, Mr. Lasseter received a signing bonus of $5,000,000, of which $60,000 was paid to a third party. The Employment Agreement provided for an initial annual salary of $2,500,000 with 5% annual increases. In connection with the Employment Agreement, Mr. Lasseter was granted an option to purchase 2,000,000 shares (split adjusted) of our Common Stock at the fair market value on the date of such grant. The option vests on an equal monthly basis over the ten-year term of the agreement, except for options that vest on the last month will vest on the penultimate month of this ten-year period. Under the Employment Agreement, Mr. Lasseter will direct three Feature Films (a Feature Film is defined as a feature-length animated motion picture) and he has the option to direct certain sequels to Feature Films he has directed if we elect to produce such sequels within 12 years of the initial release of the applicable Feature Film. In addition, at our request, Mr. Lasseter will provide writing services and supervisory services to create stories, treatments and screenplays for Feature Films, and Mr. Lasseter will also provide executive producing services on Feature Films, made-for-home videos and short-subject motion pictures that Mr. Lasseter does not direct. During the term of the Employment Agreement, Mr. Lasseter is prohibited from accepting other employment and from becoming financially interested or associated with any entity engaged in a related or competitive business. We can terminate the Employment Agreement at any time for any reason. If we terminate Mr. Lasseter’s employment without cause, we must (1) pay an amount equal to 75% of the balance of the salary Mr. Lasseter would have earned through the remainder of the term of the Employment Agreement and (2) accelerate the unvested portion of Mr. Lasseter’s option so that the option would be exercisable in full. In addition, Mr. Lasseter would be able to accept employment with any third party. In the event of a “change of control,” as defined in the Employment Agreement, we must accelerate the unvested portion of Mr. Lasseter’s option so that the option would be exercisable in full, and we may be required to pay Mr. Lasseter certain payments described in the Employment Agreement.

Director Compensation

Directors who are not employees of Pixar receive a fee of $1,000 for each meeting attended of the Board of Directors and a fee of $1,000 for each meeting attended of a committee of the Board of Directors if such committee meeting is not held in conjunction with a meeting of the Board of Directors. All directors are reimbursed for expenses incurred in attending such meetings. In lieu of compensation for attending each meeting, Mr. Levy receives health insurance coverage for himself and his dependents. In fiscal 2005, the value of Mr. Levy’s benefits approximated $18,000.

Non-employee directors are eligible to receive option grants pursuant to our 2004 Equity Incentive Plan (“Equity Plan”) which was approved by the shareholders and took effect in August 2004. The Equity Plan provides for an automatic grant of an option to purchase 60,000 shares of Common Stock (the “First Option”) to each non-employee director who first becomes a non-employee director (other than an employee director who ceases to be an employee but remains a director) after the effective date of the Equity Plan on the date on which such person first becomes a non-employee director. Beginning on the third anniversary of the date he or she became a non-employee director, each non-employee director will automatically be granted an option to purchase 20,000 shares of Common Stock (a “Subsequent Option”) each year on the date of such anniversary, provided he or she is then a non-employee director. Each non-employee director will be eligible to receive a Subsequent Option, regardless of whether such non-employee director was eligible to receive a First Option. First Options and each Subsequent Option will have a term of ten years. One-third of the shares subject to a First Option will vest one year after its date of grant and an additional one-third will vest at the end of each year thereafter, provided that the optionee continues to serve as a director on such dates. All of the shares subject to a Subsequent Option will vest one year after the date of the option grant, provided that the optionee continues to serve as a director on such date. The exercise prices of the First Option and each Subsequent Option will be 100% of the fair market value per share of Pixar’s Common Stock on the date of the grant of the option. Prior to the August 2004 adoption of the Equity Plan, our non-employee directors received option grants pursuant to our 1995 Director Option Plan (the “Director Plan”), which was replaced by the Equity Plan. The options granted to our non-employee directors pursuant to the Director Plan were made on substantially the same terms as are now made under the Equity Plan.

The table below sets forth the options granted to Pixar’s non-employee directors in fiscal 2005:

Name	Grant Type	Number of Options Granted (#)	Exercise Price ($/SH)	Date of Grant
Skip M. Brittenham	Subsequent Option	20,000	$43.90	August 2005
Joseph A. Graziano	Subsequent Option	20,000	43.90	August 2005
Lawrence B. Levy	Subsequent Option	20,000	48.21	May 2005
Joe Roth	Subsequent Option	20,000	49.91	October 2005
Larry W. Sonsini	Subsequent Option	20,000	45.59	April 2005

Messrs. Brittenham, Graziano, Levy, Roth and Sonsini, are eligible for Subsequent Options each year on the anniversary of the dates they became directors. Ms. Decker will be eligible for a Subsequent Option in fiscal 2007.

Compensation Committee Interlocks and Insider Participation

Pixar’s Compensation Committee was formed in 1995 and is currently composed of Ms. Decker and Mr. Graziano. No interlocking relationships exist between any member of Pixar’s Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Pixar.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of Common Stock of Pixar as of February 15, 2006 for the following: (i) each person who is known by Pixar to own beneficially more than 5% of the outstanding shares of Pixar’s Common Stock; (ii) each of Pixar’s directors; (iii) each of the Named Officers; and (iv) all directors and executive officers of Pixar as a group.

Name of Beneficial Owner	Number of Shares(1)	Percent of Total(1)
Steve Jobs	60,000,002	49.82%
c/o Pixar 1200 Park Avenue, Emeryville, CA 94608
The TCW Group, Inc.(2)	17,626,757	14.64%
865 South Figueroa St., Los Angeles, CA 90017
Simon T. Bax(3)	170,000	*
Edwin E. Catmull(4)	887,600	*
John Lasseter(5)	579,685	*
Lois Scali(6)	340,000	*
Skip M. Brittenham(7)	140,000	*
Susan L. Decker(8)	30,000	*
Joseph A. Graziano(9)	60,000	*
Lawrence B. Levy(10)	110,020	*
Joe Roth(11)	100,000	*
Larry W. Sonsini(12)	62,730	*
All directors and executive officers as a group (11 persons)(13)	62,480,037	51.23%

*	Represents less than 1% of the total.

(1)

Based on 120,429,073 shares outstanding on February 15, 2006. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within sixty days of February 15, 2006 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2)	As indicated in the Schedule 13G/A filed by The TCW Group, Inc. pursuant to the Exchange Act on February 13, 2006.

(3)	All 170,000 shares are subject to options that are exercisable within 60 days of February 15, 2006.

(4)	Includes 390,000 shares subject to options that are exercisable within 60 days of February 15, 2006.

(5)	Includes 186,703 shares subject to options that are exercisable within 60 days of February 15, 2006.

(6)	All 340,000 shares are subject to options that are exercisable within 60 days of February 15, 2006.

(7)	All 140,000 shares are subject to options that are exercisable within 60 days of February 15, 2006.

(8)	Includes 20,000 shares subject to options that are exercisable within 60 days of February 15, 2006.

(9)	All 60,000 shares are subject to options that are exercisable within 60 days of February 15, 2006.

(10)	Includes 60,000 shares subject to options that are exercisable within 60 days of February 15, 2006.

(11)	All 100,000 shares are subject to options that are exercisable within 60 days of February 15, 2006.

(12)	Includes 53,674 shares subject to options that are exercisable within 60 days of February 15, 2006.

(13)	Includes 1,520,377 shares subject to options that are exercisable within 60 days of February 15, 2006.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under Pixar’s compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	16,709,252	$25.58	3,108,782	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	16,709,252	$25.58	3,108,782

(1)	Pixar’s 2004 Equity Incentive Plan incorporates an evergreen formula pursuant to which on January 1 of each year (beginning January 1, 2005 and ending January 1, 2014) the aggregate number of shares reserved for issuance under the 2004 Equity Incentive Plan will increase by a number of shares equal to the lesser of (i) 3% of the outstanding shares on the immediately preceding date or (ii) an amount determined by the Board. Pursuant to the evergreen formula, 3,578,924 shares not reflected above were added to the shares reserved for issuance on January 1, 2006.

Item 13.    Certain Relationships and Related Transactions

We have engaged the law firm of Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie, Stiffelman, & Cook LLP (“Ziffren”) to handle certain legal matters. Skip M. Brittenham, a director of Pixar, is a senior partner of the firm. We have also engaged the law firm of Wilson Sonsini Goodrich & Rosati (“WSGR”) to handle certain legal matters. Larry W. Sonsini, a director of Pixar, is Chairman of WSGR. We also have obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to Ziffren in consideration for services rendered. Payments by us to each of Ziffren and WSGR did not exceed five percent of either law firm’s respective gross revenues in the last fiscal year of either such firm.

In June 2003, we entered into a Reimbursement Agreement with our Chief Executive Officer, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Pixar business. Such expenses incurred for Pixar business approximated $91,000, $0, and $26,000 during 2003, 2004, and 2005, respectively.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Item 14.    Principal Accounting Fees and Services

Accounting Fees

The following table sets forth the fees incurred by Pixar for services provided by KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm for each of our last two fiscal years:

	Fiscal Years
	2004	2005
Audit Fees(1)	$673,000	$745,738
Audit-Related Fees	—	—
Tax Fees(2)	45,009	—
All Other Fees(3)	1,350	—

Total	$719,359	$745,738

(1)	These are fees for professional services performed by KPMG for the audits of Pixar’s annual financial statements and management’s assessment over the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, included in Pixar’s annual report on Form 10-K, review of financial statements included in Pixar’s quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Consists of professional services performed by KPMG with respect to tax compliance.

(3)	During fiscal 2004, these fees were paid for an annual subscription to KPMG’s online accounting research tool.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Chairman of the Audit Committee the authority to approve audit and permissible non-audit services in amounts up to $50,000. Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of KPMG was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  We have filed the following documents as part of this Form 10-K:

1.    Financial Statements.

2.    Financial Statement Schedules.    Schedules have been omitted as the required information is either not required, not applicable, or otherwise included in the Financial Statements and notes thereto on pages 60-85.

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

Management assessed the effectiveness of Pixar’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment and those criteria, management believes that Pixar maintained effective internal control over financial reporting as of December 31, 2005.

Pixar’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of Pixar’s internal control over financial reporting. This report appears on page 58 of this Annual Report on Form 10-K.

/s/ STEVE JOBS	/s/ SIMON T. BAX
STEVE JOBS Chairman and Chief Executive Officer	SIMON T. BAX Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Pixar:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing on page 50 of this Annual Report on Form 10-K, that Pixar maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Pixar’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Pixar’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pixar maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Pixar maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pixar as of January 1, 2005 and December 31, 2005, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006, expressed an unqualified opinion on those financial statements.

/s/    KPMG LLP

San Francisco, California

March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Pixar:

We have audited the accompanying balance sheets of Pixar as of January 1, 2005 and December 31, 2005, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the management of Pixar. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pixar as of January 1, 2005 and December 31, 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Pixar as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

March 7, 2006

PIXAR

BALANCE SHEETS

	January 1, 2005	December 31, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$28,661	$5,367
Investments	826,123	1,035,177
Trade accounts receivable, net of allowance for doubtful accounts of $177 as of January 1, 2005 and December 31, 2005	5,581	5,083
Receivable from Disney, net of reserve for returns and allowance for doubtful accounts of $3,538 and $360 as of January 1, 2005 and December 31, 2005, respectively	68,015	44,630
Other receivables	8,366	10,272
Prepaid expenses and other assets	2,227	3,601
Deferred income taxes	70,424	77,145
Property and equipment, net	125,602	125,394
Capitalized film production costs, net	140,038	182,071

Total assets	$1,275,037	$1,488,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,392	$3,223
Income taxes payable	14,077	17,380
Other accrued liabilities	26,971	14,856
Unearned revenue	8,502	11,319

Total liabilities	54,942	46,778

Commitments and contingencies

Shareholders’ equity:
Preferred stock; no par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; no par value; 200,000,000 shares authorized; 116,852,504 and 119,297,468 issued and outstanding as of January 1, 2005 and December 31, 2005, respectively	687,387	758,053
Accumulated other comprehensive loss	(2,211)	(3,948)
Retained earnings	534,919	687,857

Total shareholders’ equity	1,220,095	1,441,962

Total liabilities and shareholders’ equity	$1,275,037	$1,488,740

See accompanying notes to financial statements

PIXAR

STATEMENTS OF INCOME

	Fiscal Years Ended
	January 3, 2004	January 1, 2005	December 31, 2005
	(In thousands, except per share data)
Revenue
Film	$250,383	$260,831	$274,765
Software	12,115	12,641	14,351

Total revenue	262,498	273,472	289,116

Cost of revenue	38,058	29,881	39,380

Gross profit	224,440	243,591	249,736

Operating expenses
Research and development	15,311	17,371	11,099
Sales and marketing	2,422	2,484	5,126
General and administrative	12,783	15,015	18,103

Total operating expenses	30,516	34,870	34,328

Income from operations	193,924	208,721	215,408
Interest income and other	10,517	12,419	26,198

Income before income taxes	204,441	221,140	241,606
Income tax expense	79,673	79,418	88,668

Net income	$124,768	$141,722	$152,938

Basic net income per share	$1.15	$1.25	$1.29

Shares used in computing basic net income per share	108,438	113,520	118,329

Diluted net income per share	$1.09	$1.19	$1.24

Shares used in computing diluted net income per share	114,844	119,090	123,396

See accompanying notes to financial statements

PIXAR

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
	(In thousands)
Balances, December 28, 2002	105,788	$442,477	$2,156	$268,429	$713,062
Exercise of stock options, including tax benefit	5,158	104,522	—	—	104,522
Other comprehensive loss (net of tax benefit of $ 1,177)	—	—	(1,842)	—	(1,842)	$(1,842)
Net income	—	—	—	124,768	124,768	124,768

Balances, January 3, 2004	110,946	546,999	314	393,197	940,510	$122,926

Exercise of stock options, including tax benefit	5,906	140,388			140,388
Other comprehensive loss (net of tax benefit of $ 1,630)	—	—	(2,525)	—	(2,525)	$(2,525)
Net income	—	—	—	141,722	141,722	141,722

Balances, January 1, 2005	116,852	687,387	(2,211)	534,919	1,220,095	$139,197

Exercise of stock options, including tax benefit	2,445	70,666	—	—	70,666
Other comprehensive loss (net of tax benefit of $ 1,090)	—	—	(1,737)	—	(1,737)	$(1,737)
Net income	—	—	—	152,938	152,938	152,938

Balances, December 31, 2005	119,297	$758,053	$(3,948)	$687,857	$1,441,962	$151,201

See accompanying notes to financial statements

PIXAR

STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 3, 2004	January 1, 2005	December 31, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$124,768	$141,722	$152,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394	371	1,450
Amortization of capitalized film production costs	37,592	28,513	38,615
Provision for return reserves and allowance for doubtful accounts, net	23,575	12,271	2,541
Income from warrant received in connection with license agreement	—	—	(843)
Warrants adjustment to fair value	—	—	(511)
Loss on dispositions of property and equipment	—	—	66
(Loss) gain on sales of investments	(1,259)	(307)	1,087
Tax benefit from stock option exercises	39,361	56,668	29,169
Deferred income taxes	(17,599)	(17,298)	(7,811)
Changes in operating assets and liabilities:
Trade accounts receivable	(974)	(3,429)	498
Receivable from Disney	(92,516)	117,935	20,844
Other receivables	1,929	(3,842)	(1,906)
Prepaid expenses and other assets	12,779	(1,180)	403
Capitalized film production costs	(45,789)	(53,447)	(71,600)
Accounts payable	(538)	3,589	(2,169)
Other accrued liabilities	3,685	13,964	(12,115)
Income taxes payable	37,595	(23,518)	3,303
Unearned revenue	1,800	(639)	2,394

Net cash provided by operating activities	124,803	271,373	156,353

Cash flows from investing activities:
Purchases of property and equipment	(5,363)	(18,384)	(10,518)
Proceeds from sale of property and equipment	—	—	162
Proceeds from sales of investments	725,847	572,496	769,048
Purchases of investments	(906,559)	(928,864)	(979,836)

Net cash used in investing activities	(186,075)	(374,752)	(221,144)

Cash flows from financing activities:
Proceeds from exercised stock options	65,161	83,720	41,497

Net cash provided by financing activities	65,161	83,720	41,497

Net increase (decrease) in cash and cash equivalents	3,889	(19,659)	(23,294)
Cash and cash equivalents at beginning of period	44,431	48,320	28,661

Cash and cash equivalents at end of period	$48,320	$28,661	$5,367

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$9,800	$65,154	$60,981

Supplemental disclosure of non-cash investing and financing activities:
Warrant received in connection with license agreement	$—	$—	$1,266

Unrealized loss on investments, net of tax benefits	$(1,842)	$(2,525)	$(1,737)

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

Revenue Recognition

The Company recognizes film revenue from the distribution of its animated feature films and related products when earned and reasonably estimable in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, (“Accounting by Producers or Distributors of Films”). The following conditions must be met in order to recognize revenue in accordance with SOP 00-2:

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

For example, in the past, the Company’s theatrical revenues have been adjusted for its estimated reserves on potential uncollectible amounts to be received from theatrical exhibitors. Estimated reserves for uncollectible amounts are established based on a review of the industry, discussions with Disney, and Pixar’s historical experience. To date the Company has not experienced significant losses, and therefore it has not had significant reserves for uncollectible receivables. The total allowance against revenue for theatrical exhibitor uncollectible amounts approximated $1.0 million and $0.1 million at January 1, 2005 and December 31, 2005, respectively.

The Company has also made adjustments to its home video revenues for estimates on return reserves that may differ from those reported by Disney. In determining its home video reserves for a particular title, the Company reviews information such as Disney’s current return reserves, the historical return reserves for its previous titles, actual rates of returns, inventory levels in the distribution channel and other business and industry trend information that is available. Disney has provided and may continue to provide reserve information that may differ substantially from the Company’s historical experience with its previous titles. Unless Disney provides a sufficient rationale as to why the market and sales performance are substantially different for a particular title, the Company has and may continue to record reserves more consistent with its historical experience. The Company’s home video return reserves exceeded Disney’s estimates by $2.5 million at January 1, 2005. There were no differences from Disney’s estimates at December 31, 2005. The estimate for return reserves, whether based on historical information or more current information from Disney, is inherently subjective and may differ significantly from actual results. The Company’s original estimates on reserves may be revised in future periods as new and additional information becomes available. See Note 9 of Notes to Financial Statements for further discussion on reserves for returns.

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

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Software Revenue

Revenue for software licenses are recognized in compliance with SOP 97-2, “Software Revenue Recognition.” Under SOP 97-2, the Company recognizes revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery of the product has occurred;

•	the fee is fixed or determinable; and

•	collection of these fees is probable.

SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as support services, based on the fair value of the elements. Under the residual method, the Company allocates and defers revenue for the undelivered elements based on vendor-specific objective evidence of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately.

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

Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method as defined in SOP 00-2. The amount of film costs that are amortized each quarter depends on how much future revenue is expected to be received from each film. The Company makes certain estimates and judgments of future gross revenues to be received for each film based on information received from Disney, historical results and management’s knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis to assess whether there are any indicators of impairment. If estimated remaining gross revenues are not sufficient or are indicative of a potential impairment, the unamortized film production costs will be written down to fair value.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant Accounting Policies

Stock Split

On March 23, 2005, Pixar announced that its Board of Directors had approved a two-for-one stock split of the Company’s Common Stock and a proportional increase in the number of Pixar common shares authorized from 100 million to 200 million. Shareholders of record at the close of trading on April 4, 2005 were entitled to receive one additional share of Pixar Common Stock for every outstanding share held on such date. The additional shares were distributed on April 18, 2005, and reporting of the Company’s share price on a split-adjusted basis commenced on April 19, 2005. All issued and outstanding share and per share amounts and stock prices related to Pixar’s Common Stock in the accompanying audited financial statements and notes thereto have been restated to reflect the stock split for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2005 consisted of U.S. Treasury Bills, federal agency notes, and money market funds.

Investments

Investments are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified as “available-for-sale.” Such investments are recorded at fair value, and unrealized gains and losses are reported as a component of comprehensive income (loss) until realized. Investments are reviewed on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. If declines in the value of investments accounted for under SFAS No. 115 are determined to be other than temporary, an investment loss is recognized in the statement of income. When reviewing for other-than-temporary declines in value, management considers current economic and market conditions as well as credit quality. Interest income is recorded using an effective interest rate with the associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method.

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

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Financial Instruments and Concentration of Credit Risk

The carrying value of financial instruments, including marketable securities and accounts receivable, approximate fair value. Financial instruments that potentially subject Pixar to concentrations of credit risk consist primarily of cash equivalents, investments and trade accounts receivable. The Company invests its excess cash in a variety of investment grade, fixed income securities with major banks. This diversification of risk is consistent with its policy to safeguard principal and maintain liquidity.

Excluding the software business, revenue is concentrated in one large customer, Disney, as outlined in Note 8.

Fiscal Year

The Company’s fiscal year consists of the 52 or 53-week period ended with the Saturday nearest to December 31. The 2005 fiscal year ended December 31, 2005 and consisted of 52 weeks. The 2003 and 2004 fiscal years ended on January 3, 2004 and January 1, 2005, respectively, and consisted of 53 and 52 weeks, respectively.

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

Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

dilutive potential common shares outstanding during the period, using the treasury stock method for stock options.

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

Reclassifications

Certain amounts as reported in fiscal years 2003 and 2004 have been reclassified to conform to the 2005 financial statement presentation.

Stock-Based Compensation

The Company has elected to continue using the intrinsic-value method of accounting for stock-based compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted those provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which require disclosure of the pro forma effects on net income and net income per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant of options awarded.

The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value-based method (in thousands, except per share data):

	Fiscal Years Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Net income:
As reported	$124,768	$141,722	$152,938
Fair value-based compensation cost, net of taxes	(16,856)	(19,460)	(18,988)

Pro forma net income	$107,912	$122,262	$133,950

Basic net income per share:
As reported	$1.15	$1.25	$1.29
Pro forma	$1.00	$1.08	$1.13
Diluted net income per share:
As reported	$1.09	$1.19	$1.24
Pro forma	$0.97	$1.05	$1.10

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that we had been following the fair value-based method since the beginning of 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of options granted was $13.21, $13.81, and $16.83 for fiscal years 2003, 2004, and 2005, respectively. Values were estimated using zero dividend yield for all years; expected volatility of 50% for 2003, 39% for 2004, and 35% for 2005; risk-free interest rates of 2.97%, 3.59%, and 3.88% for fiscal years 2003, 2004, and 2005, respectively; and weighted-average expected lives of 5.0 years for all years presented.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 — Revised 2004 (“SFAS 123R”), “Share-Based Payment.” The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. We intend to adopt SFA 123R for our fiscal year beginning January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of income. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the adoption of SFAS No. 123R is expected to have a material effect on the Company’s results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006.

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-2, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“the FSP”). The FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15,

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

2005. The Company believes that the adoption of the FSP will not have a material effect on its results of operations, financial position or cash flows.

In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29).” SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of SFAS 153 will not have a material effect on its results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3).” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006 and believes that the adoption of SFAS 154 will not have a material effect on its results of operations, financial position or cash flows.

(2)    Investments

All investments were considered available-for-sale securities and consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
January 1, 2005:
U.S. Treasury Notes and Bills	$435,048	$—	$(1,975)	$433,073
Federal agency obligations	394,708	6	(1,664)	393,050

	$829,756	$6	$(3,639)	$826,123

December 31, 2005:
U.S. Treasury Notes and Bills	$259,388	$—	$(2,794)	$256,594
Corporate obligations	25,022	—	(156)	24,866
State and municipal securities	271,728	22	(636)	271,114
Asset-backed securities	232,072	—	(1,217)	230,855
Federal agency obligations	253,427	—	(1,679)	251,748

	$1,041,637	$22	$(6,482)	$1,035,177

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following tables summarize the fair value and gross unrealized losses related to available for sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at each balance sheet date (in thousands):

	Less Than 12 Months		12 Months or More		Total
At January 1, 2005	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury Notes and Bills	$433,073	$(1,975)	$—	$—	$433,073	$(1,975)
Federal agency obligations	360,554	(1,656)	2,494	(8)	363,048	(1,664)

Total	$793,627	$(3,631)	$2,494	$(8)	$796,121	$(3,639)

	Less Than 12 Months		12 Months or More		Total
At December 31, 2005	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury Notes and Bills	$76,284	$(612)	$180,309	$(2,182)	$256,593	$(2,794)
Corporate obligations	24,866	(156)	—	—	24,866	(156)
State and municipal securities	216,013	(636)	—	—	216,013	(636)
Asset-backed securities	230,854	(1,217)	—	—	230,854	(1,217)
Federal agency obligations	128,014	(652)	123,735	(1,027)	251,749	(1,679)

Total	$676,031	$(3,273)	$304,044	$(3,209)	$980,075	$(6,482)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The contractual maturities of available-for-sale securities as of December 31, 2005 are as follows (in thousands):

	Cost	Estimated Fair Value
Due within one year	$664,745	$660,349
Due within two years	376,892	374,828

	$1,041,637	$1,035,177

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(3)    Balance Sheet Components

Selected balance sheet components are as follows (in thousands):

	January 1, 2005	December 31, 2005
Property and equipment:
Building and land	$123,253	$132,953
Furniture, fixtures and equipment	29,362	33,011
Construction in process	8,843	2,096

	161,458	168,060
Less accumulated depreciation and amortization	35,856	42,666

	$125,602	$125,394

Accrued liabilities:
Employee-related expenses	$23,225	$10,362
Accrued professional services	1,816	2,645
Accrued capital expenditures	505	382
Other	1,425	1,467

	$26,971	$14,856

For the years ended January 3, 2004, January 1, 2005, and December 31, 2005, the Company recognized depreciation and amortization expense of $7.8 million, $7.8 million and $10.2 million, respectively, of which, $7.4 million, $7.4 million, and $8.7 million, respectively were capitalized as film production costs.

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

Co-Production Agreement

In 1997, the Company extended its original relationship with Disney (under which Toy Story was created and produced) by entering into the Co-Production Agreement. Under the Co-Production Agreement, the Company agreed to produce, on an exclusive basis, five original computer-animated feature films (the “Pictures”) for distribution by Disney. Pixar and Disney agreed to co-finance, co-own and co-brand the Pictures and share equally in the profits of each Picture and any related merchandise and other ancillary products, after Disney recovers all marketing and distribution costs and fees. The first four original Pictures produced under the Co-Production Agreement were A Bug’s Life, Monsters, Inc., Finding Nemo, and The Incredibles. The Company is currently completing production of the fifth Picture under this agreement, Cars. As a sequel, Toy Story 2 did not count toward the Pictures; however, it was produced under the Co-Production Agreement and is afforded the same financial terms as the Pictures.

The Company entered into a Distribution Letter Agreement (the “Distribution Letter Agreement”) dated as of January 27, 2006 with Disney regarding the distribution of the Company’s first Pixar-financed feature length

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

animated film currently entitled Ratatouille. Pursuant to the Distribution Letter Agreement, Ratatouille will be deemed a “Picture” under and in accordance with the terms of the Co-Production Agreement, subject to certain exceptions, including but not limited to those described in Note 11 of Notes to Financial Statements. The term of the Co-Production Agreement continues until the Company delivers Ratatouille to Disney. Additionally, the Company is in various stages of development and production on other feature films.

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

Components of Capitalized Film Production Costs

The components of total capitalized film production costs are as follows (in thousands):

	January 1, 2005	December 31, 2005
In release, (net of amortization)	$53,881	$16,630
In production	81,741	155,005
In development	4,416	10,436

Total capitalized film production costs, net	$140,038	$182,071

Pixar and Disney jointly finance all production costs relating to the Pictures on an equal basis, except Ratatouille which is fully financed by the Company. Film production costs include costs to develop and produce the Pictures, which primarily consists of salaries, equipment and overhead. Additionally, certain operating expenses benefiting the Pictures (except for Ratatouille), such as certain research and development and certain general and administrative expenses are paid half by Pixar and half by Disney. Pursuant to the terms of the Co-Production Agreement, the parties established a mutually acceptable funding mechanism to ensure that sums would be available in a timely manner to fund production costs. In practice, Pixar prepares funding requests for forecasted film production costs and Disney funds its share on a monthly basis at approximately the beginning of the month. All payments to Pixar from Disney for development and production of Toy Story under the Feature Film Agreement, and A Bug’s Life, Toy Story 2, Monsters, Inc., Finding Nemo, The Incredibles and Cars under the Co-Production Agreement have been recorded as cost reimbursements. Accordingly, no revenue has been recognized for such reimbursements; rather, the Company has netted the reimbursements against the related costs.

The table below sets forth the amounts reimbursed by Disney for the following years (in thousands):

	Fiscal Years Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Production related	$45,570	$39,415	$28,120
Research and development	8,963	7,579	2,217
General and administrative	4,277	3,689	3,147

Expense related reimbursements	13,240	11,268	5,364

Total reimbursements	$58,810	$50,683	$33,484

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

For films in release, the Company expects to amortize, based on current estimates, approximately $4 million to $6 million in capitalized film production costs during fiscal 2006. This forecast does not include amortization for Cars, which is targeted for release on June 9, 2006. In addition, the Company has amortized more than 80% of each released film’s original production costs as of December 31, 2005, with the exception of The Incredibles, which is projected to reach the 80% milestone in 2006.

At January 1, 2005 and December 31, 2005, net receivables from Disney aggregated $68.0 million and $44.6 million, respectively, which consists of receivables for film revenue, advances net of Disney’s actual share of expenditures for all films, and amounts due for miscellaneous reimbursements. In accordance with the Co-Production Agreement, Disney generally renders payments against detailed participation statements to Pixar monthly, within 45 days after the end of the calendar month, for the first 3 years after a film is released and thereafter quarterly, within 45 days after the end of the quarter.

(5)    Income Taxes

The components of income taxes are as follows (in thousands):

	Fiscal Years Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Income taxes:
Current:
Federal	$50,218	$36,008	$56,930
State	7,675	4,024	8,443
Foreign	18	16	—

Total current taxes	57,911	40,048	65,373

Deferred:
Federal	(15,188)	(15,427)	(5,186)
State	(2,411)	(1,871)	(689)

Total deferred taxes	(17,599)	(17,298)	(5,875)

Charge in lieu of taxes attributable to employer stock option plans	39,361	56,668	29,170

Total tax provision	$79,673	$79,418	$88,668

Income tax expense was $79.7 million, $79.4 million, and $88.7 million for fiscal years 2003, 2004 and 2005, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as a result of the following (in thousands):

	Fiscal Years Ended
	January 3, 2004	January 1, 2005	December 31, 2005
Expected income tax expense	$71,554	$77,398	$84,562
Increases (decreases) in tax resulting from:
State income taxes, net of federal tax effect	8,003	7,542	8,020
Extraterritorial income exclusion	—	(6,543)	(1,922)
Manufacturer's deduction	—	—	(1,548)
Other, net	116	1,021	(444)

Actual tax expense	$79,673	$79,418	$88,668

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 1, 2005	December 31, 2005
Deferred tax assets:
Deferred compensation	$392	$—
Capitalized film costs	74,006	79,726
Reserves and accruals	1,732	2,090
Deferred loss on investments	1,398	2,488
Other, net	114	328

Total deferred tax assets	77,642	84,632

Deferred tax liabilities
State taxes	3,611	3,833
Property and equipment	3,304	2,682
Other, net	303	972

Total deferred tax liabilities	7,218	7,487

Net deferred tax assets	$70,424	$77,145

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which temporary differences become deductible. At December 31, 2005, based on historical taxable income and projections of future taxable income, the Company believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, and therefore no valuation allowance against those assets has been provided.

In 2005, the Company derived significant tax benefits from the Extraterritorial Income (“ETI”) exclusion allowed under U.S. income tax laws with respect to certain foreign trade income. The American Jobs Creation Act of 2004, (“the AJCA”), which the President signed into law on October 22, 2004, repeals the ETI regime for transactions entered into after December 31, 2004, subject to a phase-out that would allow the Company to claim 80% of the benefits in 2005 and 60% in 2006. The AJCA replaced the ETI exclusion with a deduction for qualifying domestic manufacturing activities, which is phased-in beginning in 2005. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 109-1 clarifying that the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” rather than as a tax rate reduction.

(6)	Shareholders’ Equity

Equity Incentive Plan

The Company has an Equity Incentive Plan (the “2004 Plan”) that was approved by the Company’s Shareholders in 2004. The 2004 Plan permits the grant of the following types of incentive awards: (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) performance units, and (5) performance shares. The 2004 Plan is intended to attract, motivate, and retain (1) employees of Pixar and affiliates, (2) consultants who provide significant services to Pixar and its affiliates, and (3) directors of Pixar who are employees, of neither Pixar nor any affiliate. The 2004 Plan also is designed to encourage stock ownership by employees, directors, and consultants, thereby aligning their interests with those of Pixar’s shareholders and to permit the payment of compensation that qualifies as performance based compensation.

The 2004 Plan replaced the 1995 Stock Option Plan and the 1995 Director Option Plan (collectively, “the 1995 Plans”). The total number of initial shares available for issuance under the 2004 Plan was equal to the

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

number of shares that remained available for grant under the Company’s 1995 Plans as of August 20, 2004 and any shares that otherwise would have been returned to the 1995 Plans after August 20, 2004 on account of the expiration, cancellation or forfeiture of awards granted thereunder. The 2004 Plan also incorporates an evergreen formula pursuant to which on January 1 of each year (beginning January 1, 2005 and ending January 1, 2014) the aggregate number of shares reserved for issuance under the 2004 Plan will increase by a number of shares equal to the lesser of (i) 3% of the outstanding shares on the immediately preceding date or (ii) an amount determined by the Board. As of December 31, 2005, the Company had 3,108,782 shares reserved and available for issuance under the 2004 Plan. Pursuant to the evergreen formula, 3,578,924 shares were added to the shares reserved for issuance on January 1, 2006. Only stock option incentive awards have been granted under the 2004 Plan as of December 31, 2005.

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

A summary of activity under the option plans during fiscal years 2003, 2004 and 2005 are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 28, 2002	22,366,638	$14.44
Granted	3,301,500	28.13
Exercised	(5,157,420)	12.64
Forfeited	(519,500)	17.63

Outstanding at January 3, 2004	19,991,218	17.08
Granted	2,573,800	35.03
Exercised	(5,906,152)	14.18
Forfeited	(455,500)	28.58

Outstanding at January 1, 2005	16,203,366	20.66
Granted	3,098,850	45.06
Exercised	(2,444,964)	16.97
Forfeited	(148,000)	36.72

Outstanding at December 31, 2005	16,709,252	25.58

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

For various price ranges, weighted-average characteristics of outstanding stock options at December 31, 2005 were as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Shares	Remaining Life (Years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 6.25 to $10.69	746,158	1.84	$9.77	741,158	$9.77
$11.56 to $13.25	3,251,147	4.92	13.24	2,240,181	13.24
$13.75 to $18.17	2,546,358	5.04	16.20	1,465,358	16.00
$18.38 to $22.95	2,455,014	6.45	21.09	664,514	20.50
$24.06 to $32.88	2,442,050	7.38	27.96	917,050	27.76
$33.04 to $44.47	4,465,575	8.97	39.92	567,450	35.91
$44.51 to $55.44	802,950	9.36	46.84	1,375	45.34

	16,709,252	6.68	$25.58	6,597,086	$18.17

At December 31, 2005, options to purchase 6,597,086 shares of Common Stock were vested and exercisable at a weighted-average exercise price of $18.17 per share. At January 3, 2004 and January 1, 2005, options to purchase 6,819,488 and 5,627,842 shares of Common Stock were vested and exercisable, respectively, at weighted-average exercise prices of $13.06 and $15.17, respectively.

Employee Benefit Plan

In 1992, the Company adopted a 401(k) Profit Sharing Plan (the “401(k) Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. For the plan year that ended December 31, 2005, the employer match was 50% of deferrals up to 5% of eligible employee compensation, with a maximum calendar year contribution of $2,000 per participant.

Employer match contributions vest immediately. The Company contributed $1,015,000, $1,070,000 and $1,172,000 to the 401(k) Plan for fiscal years 2003, 2004 and 2005, respectively.

(7)	Commitments and Contingencies

Lease Commitments

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 were as follows (in thousands):

Fiscal Year
2006	$1,127
2007	512
2008	332
2009	280
After 2009	262

Total minimum lease payments	$2,513

Pixar leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements that expire at various dates, and the Company is required to pay property taxes, insurance and normal maintenance costs for certain of our facilities. The Company occupies an office in Seattle, Washington where the majority of the technical support group for the RenderMan® product is located. The lease expires in

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

September 2008 with an option to extend for an additional 3 years. Pixar also leases certain office space in Emeryville, California under a 3-year operating lease with options to extend for five consecutive one year periods. The Company exercised the option which extended the lease to January 2007.

Rental expense from operating leases amounted to approximately $982,000, $1,083,000, and $1,109,000 for fiscal years 2003, 2004 and 2005, respectively.

Participation Commitment

The Company has obligations to pay portions of any revenue derived from each feature film produced under the Co-Production Agreement to our entertainment law firm in consideration for services rendered. The compensation is subject to a cap of $500,000 for each theatrical motion picture and a cap of $200,000 for each sequel or remake, with a total aggregate cap of $3,000,000. The liability for these participation fees is based on a certain level of performance by each feature film and is only payable when certain thresholds are achieved. The Company paid participation fees of $500,000 in each of the fiscal years 2003, 2004, and 2005, under this obligation. The Company has paid $2.2 million under this obligation as of December 31, 2005.

Legal Matters

Shareholder Litigation. On October 21, 2005, a putative shareholder class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled Mataraza v. Pixar, et al., Case No. C-05-4290 JSW. The complaint asserts a class period from January 18, 2005 to June 30, 2005. Three other similar complaints have been filed since October 21, 2005. Plaintiff alleges that the defendants made false and misleading statements about earnings projections for the second fiscal quarter of 2005, ended July 2, 2005, in light of sales and return information for home video sales of The Incredibles. The cases have been consolidated before a single judge and are referred to as In re Pixar Securities Litigation. Currently pending before the court is a motion for appointment of lead plaintiffs and their respective counsel. Management believes the lawsuits to be without merit and intends to vigorously defend against the action.

Informal Inquiry by the SEC. The Company received an informal inquiry from the SEC requesting information regarding the disclosure of its second quarter financial results. The SEC informed the Company in a letter dated February 17, 2006 that the informal inquiry had been terminated.

Merger Related Litigation. On January 27, 2006, an action, titled Jonathan Levene v. Pixar, et al., was filed in the Superior Court of the State of California for the County of Alameda, naming Pixar and all members of the Pixar board of directors as defendants. The complaint generally alleged that Pixar’s directors breached their fiduciary duties in approving the proposed merger between Pixar and Disney because they failed to maximize value for Pixar’s shareholders. The complaint sought class certification and certain forms of equitable relief, including enjoining the consummation of the proposed merger. The complaint did not seek compensatory damages. On January 30, 2006, the defendants removed the action to the United States District Court for the Northern District of California. On February 1, 2006, the plaintiff dismissed the action voluntarily.

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

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(8)	Significant Customer and Segment Reporting

Significant Customer

In fiscal years 2003, 2004, and 2005, Disney represented 94%, 90% and 93% of total revenue, respectively, and 97%, 83%, and 74% of total accounts receivable, respectively.

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

The Company’s revenue segment information by film category follows (in thousands):

	Fiscal Years Ended
	2003		2004		2005
The Incredibles	$—		$40,442		$151,705	(5)
Finding Nemo	189,166		150,783	(3)	58,336	(5)
Library titles(1)	60,580	(2)	67,376	(4)	62,986	(5)(6)
Animation services	637		2,230		1,738

Total film revenue	$250,383		$260,831		$274,765

(1)	Library titles include Monsters, Inc., A Bug’s Life, Toy Story 2 and Toy Story.

(2)	During fiscal 2003, Disney provided updated information reflecting higher home video return activity than had been originally anticipated which reduced revenues by $4.4 million. The Company also received a settlement on Monsters, Inc. merchandise revenue, which increased net revenues by $3.5 million. Additionally, the Company received updated information from Disney relating to home video expenses, which decreased previously recorded home video expenses by $3.2 million for all of our film titles on a cumulative basis.

(3)	During fiscal 2004, the Company received updated information from Disney that supported a reduction in the ultimate expense projections for Finding Nemo. As a result, the Company revised its estimate of Finding Nemo domestic home video expense to reflect the lower ultimate home video expenses, which increased film revenues by approximately $11.8 million for the year. The Company also adjusted its expense estimate for merchandise revenue which increased film revenues by $0.7 million. In addition, there were approximately $15.6 million in revenues which resulted from revisions to domestic home video reserves that were established in prior years. See Note 9 of Notes to Financial Statements for further discussion on reserves for returns.

(4)	Monsters, Inc. revenue for 2004 included $8.1 million, resulting from revisions to international home video reserves that were established in prior years for Monsters, Inc. See Note 9 of Notes to Financial Statements for further discussion on reserves for returns. In addition, the Company adjusted its expense estimate for merchandise which increased film revenues by $1.3 million in 2004.

(5)	The Company’s 2005 revenues included $9.8 million of additional film revenues, primarily related to a reduction of international home video and television expenses across all of its titles. Such reductions were due to updated information received from Disney during the year, which resulted in a revision to net revenues.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

(6)	During 2005, the Company increased its net revenues relating to Toy Story by approximately $4.1 million, which primarily reflected a reduction in television expenses based on updated information obtained from Disney.

(9)	Valuation and Qualifying Accounts and Reserves

A summary of the valuations and qualifying accounts and reserves included in the balance sheets are as follows (in thousands):

Classification	Balance at Beginning of Period	Changes to Reserves Impacting Operations	Reductions to Reserves (Actual Returns and Bad Debt Write-offs)	Balance at End of Period
Year ended December 31, 2005
Reserve for returns, Disney	$2,473	$3,246	$(5,719)	$—
Allowance for doubtful accounts, Disney	1,065	(705)	—	360
Allowance for doubtful accounts, trade	177	—	—	177

Year ended January 1, 2005
Reserve for returns, Disney	$27,753	$12,271	$(37,551)	$2,473
Allowance for doubtful accounts, Disney	2,226	(1,161)	—	1,065
Allowance for doubtful accounts, trade	186	—	(9)	177

Year ended January 3, 2004
Reserve for returns, Disney	$9,251	$23,575	$(5,073)	$27,753
Allowance for doubtful accounts, Disney	226	2,000	—	2,226
Allowance for doubtful accounts, trade	188	—	(2)	186

Reserve for Returns, Disney

The Company recognizes revenue from its films under the Co-Production Agreement and Feature Film Agreements net of distribution fees, actual returns, estimated reserve for returns, and marketing and distribution expenses in accordance with FASB Concepts Statement No. 6, “Elements of Financial Statements” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company makes adjustments to home video revenues for estimates on return reserves (as a percentage of sales) that may differ from those reported by Disney. To the extent that the Company’s reserve for returns percentage differs from that reported by Disney, such differences are recorded as a reserve against the receivable from Disney. These reserves are reflected above and amounted to $27.8 million and $2.5 million at January 3, 2004 and January 1, 2005, respectively. There was no reserve at December 31, 2005. Furthermore, these reserves can change for a variety of reasons:

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

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2005, the Company increased its return reserves by approximately $8.3 million primarily for differences in reserve percentage estimates with Disney for The Incredibles domestic and international home video revenues, as well as some increases to Finding Nemo international home video reserves. The Company’s reserves were reduced during the year due to subsequent revisions to its estimates for both The Incredibles and Finding Nemo. These revisions reduced the Company’s reserves by $5.1 million, of which approximately $2.0 million increased the Company’s revenues for reversals of reserves which were established in prior years for Finding Nemo international home video reserves. During 2005, Disney increased its return reserves primarily for The Incredibles international and domestic home video revenues, which resulted in a reduction of approximately $5.7 million in the Company’s reserves.

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

During fiscal 2003, the Company increased its return reserves by approximately $23.6 million for differences in its reserve estimates primarily for Finding Nemo’s domestic home video return reserves, and to a lesser extent Monsters, Inc. home video return reserves and Finding Nemo’s international home video reserves. During 2003, Disney increased its return reserves for Monsters, Inc. which reduced the Company’s difference in reserves from Disney by approximately $5.1 million.

Further, the Company may not always maintain differences in reserves from those reported by Disney. In instances when the Company utilizes Disney estimates, it is possible that Disney may make subsequent revisions to those estimates which could result in a change to the Company’s estimate of revenue for a given period. Such reserves and related changes as reported by Disney are not reflected in the above table.

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(10)    Net Income per Share Calculation

Reconciliation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Years Ended
	January 3, 2004			January 1, 2005			December 31, 2005
	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share	Net Income	Shares	Net Income per Share
Basic net income per share	$124,768	108,438	$1.15	$141,722	113,520	$1.25	$152,938	118,329	$1.29
Effect of dilutive options	—	6,406		—	5,570		—	5,067

Diluted net income per share	$124,768	114,844	$1.09	$141,722	119,090	$1.19	$152,938	123,396	$1.24

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period, using the treasury stock method for options.

Options to purchase 391,148, 184,006, and 112,355 shares of Common Stock in fiscal years 2003, 2004 and 2005, respectively, were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

(11)    Subsequent Event

Merger Agreement with the Walt Disney Company.    On January 24, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Disney by which Disney has agreed to acquire Pixar (the “Merger”). The Merger Agreement has been approved by the Boards of Directors of both Pixar and Disney.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of Pixar will be converted into the right to receive 2.3 shares of common stock of Disney. In addition, each outstanding option to purchase Pixar common stock will be converted at the Effective Time into an option to purchase 2.3 shares of Disney Common Stock and will be assumed by Disney.

Consummation of the Merger is subject to several closing conditions, including the approval of the principal terms of the Merger Agreement and approval of the Merger by the shareholders of Pixar, the receipt of antitrust

PIXAR

NOTES TO FINANCIAL STATEMENTS — (Continued)

approvals or the expiration of applicable waiting periods in certain jurisdictions, the absence of certain governmental restraints, and effectiveness of a Form S-4 registration statement filed by Disney. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement contains certain termination rights for both Pixar and Disney and provides that in certain specified circumstances, Pixar must pay Disney a termination fee of $210 million (generally in the event the Board of Directors of Pixar changes its recommendation that its shareholders approve the principal terms of the Merger Agreement and approval of the Merger, or elects to pursue a superior acquisition proposal from a third party).

Concurrently with the execution of the Merger Agreement, Disney entered into a voting agreement (the “Voting Agreement”) with Steve Jobs, the Chief Executive Officer of Pixar, pursuant to which Mr. Jobs has agreed to vote a number of his shares of Pixar Common Stock (representing forty percent (40%) of the shares of Pixar Common Stock outstanding and entitled to vote on the record date for any vote of shareholders of Pixar on the Merger Agreement and the transactions contemplated thereby) in favor of the approval of the principal terms of the Merger Agreement and the Merger. In addition, pursuant to the Voting Agreement, Mr. Jobs is entitled to vote the balance of his shares of Pixar Common Stock in any manner he deems appropriate.

Distribution Letter Agreement.    The Company entered into a Distribution Letter Agreement (the “Distribution Letter Agreement”) dated as of January 27, 2006 with Disney regarding the distribution of a feature length animated film currently entitled Ratatouille. Pursuant to the Distribution Letter Agreement, Ratatouille will be deemed a “Picture” under and in accordance with the terms of the Co-Production Agreement, subject to certain exceptions, including but not limited to those noted below.

The Distribution Letter Agreement provides that the term of the Co-Production Agreement shall be extended until delivery to Disney of Ratatouille. In addition, Pixar will finance all production costs and receive all gross receipts of Ratatouille after deduction of (1) a distribution fee paid to Disney, (2) any participations paid to third parties and (3) Disney’s distribution costs. Pixar shall have creative control and control of production for Ratatouille and shall own all rights to derivative works based on Ratatouille, except that Disney shall own theme park rights to Ratatouille in perpetuity.

Under the Distribution Letter Agreement, Pixar shall have sole ownership of copyrights, trademarks and other intellectual property rights in and to Ratatouille. In addition, Disney’s exclusive distribution and exploitation rights with respect to Ratatouille shall be for a period of 10 years from initial theatrical exhibition of Ratatouille or 11 years from delivery of Ratatouille, whichever is earlier.

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

	Quarter Ended
	April 3	July 3	October 2	January 1
2004
Revenue	$53,824	$66,289	$44,463	$108,896
Gross profit	47,920	59,852	40,259	95,560
Net income	26,742	37,385	22,421	55,174
Basic net income per share	0.24	0.33	0.20	0.48
Diluted net income per share	0.23	0.32	0.19	0.45

	Quarter Ended
	April 2	July 2	October 1	December 31
2005
Revenue	$161,244	$26,437	$45,812	$55,623
Gross profit	133,787	22,163	42,225	51,561
Net income	81,887	12,702	27,408	30,941
Basic net income per share	0.70	0.11	0.23	0.26
Diluted net income per share	0.67	0.10	0.22	0.25

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Period-to-period comparisons of our results of operations may not be necessarily meaningful, as our annual and quarterly revenues may fluctuate due to the timing of our theatrical releases and related products, such as home video, television and merchandising. For example, revenue for the first quarter of fiscal 2005 was significantly higher than that of other quarters in the same year and higher than the first quarter of fiscal 2004 largely due to the timing and success of The Incredible’s worldwide home video performance and continued foreign theatrical revenues in the first quarter of fiscal 2005. In addition, revenue for the fourth quarter of fiscal 2004 was significantly higher than the fourth quarter of fiscal 2005 due to the November 2004 domestic theatrical release of The Incredibles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ STEVE JOBS Steve Jobs	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 7, 2006

/S/ SIMON T. BAX Simon T. Bax	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2006

/S/ EDWIN E. CATMULL Edwin E. Catmull	President and Director	March 7, 2006

/S/ SKIP M. BRITTENHAM Skip M. Brittenham	Director	March 7, 2006

/S/ SUSAN L. DECKER Susan L. Decker	Director	March 7, 2006

/S/ JOSEPH A. GRAZIANO Joseph A. Graziano	Director	March 7, 2006

/S/ LAWRENCE B. LEVY Lawrence B. Levy	Director	March 7, 2006

/S/ JOE ROTH Joe Roth	Director	March 7, 2006

/S/ LARRY W. SONSINI Larry W. Sonsini	Director	March 7, 2006

INDEX TO EXHIBITS

Exhibit Number	Exhibits

2.1	Agreement and Plan of Merger, dated January 24, 2006, by and among The Walt Disney Company, Lux Acquisition Corp., and Pixar (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 26, 2006, Commission File No. 33-97918)

3.1	Amended and Restated Articles of Incorporation (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of Pixar dated April 4, 2005 (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2005, Commission File No. 0-26976)

3.3	Amended and Restated Bylaws (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, Commission File No. 0-26976)

4.1	See Exhibit 3.1

4.2	See Exhibit 3.2

4.3	Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.5 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)

10.1*	1995 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement, Commission File No. 333-71706)

10.2*	1995 Director Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 0-26976)

10.3*	Form of Indemnification Agreement entered into between the Registrant and each of the executive officers and directors (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)

10.4	Agreement between the Registrant and Walt Disney Pictures dated May 3, 1991, as amended (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement, Commission File No. 33-97918)(1)

10.5*	Employment Agreement between the Registrant and John Lasseter dated March 21, 2001 (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 0-26976)(1)

10.6	Co-Production Agreement between the Registrant and Walt Disney Pictures and Television dated February 24, 1997 (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-26976)(1)

10.7*	Offer letter between Ms. Lois Scali and the Registrant dated January 23, 2003 (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 0-26976)

10.8	Reimbursement Agreement between the Registrant and Steve Jobs dated June 19, 2003 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, Commission File No. 0-26976)

10.9*	Offer letter between Mr. Simon T. Bax and the Registrant dated March 18, 2004 (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005, Commission File No. 0-26976)

Exhibit Number	Exhibits

10.10*	2004 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, Commission File No. 0-26976)

10.11*	Forms of Agreement Under 2004 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, Commission File No. 0-26976)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 86)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.

*	Indicates management compensatory plan, contract or arrangement.